Form 10-K
period 1997-12-31
CAPITAL AUTOMOTIVE REIT
filed 1998-03-30
CIK 1049316

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER: _________

                            CAPITAL AUTOMOTIVE REIT
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS DECLARATION OF TRUST)


             MARYLAND                                  54-1870224
  (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                 Identification No.)


              1420 SPRING HILL ROAD, SUITE 525, MCLEAN, VIRGINIA
                   (Address of principal executive offices)

      22102                              (703) 288-3075
    (Zip Code)        (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:

Common Shares of Beneficial Interest, $.01 par value per share
     ---------------------------------------------------------
                      (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes[_]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The number of Registrant's Common Shares of Beneficial Interest outstanding on March 25, 1998 was 24,792,115. The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Shares of Beneficial Interest on March 25, 1998 was $416,669,316*.

* Excludes 2,862,151 shares deemed to be held by trustees, officers and shareholders whose ownership exceeds ten percent of the Common Shares of Beneficial Interest outstanding at March 25, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by, or under common control with, the Registrant.

                            CAPITAL AUTOMOTIVE REIT
                            FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1997


                               TABLE OF CONTENTS


                                                                                    PAGE REFERENCE
                                                                                           TO
PRELIMINARY STATEMENT                                                                  FORM 10-K
---------------------                                                               --------------
Part I
------
     Item 1.  Business                                                                     2
     Item 2.  Properties                                                                  20
     Item 3.  Legal Proceedings                                                           22
     Item 4.  Submission of Matters to a Vote of Security Holders                         22

Part II
-------
     Item 5.  Market for the Registrant's Common Equity and
                 Related Shareholder Matters                                              23
     Item 6.  Selected Financial Data                                                     24
     Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                            25
     Item 8.  Financial Statements and Supplementary Data                                 28
     Item 9.  Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                      40

Part III
--------
     Item 10. Directors and Executive Officers of the Registrant                          40
     Item 11. Executive Compensation                                                      43
     Item 12. Security Ownership of Certain Beneficial Owners
                 and Management                                                           47
     Item 13. Certain Relationships and Related Transactions                              48

Part IV
-------
     Item 14. Exhibits, Financial Statement Schedule and
                 Reports on Form 8-K                                                      51

FORWARD-LOOKING STATEMENTS

  Certain statements in this Annual Report on Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Factors which may cause the actual results of operations in future periods to differ materially from forecast or anticipated results include, but are not limited to, (i) the failure of any lessee of real property owned by Capital Automotive REIT to perform the terms of its lease in any material respects , (ii) the inability of the Company to acquire suitable real properties that conform to its business strategy as described herein, (iii) the termination or abandonment of the dealerships or other motor vehicle related businesses that occupy any real property owned by the Company, (iv) the inability of the Company to release any real property, (v) general economic and business conditions, both nationally and in the regions in which the Company owns real property, including, but not limited to, those conditions affecting real estate generally or the motor vehicle retail and related businesses specifically, (vi) zoning changes in locations in which any such real property is located, (vii) existing governmental regulations and changes in, or the failure to comply with government regulations, (viii) changes to laws, rules and regulations affecting the Company, including the tax laws affecting real estate investment trusts, (ix) competition, (x) changes in business strategy, (xi) divestiture of real property, (xii) retention of the Company's executive officers, (xiii) the ability of the Company to attract and retain key personnel, and (xiv) the availability and terms of additional capital to fund the acquisition of additional properties and for working capital purposes. See "Item 1--Business--Business Risks."

ITEM 1.  BUSINESS


RECENT EVENTS

  Capital Automotive REIT (the "Company") is a Maryland real estate investment trust organized on October 20, 1997. On February 19, 1998, the Company closed its initial public offering (the "Offering") of 20,000,000 common shares of beneficial interest, $.01 par value per share ("Common Shares") for which it received aggregate net proceeds of approximately $275.4 million. On February 19, 1998, the Company issued 1,792,115 Common Shares (the "FBR Offering") in a private placement to FBR Asset Investment Corporation for which the Company received aggregate proceeds of approximately $25 million. On March 12, 1998, the Company closed the Offering of 3,000,000 additional Common Shares pursuant to the exercise of the underwriters' over-allotment option in full for which it received aggregate net proceeds of approximately $41.9 million. The net proceeds of the sale of 24,792,115 Common Shares have been contributed to Capital Automotive L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of partnership interest ("Units") representing approximately 83.3% of the outstanding equity of the Operating Partnership.

  Prior to the Company's closing of the initial public offering of Common Shares, it had limited operations. Unless the context otherwise requires, references to the Company include Capital Automotive REIT and Capital Automotive L.P., or either of them, and references to the "Dealers (as hereafter defined)," the "Sellers (as hereafter defined)" and the "Lessees (as defined hereafter)" or any specifically named "Dealer," "Seller" or "Lessee" also refer to persons or entities who are their affiliates ("Affiliates") as defined in Rule 405 of the Securities Act of 1933, as amended (the "Securities Act"). References to "Industry Sources" refer to statistical industry data regarding franchised motor vehicle dealerships ("Dealerships"), motor vehicle related businesses ("Related Businesses") or operators of Dealerships or Related Businesses ("Dealers") taken or derived from information published by (i) the Industry Analysis Division of the National Automobile Dealers Association ("NADA") in its NADA Data 1996 and NADA Data 1997, and on the "NADANET" web-site located at "www.nadanet.com/news/nadadata/econfyi.htm," (ii) Crain Communications Inc. in its Automotive News 100-Year Almanac, 1996 Market Data Book and 1997 Market Data Book, (iii) ADT Automotive, Inc. in its 1997 Used Car Market Report, (iv) the Bureau of the Census in the U.S. Department of Commerce in its Statistical Abstract of the United States 1996 from the National Data Book, or (v) the Washington Business Journal, thirteenth annual The Book of Lists, 1997-1998.

  The following transactions have been completed in connection with the Company's Offering:

 . On February 19, 1998, FBR Asset Investment Corporation, an Affiliate of
  Friedman, Billings, Ramsey & Co., Inc., acquired 1,792,115 Common Shares in the FBR Offering for which the Company received aggregate proceeds of approximately $25 million.

 . On February 19, 1998, the Company contributed the aggregate net proceeds of approximately $300.4 million from the Offering of 20,000,000 Common Shares and the FBR Offering to the Operating Partnership in exchange for 21,792,115 Units

 . On March 12, 1998, the Company contributed the net proceeds of approximately
  $41.9 million from the Offering of 3,000,000 additional Common Shares pursuant to the exercise of the underwriters' over-allotment option in full to the Operating Partnership in exchange for 3,000,000 additional Units.

 . On February 19, 1998, the Company acquired certain properties from Affiliates of Pohanka Automotive Group ("Pohanka"), Rosenthal Automotive Organization ("Rosenthal"), Sheehy Auto Stores ("Sheehy") and Cherner Automotive Group ("Cherner") or related persons thereto in exchange for 1,160,162; 3,351,886; 341,336 and 108,008 Units of the Operating Partnership, respectively, and the assumption of mortgage debt of approximately

  $13.4 million, $14.2 million, $8.9 million and $4.8 million, respectively. See "Item 2--Properties."

 . On February 24, 1998, the Company acquired certain properties from Cross-
  Continent Auto Retailers, Inc. ("Cross Continent") for a total cash cost of approximately $13.3 million. See "Item 2--Properties."

 . On February  27, 1998, the Company acquired certain properties from Good News
  Auto Mall ("Good News") for a total cash cost of approximately $5.5 million. See "Item 2 -- Properties."

 . On February 27, 1998, the Company acquired certain properties from Kline
  Automotive Group ("Kline") for a total cash cost of approximately
  $8.5 million. See "Item 2-- Properties."

 . Contemporaneously with the closing of the acquisition of the relevant properties, Affiliates of Pohanka, Rosenthal, Sheehy, Cherner, Cross-Continent, Good News and Kline, entered into long-term triple-net Leases with
  the Company with respect to such properties.   See "Item 2--Properties."

 . On February 19, 1998, the executive officers and trustees of the Company and their Affiliates or family members acquired an aggregate of 1,091,657 Common Shares in the Offering. See "Item 12--Security Ownership of Certain Beneficial Owners and Management."

 . Effective on February 19, 1998, the Company's executive officers were granted pursuant to the Company's 1998 Equity Incentive Plan ("Plan") options to
  acquire in the aggregate 106,664 Common Shares and 2,362,013 Units.   See
  "Item 11--Executive Compensation."

 . On February 19, 1998, the Company obtained a $10 million line of credit from NationsBank, N.A., and borrowed approximately $5.1 million at the closing of the Offering (approximately $2.8 million of which has been guaranteed by Affiliates of, or persons related to, Robert M. Rosenthal and approximately $2.3 million of which has been guaranteed by Affiliates of Vincent A. Sheehy).

 . As of March 12, 1998, the Company issued to Messrs. Pohanka and Rosenthal,
  Trustees of the Company and Affiliates of certain Sellers and Lessees, warrants representing the right to acquire up to 707,079 Units, at an exercise price equal to $15.00 per share, such warrants to be exercisable beginning on February 19,1998 and for a period of five years thereafter (the ''Dealer Warrants'').

 . On March 16, 1998, the Company moved its principal place of business to 1420
  Spring Hill Road, Suite 525, McLean, Virginia 22102, telephone no. (703) 288-3075.


OVERVIEW

  The Company is a newly organized self-administered and self-managed Maryland real estate investment trust formed to invest in the real property and improvements (the "Properties") used by operators of multi-site, multi-franchised Dealerships and Related Businesses located in major metropolitan areas throughout the United States. The Company is the first publicly-traded real estate investment trust formed primarily to acquire and lease back Properties for use by Dealers.

  As described under the caption "Business-Recent Events," contemporaneously with or following the Offering, the Company acquired 34 Properties on which 54 franchisees of 24 brands of motor vehicles are located. Twenty of the Properties are located in the Washington, D.C. Metropolitan Area, which Properties are operated by four of the top 20 Dealers in the Washington, D.C. Metropolitan Area, as measured by total new vehicles sold in 1996. Other Properties acquired by the Company are located in the eastern shore of Maryland, Pennsylvania,

Texas and southern Virginia. In addition, the Company contracted on December 31, 1997 to acquire one Property located in Denver, Colorado and one Property located in Las Vegas, Nevada, that are expected to close during the second quarter of 1998. Dealers located on the Properties sell domestic and imported luxury, family, economy and sport utility vehicles, trucks and vans, including Mercedes-Benz, Honda, Toyota, Lexus, Chevrolet, Saturn, Ford, GMC, Mazda, Infiniti, Jaguar, Acura, Lincoln-Mercury, Mitsubishi and Nissan. The Properties have been purchased from the Sellers, each of whom is an Affiliate of a Dealer and have been leased back to entities who are also Affiliates of the Sellers (the "Lessees"). The leases entered into by the Company and the Lessees' (the "Leases") are long-term leases that require the Lessees to pay all operating costs of the Properties, as well as all real estate taxes, utilities, insurance, repairs, maintenance and other expenses (commonly referred to as ''triple net'' leases).

  The Company has employees located in McLean, Virginia, Chicago, Los Angeles and Naples, Florida who are responsible for identifying and negotiating acquisitions and leasing of Properties. The Company expects to identify Dealers through existing contacts, existing Sellers, participation in professional organizations or through other methods or by Dealers contacting the Company.

  Thomas D. Eckert, President and Chief Executive Officer, Scott M. Stahr, Executive Vice President and Chief Operating Officer, Donald L. Keithley, Executive Vice President of Business Development, and David S. Kay, Vice President and Chief Financial Officer, the Company's executive officers, have 22; 12; 38; and 10 years of experience, respectively, in the real estate, financial or motor vehicle industries, although they have limited experience managing or operating a real estate investment trust.

  The Pohanka Automotive Group, led by its Chairman, John J. Pohanka, has been in business for almost 80 years. The Pohanka family began operating dealerships in 1919, and the business' current leader, Mr. Pohanka has been involved in the automotive industry for almost 50 years. Today the second and third generation of the Pohanka family lead the business' operations. In 1996, the Pohanka Automotive Group Dealerships sold 11,900 new and used motor vehicles. The Pohanka Automotive Group is currently comprised of nine Dealerships, each of which is located in the Washington, D.C. Metropolitan Area. Under Mr. Pohanka's leadership, the Pohanka Automotive Group's Dealerships have received numerous awards, including the Time Magazine Quality Dealer Award. The Company has acquired all of the Properties used or owned by the Pohanka Automotive Group or its Affiliates. Mr. Pohanka is the Chairman of the Board of the Company.

  The Rosenthal Automotive Organization, led by its Chairman, Robert M. Rosenthal, has been in business for over 50 years. With 19 franchises, the Rosenthal Automotive Organization is the 14th largest automotive group in the United States in terms of total new vehicles sold in 1996. In 1996, the Rosenthal Automotive Organization Dealerships sold more than 31,500 new and used motor vehicles. Under Mr. Rosenthal's leadership, the Rosenthal Automotive Organization's Dealerships have received numerous national and local awards, including the Time Magazine Quality Dealer Award, the International American Automobile Dealers/Sports Illustrated Dealer of Distinction, the Acura Precision Team Award, the Jaguar Pride of Jaguar Award, and the Mazda President's Award. The Company has acquired seven of the 13 Properties used by the Rosenthal Automotive Organization or its Affiliates or related persons (which are substantially all of the Properties used or owned by the Rosenthal Automotive Organization). Mr. Rosenthal is a Trustee of the Company.

  The Sheehy Auto Stores, led by its Chairman, Vincent A. Sheehy, were established in 1965. Mr. Sheehy entered the automotive business in 1945. Mr. Sheehy is a past chairman of the Ford Dealer Advertising Fund and a past director of the National Automobile Dealers Association. Mr. Sheehy's Dealerships have won numerous awards including the North American Customer Excellence Awards in 1995, 1996 and 1997 and the President's Circle Award in 1996. The Sheehy Auto Stores sold approximately 14,500 motor vehicles in 1996. The Company has acquired four Properties used or owned by the Sheehy Auto Stores or its Affiliates.

  The Cherner Automotive Group first began operating in the mid-1920's in Washington, D.C. Jonathan and Andrew Cherner took over management of the Dealerships in 1993. Jonathan Cherner is a board member of the Washington Lincoln Mercury Dealers Association, the Washington Area Isuzu Dealer Advertising Association and the Isuzu National Dealer Council. Andrew Cherner is an active member of Kia's National Dealer Council and the Lincoln Mercury Regional Marketing Committee. The Cherner Automotive Group sold approximately 4,200 motor vehicles in 1996. The Company has acquired one Property used or owned by Cherner Automotive Group or its Affiliate.

   Cross-Continent, led by its Chief Executive Officer, Bill Gilliland, was created in 1996 by reorganizing the ownership of six Dealerships controlled by Mr. Gilliland. Cross-Continent became a publicly-traded company on September 23, 1996, and is listed on the New York Stock Exchange under the symbol ''XC.'' Prior to this, Mr. Gilliland had been involved in the automotive industry for over 30 years. Cross-Continent owns and operates 11 Dealerships and Related Businesses located in Amarillo, Texas, Oklahoma City, Oklahoma, Denver, Colorado and Las Vegas, Nevada, certain of which have been in continuous operation under various owners since the 1920s. Since its 1996 initial public offering Cross-Continent has acquired seven Dealerships located in Oklahoma City, Oklahoma, Denver, Colorado, and Las Vegas, Nevada. The Company has acquired four Properties used or owned by Cross-Continent or its Affiliates and has entered into contracts to acquire two more Properties that are expected to close during the second quarter of 1998.

  Good News, led by its Chairman, Roy L. Meyers, Jr., has been in business for 20 years. With Dealerships located on the eastern shore of Maryland that represent nine franchises, the Good News sold 4,200 new and used motor vehicles in 1996. Under Mr. Meyers' leadership, the Good News Dealerships have won several awards, including top dealership awards from Honda, Toyota, Nissan, Mazda and GMC Truck. The Company has acquired seven Properties used or owned by the Good News or its Affiliates.

  The Kline Automotive Group, led by its Chairman and President, James M. Kline, has been in business for over 70 years. The Kline family began operating dealerships in 1926, and the business' current leader, Mr. Kline has been involved in the automotive industry for over 40 years. In 1996, the Kline Automotive Group's Dealerships sold over 16,400 new and used motor vehicles. The Kline Automotive Group is currently comprised of six Dealerships located in southern Virginia and the Washington, D.C. metropolitan area. Under Mr. Kline's leadership, the Kline Automotive Group's Dealerships have received numerous awards, including the Toyota President's Award, Board of Governor's Award and Leadership Board Award and the Chevrolet Sales Volume Campaign Award. The Company has acquired two Properties used or owned by the Kline Automotive Group or its Affiliates.

  New and used franchised motor vehicle retailing, including the sale of trucks, minivans and sport utility vehicles, parts and services, and other ancillary businesses, is the largest consumer retail sector in the United States, with approximately $500 billion in 1996 sales. Sales by franchised motor vehicle retail dealerships are estimated to account for one-fifth of the nation's total retail sales of all products and merchandise. In 1996, the 100 largest Dealership groups generated less than 10% of total sales revenue and controlled approximately 5% of the over 22,000 existing franchised Dealerships, demonstrating the fragmentation of the industry. The Company believes that the size and the fragmentation of the industry and the increasing capital needs of Dealers provide an attractive environment in which the Company can seek to implement its primary business strategy. The current trend is for Dealers to consolidate their operations to increase efficiency and their competitive position. That trend should facilitate the Company's strategy of acquiring Properties from Dealers with multi-site, multi-franchised and diversified locations.

  The Company believes that because the real property and improvements used by Dealerships or Related Businesses are usually single use properties used by a single industry, that type of property is a major and discrete sector of the national retail real estate industry. Industry sources estimate that the real property and improvements associated with franchised auto retailers represents in excess of $40 billion of real estate. The Company believes that those properties present attractive acquisition and financing opportunities because they have locations with frontage on, and visibility from, major thoroughfares and zoning for a wide range of alternative uses. In the event that such properties can no longer be leased to Dealers, the Company believes that they can be redeveloped for other commercial or residential uses.


STRATEGY

  The Company's primary business strategy is to acquire a diversified portfolio of Properties used by Dealers throughout the United States, including Properties used by new motor vehicle retail dealerships, used motor vehicle retail dealerships, motor vehicle auctioneers and service, repair or parts businesses. In addition, the Company intends to commit to purchase Properties under construction, renovation or expansion upon completion of such construction, renovation or expansion. The Company believes that its acquisition strategy will provide Sellers with an opportunity (i) to acquire liquidity, while maintaining ownership and control of the Dealerships or Related Businesses, (ii) to diversify their investments, (iii) to obtain funds to expand the operations of their Dealerships or Related Businesses, and (iv) to facilitate their estate planning.

  The Company's primary objective is to own and lease Properties operated by Dealers throughout the United States for the primary purpose of generating rental income in order to provide the Company with predictable streams of cash flow to maximize shareholder value. To achieve these objectives, the Company is:

 . Implementing an aggressive, yet disciplined, acquisition program by purchasing
  Properties used by Dealers of multi-site, multi-franchised Dealerships or Related Businesses that have demonstrated historic growth, are well managed, and have been maintained in good condition, and whose location and characteristics will be suitable for alternative use by:

  . Diversifying geographically by acquiring Properties located primarily in major metropolitan areas in order to minimize the potential adverse impact of economic downturns in certain markets;

  . Leveraging the contacts and experience of the Company's management to build and maintain long-term relationships with Dealers;

  . Maintaining long-term working relationships with Dealers, by providing capital for multiple acquisitions of Properties on a market-by-market basis, thereby enhancing efficiency and value; and

  . Taking advantage of opportunities created by the fragmented ownership of Dealerships and Related Businesses, and the large number of suitable locations with adequate roadway frontage, high visibility and appropriate zoning.

 . Using the Company's "UPREIT" structure to acquire Properties in exchange for cash or Units, or a combination of cash and Units, thereby deferring some or all of a Seller's potential taxable gain, and enhancing the ability of the Company to consummate transactions and to structure more competitive acquisitions than other real estate companies in the market that lack the Company's access to capital and the ability to acquire Properties with Units.

 . Using several valuation mechanisms, including evaluations of comparable sales and leases of properties, analysis of the alternative uses of the Properties, calculations of discounted cash flow, and evaluation of the Dealers' financial strength, to determine the purchase price and lease terms for the Properties.

 . Leasing back Properties to Lessees on a triple-net basis, thereby eliminating brokerage, re-leasing and similar costs and the risk of high Lessee turnover due to the general historic long-term operation of Dealerships or Related Businesses at Property locations.

 . Negotiating Lease covenants designed to minimize the likelihood of loss to the Company, by permitting the Company to establish the ability of the Lessees (together with any guarantor of the Lessee's Lease obigations (the
  "Guarantor") to pay rent by bi-annually monitoring compliance with a rent coverage ratio of 1.5 to 1 or require the Lessee to provide additional security in the form of the guaranty of one or more Affiliates.

 . Utilizing a variety of other financing sources, that may include the issuance of Units, or other equity securities or debt securities, or a combination thereof; and entering into a bank credit facility that will be used to leverage Properties, acquire additional Properties and for working capital purposes as a means to gain positive spread on investment. The Company's policy is to operate with a debt to total market capitalization ratio of not more than 50%, which policy may be changed from time to time by the Board of Trustees.


THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS


     PROPERTIES

  As described under the caption "Business-Recent Events," contemporaneously with or following the Offering, the Company acquired 20 Properties that are located primarily in suburban communities of the Washington, D.C. metropolitan area. The locations of the other 14 Properties acquired by the Company include the eastern shore of Maryland, Pennsylvania, Texas and southern Virginia. As of December 31, 1997, the Company has also entered into contracts to acquire one additional Property located in Denver, Colorado and one additional Property located in Las Vegas, Nevada.

  The Company's interest in each Property owned by it includes the land, buildings and improvements, related easements and rights and fixtures. The Company does not now, nor does it intend to, own or lease any significant personal property, furniture or equipment at any Property, all of which are or will be owned or leased from third parties or by the respective Lessee. The Properties are generally zoned for a wide range of commercial uses and typically have frontage on major transportation arteries with high traffic patterns, high visibility, bright signage, and ease of entrance and exit. The improvements on the Properties generally consist of one or more retail showrooms, office space (which may or may not be contained in separate buildings), adjacent full service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops and parking for inventory.

  The Company holds fee simple title to the Properties owned by it, with the exception of Rosenthal Chevrolet, a portion of which is subject to a ground lease. The sites of the Properties are generally subject to standard and customary utility and other easements, certain covenants and restrictions and certain reciprocal easements regarding access. The Properties acquired from Affiliates of Pohanka secure the line of credit from NationsBank, N.A. in the amount of $10 million.


  LEASES

  Concurrently with the Company's acquisition of the Properties, the Company leased them back to the Lessees pursuant to the Leases. Substantially all of the Company's current Leases are for terms of ten years, and it expects that future Leases will be for fixed terms ranging from ten to 15 years (the "Fixed Term"). In addition, the Company's current Leases have, and it expects that future Leases will have, extension terms for one or two ten-year periods (the "Extended Terms") exercisable at the option of the respective Lessee. The Company's current Leases require, and the Company expects that its future Leases will require, the Lessees to pay substantially all expenses associated with the operation of the Properties, such as real estate taxes and other governmental charges, insurance, utilities, service, repair and maintenance and, therefore, are or will be on a "triple-net" basis. The Leases also require, and the Company intends that future Leases will require, the applicable Lessee to undertake and pay for any substantial additions, repairs, renovations and improvements to the Property after receiving the consent of the Company, unless the Company decides, at its option, to pay for such expenditures, which would be on terms to be negotiated. Upon expiration or termination of the Leases, the Leases generally provide that additions, repairs, renovations and improvements will become the property of the Company. Each Lease requires, and the Company intends that future Leases will require, the Lessee to operate the Property only for the same purpose for which it was used on the Company's purchase date, unless the Company consents to a different use.

  The annual base rent under each Lease (the "Annual Base Rent") has been negotiated by the Company to produce an appropriate yield to the Company (based on the return on the Company's investment) considering (i) the purchase price of the Property, (ii) the credit worthiness of the Lessee, (iii) the rental rates for similarly situated properties in the geographic location in which the Property is situated, (iv) the characteristics of the Property, (v) the cost to the Company of the funds used to acquire the Property, and (vi) the return that the Company could realize from alternative investments on that Property's purchase price (including acquisition fees and expenses). The yield to the Company from an investment in Properties will differ from the yield to shareholders from an investment in the Common Shares. The Company's current Leases provide, and the Company expects that future Leases will provide, that the Annual Base Rent under such Lease adjusts upward periodically based on a factor of the consumer price index ("CPI"). The Company has general recourse to the Lessees under its current Leases, but the Lessees' payment obligations under the Leases are unsecured.


  TYPICAL LEASE TERMS

  In general, the Company's Leases include the following general lease terms. The Company expects to negotiate substantially the same terms with Lessees of additional Properties.

  Use of the Properties.   Generally the Lease will require the Property to be
continuously operated for the same purpose as they were used on the Company's purchase date unless the Company consents otherwise. The Lease will generally require that the Lessee or any permitted assignee operate the Property in an efficient and professional manner.

  Amounts Payable Under the Leases; Net Provisions.   During the Fixed Term and
any Extended Terms, each Lessee or its assigns will pay the Annual Base Rent, which is payable in monthly installments. The Annual Base Rent will be adjusted upward periodically based on a factor of the CPI.

  Each Lease is what is commonly referred to as a "triple net" lease, under which each Lessee is required to pay thereunder rent and substantially all expenses associated with operation of a particular Property. Such expenses include all taxes, assessments and levies, excises, fees, and all other governmental charges with respect to such Property, and all charges for insurance, utilities, service, repair and maintenance, including, without limitation, electricity, telephone, trash disposal, gas, oil, water, sewer, communication and all other utilities used in each Property, and any ground lease payments. Each Lessee will generally be obligated to comply with all laws, contracts, covenants and restrictions affecting a Property and to perform all obligations under any ground lease affecting a Property.

  Maintenance, Alterations, Capital Additions or Improvements.   The Lessee or
its assigns generally is obligated, at its sole cost and expense, to maintain its Property in good order, repair and appearance and to make structural and non-structural, interior and exterior, foreseen and unforeseen, and ordinary and extraordinary repairs and replacements, which may be necessary and appropriate to keep such Property in good order, repair and appearance (excluding ordinary wear and tear) or which may be required by any governmental authority, including those required to continue to satisfy any licensure requirements related to the operation of the Dealership or Related Business. The Company will not be required to build or rebuild any improvements to any Property, or to make any repairs, replacements, alterations, restorations or renewals to any Property.

  The Lessee or its assigns, at its sole cost and expense, generally may make alterations, additions, changes and/or improvements to each Property with the prior written consent of the Company, provided that the value and primary intended use of such Property (determined in the Company's reasonable judgment) is not impaired. The Company may, but is under no obligation to, provide or arrange construction, permanent or other financing for any addition, alteration or improvement, the terms of which will be separately negotiated. Typically, all improvements, additions, alterations and replacements constructed upon each Property by the Lessee during the Fixed Term or an Extended Term of a Lease will be the sole property of the Lessee until the expiration or early termination of such Lease, at which time all improvements, additions, alterations and replacements will become the property of the Company. All machinery, equipment, furniture, furnishings and other personal property installed at the expense of a Lessee on any Property will remain the property of such Lessee and may be removed by such Lessee at the expiration or earlier termination of the Lease.

  Insurance.   Each Lease provides that the Lessee will maintain insurance on the related Property under the Lessee's insurance policies providing for the following coverages in such amounts as are or shall customarily be insured against with respect to properties similar to the Properties, including: (i) fire, vandalism and malicious mischief, extended coverage perils and all physical loss perils, (ii) commercial general public liability, (iii) flood (when the Property is located in whole or in material part in a designated flood plain area), earthquake and other similar hazards as may be customary for comparable properties in the area, (iv) worker's compensation and (v) such other insurance as the motor vehicle manufacturer (or its authorized distributor) (the "Manufacturer") under the related written franchise agreement (the "Franchise Agreement") or any holder of a mortgage, deed of trust or other security agreement on such Property (a "Company Mortgagee") may reasonably require, which at the time is usual and commonly obtained on commercially reasonable terms in connection with properties similar in type of building size and use to the Property and located in the geographic area where the Property is located. The foregoing insurance policies would name the Company and any Company Mortgagee as additional insureds or loss payees, as applicable. Each Lease specifies the deductibles for insurance covering each class of risk. Notwithstanding, there will be risks for which insurance will not be obtainable or will be prohibitively expensive. In such event, a Lessee's ability to restore the Property may be dependent on its internally generated funds or borrowing capacity.

  Damage to, or Condemnation of, a Property.   In the event of any insurable
damage or destruction to any Property, the Lessee is required to submit complete and detailed plans and specifications to the Company, and upon authorization of the Company (which will not be unreasonably withheld or delayed), will have the obligation to promptly repair or restore the same, at the Lessee's expense so as to make such Leased Property at least equal in value to such Property immediately prior to such occurrence and as nearly similar to it in character as is practicable and reasonable. Typically, the Annual Base Rent, real estate taxes and other impositions on the particular Property will be proportionately abated during the time of restoration, but only to the extent of any rental interruption insurance proceeds actually received by the Company. If any Property is damaged by an insurable event to such an extent that the Property is "completely destroyed" (which will be sufficient damage to such leased
Property such that the Company and the Lessee agree to that classification) or "partially destroyed" (which will be damage to such Property such that the Property will not be suitable for use by a Dealership or Related Business (as determined by a reasonable Dealer in light of standard trade practices) within a specified period after the date of the occurrence of such damages), the Lessee may elect to terminate the relevant Lease upon notice to the Company. In the event of the termination of the Lease upon a Property being "completely destroyed" or "partially destroyed," typically, the Lessee will have no obligation to repair, rebuild or replace such Property, and the entire insurance proceeds will belong to the Company.

  Generally, under the Lease terms, if at any time during the Fixed Term or any Extended Term, any Property is totally and permanently taken by right of eminent domain or by conveyance made in response to the threat of the exercise of such right ("Condemnation"), the Lease will terminate as to Property so taken as of the date the condemning authority has the right to possession of the Property being condemned. Generally, the Lessee will be required to pay all outstanding applicable rent and other charges through the date of termination. The Lease generally will not terminate if the condemnation occurred due to the failure of the Lessee to maintain such Property, whether or not such failure constituted an event of default at the time of the Condemnation.

  If a portion of a Property is taken by condemnation, the Lease generally will remain in effect as to such Property if such Property is not thereby rendered unsuitable for use as a Dealership or Related Business. In such event, the Company will retain the amount of any award received by the Company, is obligated to apply such award to restore the Property, and any excess after such application will be retained by the Company. Any award made by the condemning authority to the Lessee will belong to the Lessee.

  Financial Covenants.   Substantially all affiliated Lessees and Guarantors, if
any, as a group will be required to maintain a rent coverage ratio of at least
1.5 to 1 as of the date of the Lease and at 24 month intervals thereafter, computed as the aggregate of net income before taxes plus mortgage interest, rent expense, depreciation, compensation of principals of the Lessees, management fees plus the annual LIFO adjustment and other non-cash expenses, less recurring capital expenditures and gain (loss) on sale of real estate, dividends and/or profits taken out of the Lessees and Guarantors if any, divided by the aggregate of the Lessees' and Guarantors', if any, obligations under the Leases. In addition, the Lessee will be required to comply with all financial covenants imposed by Manufacturers with whom the Lessee has a Franchise Agreement. These covenants have been designed to minimize the likelihood of loss to the Company, by permitting the Company to establish the ability of affiliated Lessees (and any Guarantors) to pay rent. The Company will monitor bi-annually the Lessee's compliance with the rent coverage ratio and, if a Lessee is in breach, the Lessee may cure by providing additional security such as the guaranty of one or more Affiliates.

  Assignment and Subletting.   The Lease generally provides that the Lessee may
not, without the prior written consent of the Company (which will not be unreasonably withheld) or upon compliance with conditions established by the Company, assign, mortgage, pledge, hypothecate, encumber or otherwise transfer any Lease or sublease any Property, in whole or in part, except to an Affiliate. Generally, an assignment of the Lease includes any change of control of the Lessee. In the event that (i) the Company withholds any consent to any assignment or transfer of such Lease or any interest herein, and (ii) such assignee or transferee is approved by the relevant Manufacturer for continuation as a franchisee, there will be a presumption that such assignment or transfer was reasonable and the Company will have the burden of rebutting such presumption and of proving that such consent was in fact reasonably withheld (or that such conditions were reasonable). The Company will also receive an assignment of all management, operating or service agreements relating to the maintenance, management, possession or use of such Property. Certain Lessees affiliated with Mr. Rosenthal may assign their Leases (subject to compliance with certain conditions, including the requirements of the applicable Franchise Agreement, to the satisfaction of the Company) to a limited liability company to be formed by Mr. Rosenthal or his Affiliates or related persons as members.

  Generally, if the Company withholds its consent to any assignment or if the Company establishes conditions to approval of any assignment but such conditions have not been complied with to the satisfaction of the Company, the Lessee will continue to be primarily liable under the Lease. Any assignment or other transfer of all or any portion of the Lessee's interest in a Lease in violation of the restrictions on assignment or subletting will be voidable at the Company's option.

  Generally, if the Lessee requests the assignment of a Lease with respect to less than the entire Property, and such Property is not a separate subdivided lot, the Company may condition its approval of an assignment upon a showing that the Lessee has taken the actions necessary to sever and spin-off one or more of such parcels of such Property from such Lease.

  The Lessee will need the Company's prior approval before entering into any sublease, license agreement or other arrangement which would have the effect of causing all or a portion of the amount received or accrued by the Company under the Lease to be treated as other than "rents from real property" within the meaning of Section 856(d) of the Code.

  Indemnification.   Generally, a Lessee will be required to indemnify, and will be obligated to save harmless, the Company generally from and against liabilities, costs and expenses (including reasonable attorneys' fees and expenses) and actual or consequential damages imposed upon or asserted against the Company, its officers, directors, trustees, employees, shareholders, agents or Affiliates on account of, among other things, (a) the use, condition, operation or occupancy of a Property; (b) any activity, work, or thing done, or permitted or suffered by the Lessee in, on or about such Property; (c) any acts, omissions, or negligence of the Lessee or any person claiming under the Lessee, or the contractors, agents, employees, invitees, or visitors of the Lessee or any such person; (d) any breach, violation, or nonperformance by the Lessee or any person claiming under the Lessee or the employees, agents, contractors, invitees, or visitors of the Lessee or of any such person, of any term, representation, warranty, covenant, or provision of the Lease or any law, ordinance, or governmental requirement of any kind; (e) any injury or damage to the person, property or business of Lessee, its employees, agents, contractors, invitees, visitors, or any other person entering upon such Property under the express or implied invitation of the Lessee; (f) any accident, injury to or death of persons or loss or damage to any item of property occurring at such Property; (g) any environmental law or any pollution or other threat to human health or the environment at, arising out of or relating to such Property, and
(h) any brokers' or agents' fees and commissions. If any action or proceeding is brought against the Company or any of its employees, directors, trustees or agents by reason of any such demand, claim or cause of action, the Lessee, upon notice from the Company, will defend the same at the Lessee's expense with counsel reasonably satisfactory to the Company. In the event the Company reasonably determines that its interests and the interests of the Lessee in any such action or proceeding are not substantially the same and that Lessee's counsel cannot adequately represent the interests of the Company, the Company shall have the right to hire separate counsel in any such action or proceeding and the reasonable costs thereof shall be paid for by the Lessee. The Lessee's obligations to indemnify the Company will continue after the expiration or earlier termination of the Lease until the later of (i) two years following the date of the Lease, (ii) the expiration of the period 90 days after the date the Company has actual knowledge of the existence of a claim covered by indemnification, or (iii) 90 days after the expiration of the applicable statute of limitations for claims arising from, or relating to, any environmental law or any pollution or other threat to human health or the environment.

  Environmental Matters.   Generally, the Lease provides for various
representations and warranties by the Lessee relating to environmental matters with respect to a Property. Each Lease also requires the Lessee to indemnify and hold harmless the Company from and against all liabilities, costs and expenses imposed upon or asserted against the Company, the Lessee or the Property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of the Property (irrespective of whether there has occurred any violation of any environmental law). Such Lessee is required to comply with all environmental laws. See "--Governmental Regulations Affecting the Properties--Environmental Laws."

  Events of Default.   Generally, the following events, among others, will
constitute "Events of Default" under the Lease: (a) the Lessee fails to pay in full any installment of rent, or any other monetary obligation payable by the Lessee to the Company hereunder, within ten days after notice is given by the Company to the Lessee (except that after two defaults within any 12 month period, any further default during such 12 month period will constitute an immediate event of default); (b) the Lessee fails to observe and perform any covenant (other than the covenant in respect of insurance), and certain conditions or agreements required to be performed by the Lessee and such failure continues for a period of 20 days after written notice thereof is given to Lessee by the Company; or if, by reason of the nature of such default, the same cannot with due diligence be remedied within said 20 days, such failure will not be deemed to continue if the Lessee proceeds promptly and with due diligence to remedy the failure and diligently completes the remedy thereof; provided, however, said cure period will not extend beyond 40 days if the facts or circumstances giving rise to the default are creating a further harm to the Company or the subject Property and the Company makes a good faith determination that the Lessee is not undertaking remedial steps that the Company would cause to be taken if the Lease were then to terminate; (c) if the Lessee (i) admits in writing its inability to pay its debts generally as they become due, (ii) files a petition in bankruptcy or a petition to take advantage of any insolvency act,
(iii) makes an assignment for the benefit of its creditors, (iv) is unable to pay its debts as they mature, (v) consents to the appointment of a receiver of itself or of the whole or any substantial part of its property, or (vi) files a petition or answer seeking reorganization or arrangement under the federal bankruptcy laws or any other applicable law or statute of the United States of America or any state thereof; (d) if the Lessee, on insolvency proceedings or on a petition in bankruptcy filed against it, is adjudicated as bankrupt or a court of competent jurisdiction enters an order or decree appointing, without the consent of the Lessee, a receiver of Lessee of the whole or substantially all of its property, or approving a petition filed against it seeking reorganization or arrangement of the Lessee under the federal bankruptcy laws or any other applicable law or statute of the United States or any state thereof, and such judgment, order or decree is not vacated, dismissed or set aside within 60 days from the date of the entry thereof; (e) if the estate or interest of the Lessee in such Property or any part thereof is levied upon or attached in any proceeding and the same is not vacated or discharged within 15 days after commencement thereof (unless the Lessee is contesting such lien or attachment in accordance with the Lease); (f) any representation, warranty or covenant made by the Lessee on behalf of itself or an Affiliate in the Lease or in any certificate, demand or request made pursuant hereto proves to be incorrect, in any material respect, as of the date of issuance or making thereof; (g) conviction of Lessee of a crime or offense constituting a felony in the jurisdiction in which committed or under federal law, which conviction results in termination of the related franchise; (h) termination or relinquishment of the franchise or license pursuant to which a Lessee conducts business on or from the Property, provided that such event shall not constitute an Event of Default if (i) no other Event of Default shall have occurred and be continuing, and (ii) at a date no later than 24 months following such date of termination or relinquishment, the Lessee has entered into written new or amended franchises or licenses for operation of the Dealership or Related Business at the Property satisfactory to the Company, in its discretion, applying commercially reasonable standards; (i) default under any franchise or license pursuant to which Lessee conducts business at a Property, if in the Company's judgment such default in light of commercially reasonable standards and industry practice would have a material adverse effect on the Lessee or the Property; (j) a final, non-appealable judgment or judgments for the payment of money not fully covered (excluding deductibles) by insurance is rendered against the Lessee and the same remains undischarged, unvacated, unbonded, unappealed or unstayed for a period of 15 consecutive days; (k) the Lessee shall fail to observe the covenant in respect to insurance; or (l) except after the effective date of a permitted assignment, if the Lessee is liquidated or dissolved or proceedings for that purpose or for the purpose of selling or divesting the Lessee of all or substantially all of its assets have been brought.

  Subject to the Lease, the Company may exercise any one or more of the following remedies upon the occurrence of an Event of Default: (i) the Company may terminate the Lease, (ii) exclude the Lessee from possession of the Property, or (iii) use reasonable efforts to lease such Property to others. If a Lease is terminated with respect to all or a portion of the Property, the Lessee will remain liable to the Company for damages in an amount equal to the rent and other sums which would have been owing by the Lessee as to the Property for the balance of the Fixed Term or Extended Term as if the Lease had not been so terminated, less the net proceeds, if any, of any re-letting of the Property by the Company subsequent to such termination, after deducting all the Company's expenses in connection with such re-letting. In the event of any Event of Default, the Company may cause the Lessee to vacate the Property without terminating the Lease. In addition, the Company may exercise any other rights that it may have under law or under the Lease. However, except in certain circumstances or for certain Lessees, there will be no cross defaults between or among any Property to any other Property leased to affiliated Lessees.

  Right of First Offer and Option to Purchase Property.   The Lessee under the
Lease may have a right of first offer to purchase the Property if the Company decides to sell the Property. The Company will notify the Lessee of its intention to sell the Property and the Lessee will have 30 days to extend an offer, including specifying the purchase price for the Property. The Company may reject the offer, at its discretion based on its reasonable judgment. If the Company rejects the Lessee's offer, it may sell the Property to a third party on other terms if the purchase price is higher or the Company reasonably believes such terms are more advantageous than the terms proposed by the Lessee. In addition, upon expiration of any Extended Term, provided that there is no Event of Default, the Lessee has an option to purchase the Property at a purchase price equal to the mean of the closest two appraised values of the Property to be determined by three independent appraisers.

  Governing Law.   Each Lease will be governed by and construed in accordance with the law of the Commonwealth of Virginia (but not including such state's conflict of laws rules) except when the law of the state in which the Property is located is required to control.


  DEALERSHIPS

  The Dealerships are operated pursuant to written Franchise Agreements with Manufacturers that, among other things, (i) generally designate the location or geographic area in which the Dealerships have the right to sell and service motor vehicles, (ii) impose requirements on the size, design, layout and maintenance of showrooms and other structures, and (iii) provide guidelines relating to matters such as advertising, inventory maintenance, personnel training, and the use and display of the Manufacturers' trademarks, service marks and designs. In addition, Dealers have entered into related agreements with certain Manufacturers that establish financial covenants, and that, in certain cases, restrict changes in control of the Dealerships without the consent of such Manufacturers. Certain of the Franchise Agreements contain certain restrictions relating to the sale or transfer of assets or properties necessary for the operation of the Dealership, or grant the Manufacturer a right of first refusal to purchase such assets or properties. The Franchise Agreements generally have terms of one to five years, and have historically been renewed by the Manufacturers in the ordinary course of business. No Dealer operating Properties currently owned by the Company had its Franchise Agreements involuntarily terminated by a Manufacturer nor has a Manufacturer failed to renew a Franchise Agreement upon request for renewal by such Dealer.
See "--Franchise Agreements."

  Dealers affiliated with the Lessees sell domestic and imported luxury, family, economy and sport utility vehicles, trucks and vans including, Mercedes-Benz, Honda, Toyota, Lexus, Chevrolet, Saturn, Ford, GMC, Mazda, Infiniti, Jaguar, Acura, Lincoln-Mercury, Mitsubishi and Nissan. The diversification of Manufacturers decreases the risks associated with changes in consumer preferences and dependence on any single brand, Manufacturer or market.

  In addition to selling new vehicles, many of those Dealers lease new vehicles and sell used vehicles. Lease arrangements could provide Dealers with a steady source of late-model, off-lease vehicles for its used vehicle inventory. Dealers also provide service and parts primarily for the vehicle makes and models that they sell or lease, and perform both warranty and non-warranty service work. In general, parts departments support the sales and service divisions. Dealers may also sell factory-approved parts at retail to their customers or at wholesale to independent repair shops. Dealers arrange third party financing for their customers, sell vehicle service contracts and arrange selected types of credit insurance for which they receive financing fees, subject to a charge-back against a portion of the finance fees if contracts are terminated prior to their scheduled maturity.


WASHINGTON, D.C. METROPOLITAN AREA

  Currently, the Company owns 20 Properties in the Washington, D.C. metropolitan area representing approximately 68% of the aggregate purchase prices for the Properties. According to Population Estimates Program, Population Division, U.S. Bureau of the Census, December 1997 Internet Reference, the 1996 mid-year population of the Washington, D.C. metropolitan area was 4,563,123, an increase of 8.1% from the 1990 census (compared to a 6.7% increase for the United States as a whole). According to the U.S. Department of Commerce, Economics and Statistics Administration, Bureau of Economic Analysis, per capita income for the Washington, D.C. metropolitan area for 1995 was $30,824, compared to $24,594 for U.S. metropolitan areas generally. According to the U.S. Department of Labor, Bureau of Labor Statistics, Philadelphia Regional Office, the average annual unemployment rate for calendar year 1996 in Virginia was 4.4%, and the corresponding figure for the first nine months of 1997 was 4.2%. According to that same source, the average annual unemployment rate for calendar year 1996 in Maryland was 4.9%, and the corresponding figure for the first nine months of 1997 was 4.7%.


GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

  Environmental Laws.   Under various federal, state and local laws, ordinances
and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of such removal or remediation could be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous or toxic substances. The presence of such substances may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person.

  The Company is not aware of any environmental liability that the Company believes would have a material adverse effect on the Company's business, financial condition or results of operations. Based on certain environmental "Phase 1 reports" obtained by Sellers, the Company estimates that the aggregate cost of addressing environmental conditions at certain of the Properties identified in the Phase 1 reports will not be material. In addition, the Sellers of such Properties have agreed to indemnify the Company for third party claims based on those conditions at a minimum until such time as the relevant statutes of limitations have expired, and the Lessees and their Affiliates are obligated to comply with environmental laws and remediation requirements and hold harmless the Company and its officers, directors, trustees, employees, shareholders, agents and Affiliates from any failure to comply with those requirements. No assurance can be given, however, that all potential environmental liabilities have been identified, that no prior owner or operator or other person created any material environmental condition not known to the Company or that future uses, conditions or legal requirements (including, without limitation, those that may result from future acts or omissions or changes in applicable environmental laws and regulations) will not result in the imposition of environmental liabilities. The Lessees and the Sellers have made certain representations in the Leases and the agreements pursuant to which the Company acquired the Properties, whether for cash, Units or a combination thereof (the "Contribution Agreements"), respectively, regarding the environmental matters and will indemnify the Company for third party claims arising from breach of such representations. There can be no assurance that such indemnification will be available or uncontested, however, or that any environmental conditions of concern at such time which are not remediated by the Sellers or Lessees and their Affiliates will not impede the ability of the Company to sell or re-lease the Properties in the future or negatively impact future sales or rental proceeds.

  Americans With Disabilities Act of 1990.   The Properties and any subsequently
acquired Properties must comply with Title III of the ADA to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction, or technically infeasible for alterations. The Company believes that the Properties substantially comply with all present requirements under the ADA and applicable state laws. Under the Lease, the Lessee is responsible for all costs associated with compliance with the ADA. However, noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance.


FRANCHISE AGREEMENTS

  Each Dealer operates its Dealership pursuant to a written Franchise Agreement with the applicable Manufacturer. The typical automotive Franchise Agreement specifies the locations at which the Dealer has the right and the obligation to sell motor vehicles and related parts and products and to perform certain approved services in order to serve a specified market area. The designation of such areas and the allocation of new vehicles among Dealerships are subject to the discretion of the Manufacturer, which generally does not guarantee exclusivity within a specified territory. A Franchise Agreement may impose requirements on the Dealer concerning such matters as the showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories of vehicles and parts, the maintenance of minimum net working capital and the training of personnel. Compliance with these requirements is closely monitored by the Manufacturer. In addition, Manufacturers require the Dealers to submit a financial statement of operations on a monthly basis. The Franchise Agreement also grants the Dealer the non-exclusive right to use and display the Manufacturer's trademarks, service marks and designs in the form and manner approved by the Manufacturer.

  Each Franchise Agreement sets forth the name of the person approved by the Manufacturer to exercise full managerial authority over the operations of a Dealership and the names and ownership percentages of the approved owners of the Dealership and contains provisions requiring the Manufacturer's prior approval of changes in management or transfers of ownership of the Dealership. Each Lessee's Dealerships are owned, directly or indirectly, by such Lessee. Several Manufacturers include provisions in their Franchise Agreements that prohibit transfers of assets or real property considered necessary for the conduct of the related Dealerships or similar restrictions that could prohibit or require the prior consent of such Manufacturers before Sellers can sell and the Company can purchase such properties.

  Most Franchise Agreements expire after a specified period of time, ranging from one to five years, and the Company believes that each Lessee expects to renew any expiring agreements in the ordinary course of business. The typical Franchise Agreement provides for early termination or non-renewal by the Manufacturer under certain circumstances such as change of management or ownership without Manufacturer approval, insolvency or bankruptcy of the Dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the Dealer or owner to the Manufacturer, failure to adequately operate the Dealership, failure to maintain any license, permit or authorization required for the conduct of business, or material breach of other provisions of the Franchise Agreement. The Dealership is typically entitled to terminate the Franchise Agreement at any time without cause.

  The motor vehicle franchise relationship is also governed by various federal and state laws established to protect Dealers from the general unequal bargaining power between the parties. The following discussion of state court and administrative holdings and various state laws is based on management's beliefs and may not be an accurate description of the state court and administrative holdings and various state laws. Under the laws of most states, despite the terms of contracts between the Manufacturer and the Dealer, such Manufacturer may not unreasonably withhold approval of a transfer of a Dealership, or reject a prospective transferee of a Dealership who is of good moral character and who otherwise meets the Manufacturer's written, reasonable and uniformly applied standards or qualifications relating to the prospective transferee's business experience and financial qualifications. In addition, under the laws of certain states, a franchised Dealership may challenge Manufacturer's attempts to establish new franchises in the franchised dealer's market, and state regulators may deny applications to establish new Dealerships for a number of reasons, including a determination that the Manufacturer is adequately represented in the market. The laws of certain states also limit the ability of Manufacturers to terminate or fail to renew franchises.


COMPETITION

  The Company believes that it is the first publicly-traded real estate investment trust to primarily focus on consolidating the properties utilized by Dealerships or Related Businesses under one ownership structure. A subsidiary of Kimco Realty Corporation, a public diversified real estate investment trust, has publicly announced that it will pursue the acquisition of properties used by motor vehicle dealerships. Two other private entities have announced that they also intend to acquire properties used by motor vehicle dealerships. Some of the Company's competitors may have greater financial resources or general real estate experience than the Company. Those entities will compete with the Company in seeking properties for acquisition and disposition or land for development. The Company believes that competition for properties will primarily be on the basis of acquisition price and negotiation of rents.
Lessees or their Affiliates may own other properties that will not be acquired by the Company and which may instead be sold to competitors.


OTHER INVESTMENT POLICIES

  The Company engages in the investment in Properties used by Dealerships and Related Properties. The Company has established no limit on the amount that can be invested in any one Property. The Company does not intend to acquire properties used by businesses other than Dealerships and Related Businesses.
The Company currently does not intend to invest in mortgages (including participating and convertible mortgages), the securities of other issuers, except in connection with acquisitions of indirect interests in Properties (normally through partnership interests in special purpose partnerships owning title to Properties) or generally to make loans to third parties. The Company does not intend to underwrite the securities of other issuers. The Company currently has no plans to repurchase or otherwise reacquire its shares or the shares of others (except pursuant to the redemption rights of holders of Units). The Company may change its policies with respect to the above activities without the approval of its shareholders. In any event, any activities of the Company with respect to investments in securities of other issuers will be subject to the asset and gross income tests necessary for qualification as a real estate investment trust for federal income tax purposes.


EMPLOYEES

  As of March 20, 1998, the Company had 17 employees. None of the employees is represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.


BUSINESS RISKS

  Certain statements in this Annual Report on Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995.   Forward looking statements involve a
number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Factors which may cause the actual results of operations in future periods to differ materially from forecast or anticipated results include, but are not limited to, those factor discussed below, including (i) the failure of any Lessee of Property owned by the Company to perform the terms of its Lease in any material respects, (ii) the inability of the Company to acquire suitable real properties that conform to its business strategy as described herein, (iii) the termination or abandonment of the Dealerships or other Related Businesses that occupy any Property owned by the Company, (iv) the inability of the Company to release any Property, (v) general economic and business conditions, both nationally and in the regions in which the Company owns Properties, including, but not limited to, those conditions affecting real estate generally or the motor vehicle retail and Related businesses specifically, (vi) zoning changes in locations in which any such Property is located, (vii) existing governmental regulations and changes in, or the failure to comply with government regulations, (viii) changes to laws, rules and regulations affecting the Company, including the tax laws, affecting real estate investment trusts, (ix) competition, (x) changes in business strategy, (xi) divestiture of Property, (xii) retention of the Company's executive officers, (xiii) the ability of the Company to attract and retain key personnel, and (xiv) the availability and terms of additional capital to fund the acquisition of additional Properties and for working capital purposes.

  The following factors should be considered in addition to the other information contained in this Report in evaluating the Company and its business:

  . Inability of the Company to close the acquisition of any Property or close such acquisition as scheduled due to delays or issues relating to title, zoning, encumbrances or other events that may arise in connection with a real estate acquisition, which may adversely affect the financial results of the Company and distributions to shareholders;

  . Dependence on the ability of Lessees to pay rent and perform their obligations under the Leases, which ability may be affected by risks inherent in operating Dealerships or Related Businesses, including, but not limited to, (i) the ability of Dealers to access financing, (ii) competitive factors, including consolidation of ownership, (iii) the expansion or contraction of the motor vehicle retail industry, (iv) performance of Dealers under their Franchise Agreements with Manufacturers, (v) general factors affecting Manufacturers, including union and labor issues, product safety issues, health and safety regulations, environmental regulations, consumer tastes and preferences, recalls and litigation, (vi) governmental regulation, including health, safety and environmental regulation, and
    (vii) general economic factors that affect new and used motor vehicle sales and leases;

  . Conflicts of interest between the Company and Mr. Pohanka or Mr. Rosenthal, who have joined the Board of Trustees and who are Affiliates of certain Sellers and Lessees, and the potential influence of those Trustees and their Affiliates over the business and affairs of the Company, including, but not limited to, (i) negotiation of the terms of the Contribution Agreements and Leases for the Properties acquired from any one of them, (ii) operation of the Company's ongoing businesses, including conflicts associated with the tax consequences to certain Sellers, which, together with certain provisions of the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Partnership Agreement"), may influence the Company's decision to sell or finance, or to prepay debt secured by, certain Properties, (iii) potential election by a related Lessee to exercise its right of first offer or option to purchase a Property at the end of the initial Lease term or any renewal term and negotiation of the terms of such acquisitions, (iv) the terms of any lock-out restrictions, that limit the ability of the Company to sell or refinance particular Properties, and (v) the enforcement of the Leases or other agreements;

  . The limited operating history of the Company and management's limited experience operating a REIT;

  . Approximately 72% of the net proceeds of the Offering and the FBR Offering have not been committed to specific investments; the Company may face significant competition in acquiring additional Properties, which may inhibit the Company's ability to achieve its investment objectives and necessitate the investment of the proceeds of the Offering and the FBR Offering in short-term or government securities that could produce a lower yield to the Company than could be generated from an investment in real estate. The shareholders will not have the opportunity to evaluate future acquisitions by the Company;

  . The Company's limited control over the management of the Properties, which could affect the maintenance and repair of the Properties;

  . The taxation of the Company as a regular corporation if it fails to qualify as a real estate investment trust and the resulting decrease in funds available to pay distributions to shareholders;

  . The possibility that the consideration paid by the Company for certain
    Properties acquired by the Company may exceed fair market values estimated by other methodologies, such as third party appraisals (such consideration has been or will be determined through negotiations with the Seller, wherein the Company considers (i) the Property's market value based on its analysis of comparable property sales, (ii) the rents and terms of the Lease at which the Property will be leased back to the Seller, (iii) the potential for appreciation of the value of the Property over the Lease term and any renewal term, (iv) the characteristics of the Property, including the size, configuration and zoning, (v) the condition of the Property, including improvements, and assessment of its useful life, and (vi) alternative uses for the Property);

  . Inability to obtain consents required under certain Franchise Agreements that impose restrictions relating to the sale or transfer of certain assets or property of certain Dealerships without the consent or waiver of such Manufacturers, which could result in the Company being unable to acquire certain properties;

  . The Company's dependence on key executive officers and trustees of the Company, including Thomas D. Eckert, President and Chief Executive Officer, Scott M. Stahr, Executive Vice President and Chief Operating Officer, Donald
    L. Keithley, Executive Vice President of Business Development, and David S. Kay, Vice President and Chief Financial Officer, the loss of whom could adversely affect the management of the Company. The executive officers will receive substantial compensation from the Company.

  . The distribution requirements for a real estate investment trust under federal income tax laws, which may limit the Company's ability to finance future acquisitions, developments and improvements without additional debt or equity financing;

  . The current geographic concentration of the Properties primarily in suburban communities of Washington, D.C., which could render the Company vulnerable to local economic conditions and other local factors;

  . General risks relating to commercial real estate ownership and investment, including, but not limited to (i) the effect of economic and other conditions on real estate values, including, those associated with cyclical weaknesses in the real estate markets, (ii) the general lack of liquidity of investments in real estate, (iii) competition from other real estate investors seeking properties of the types which the Company intends to acquire or finance, (iv) the inability of Lessees to make rent payments, (v) the possibility that the Company may be able to replace existing
    Lessees, if necessary, or reposition Properties for alternative uses, (vi) governmental regulation, including, changes in use, zoning, health and safety and environmental requirements, (vii) potential for unknown or future environmental or other liabilities, and (viii) uninsurable losses;

  . Limitations on the Company's ability to sell or refinance certain
    Properties, which could adversely effect the financial performance of the Company;

  . The ability of the Board of Trustees to change the policies of the Company, including investment, financing, leverage and distribution policies, without a vote of the shareholders;

  . Failure by the Company to invest a significant portion of the proceeds of the Offering in Properties within one year of closing of the Offering and the FBR Offering, which could result in the Company investing any unused proceeds in certain government securities in order to avoid registering as an investment company and becoming subject to the requirements of the Investment Company Act of 1940, as amended;

  . The Company intends to use leverage, generally with a ratio of debt to total market capitalization of not more than 50%. This policy may be changed by the Board of Trustees without the approval of the shareholders. If the Company modifies this strategy to permit a higher degree of leverage and incurs additional indebtedness, debt service requirements would increase accordingly, and such an increase could adversely affect the Company's financial condition and results of operations. In addition, increased leverage could increase the risk of default by the Company on its debt obligations, with the potential for loss of the Properties secured thereby, or a reduction of cash available for distribution or asset values, of the Company;

  . The potential anti-takeover effects of provisions in the Company's
    Declaration of Trust and Bylaws, including, among other things, provisions generally limiting the actual or constructive ownership of Common Shares by any one person or entity to 9.9% of the outstanding Common Shares, unless the Board of Trustees waives that restriction, which could deter the acquisition of control by a third party, thus making it more difficult to effect a change in management or limiting the opportunity for shareholders to receive a premium over the market price for their Common Shares; or

  . The potential fluctuations in market interest rates or equity markets, which may lead prospective shareholders to demand higher yields, may adversely affect the market price of the Common Shares or may limit the Company's ability to raise additional equity to finance future acquisitions, developments and improvements.

ITEM 2-PROPERTIES

     Set forth below is certain information relating to the 34 Properties acquired by the Company as of March 20, 1998 and the two Properties under contract by the Company as of December 31, 1997:

                                                                                                        AGGREGATE
                                                                                                          GROSS
                                                                                              LAND       LEASABLE
                                                                             PURCHASE         AREA       BUILDING
DEALERSHIPS(1)                                            LOCATION          PRICE(2)(3)     IN ACRES  AREA (SQ. FT.)
---------------------------------------------------  ------------------  -----------------  --------  --------------
Rosenthal Infiniti, Mazda/Nissan  .................  Tysons Corner, VA    $ 23,827,474          12.0         84,384
Rosenthal Nissan, Acura, Mazda & Isuzu  ...........  Gaithersburg, MD       11,809,094           8.4         68,898
Rosenthal Honda & Jaguar  .........................  Tysons Corner, VA      11,449,103           7.8         46,836
Rosenthal Chevrolet & Jeep/Eagle  .................  Arlington, VA           6,792,708           5.2         67,000
Rosenthal Mazda  ..................................  Arlington, VA           5,367,927           2.2         16,176
Rosenthal Storage Lot  ............................  Arlington, VA           4,909,219           4.7         32,349
Rosenthal Body Shop  ..............................  Tysons Corner, VA       1,085,077           0.9         16,000
                                                                          ------------         -----      ---------
 Subtotal  ........................................                       $ 65,240,602          41.2        331,643
                                                                          ============         =====      =========

Pohanka Acura & Chevrolet/GEO(4)  .................  Chantilly, VA        $  7,639,567           5.1         48,571
Pohanka Saturn/Isuzu Oldsmobile & GMC Truck(4)  ...  Marlow Heights, MD      4,333,392           5.9         38,377
Pohanka Saturn(4)  ................................  Bowie, MD               4,074,875           5.3         22,679
Pohanka Honda(4)  .................................  Marlow Heights, MD      3,705,822           2.3         40,769
Pohanka Lexus(4)  .................................  Chantilly, VA           3,440,285           2.3         15,111
Pohanka Cadillac, Hyundai, Nissan & Kia(4)  .......  Fredricksburg, VA       3,444,486           6.2         42,473
Pohanka Undeveloped Dealership Lot(4)  ............  Chantilly, VA           2,461,942           7.1             --
Pohanka Hyundai & Subaru(4)  ......................  Marlow Heights, MD      1,571,391           2.6         15,372
Pohanka Body Shop(4)  .............................  Marlow Heights, MD        712,773           2.7         22,650
                                                                          ------------         -----      ---------
 Subtotal  ........................................                       $ 31,384,533          39.5        246,002
                                                                          ============         =====      =========

Sheehy Ford & Kia..................................  Springfield, VA      $  6,322,662           6.6         51,512
Chapman Ford Sales(5)  ............................  Philadelphia, PA        3,014,662           7.9             --
Sheehy Lincoln-Mercury & Mitsubishi  ..............  Woodbridge, VA          2,580,587           3.1         24,597
Sheehy Ford  ......................................  Marlow Heights, MD      2,146,662           4.6         26,400
                                                                          ------------         -----      ---------
   Subtotal  ......................................                       $ 14,064,573          22.2        102,509
                                                                          ============         =====      =========

Cherner Lincoln-Mercury  ..........................  Annandale, VA        $  6,424,355           5.3         43,884
                                                                          ============         =====      =========

T. West Sales & Service (Toyota)  .................  Las Vegas, NV        $ 13,685,000           8.8        126,685
Douglas Motors (Toyota)  ..........................  Denver, CO              9,225,000           6.5        148,461
Plains Chevrolet  .................................  Amarillo, TX            4,713,937          16.1        121,425
Westgate Chevrolet  ...............................  Amarillo, TX            4,413,937           8.0         48,000
Midway Chevrolet  .................................  Amarillo, TX            3,113,937          12.2         43,262
Quality Nissan  ...................................  Amarillo, TX            1,013,937           3.4         16,947
                                                                          ------------         -----      ---------
   Subtotal  ......................................                       $ 36,165,748          55.0        504,780
                                                                          ============         =====      =========

Price Buick & Pontiac  ............................  Salisbury, MD        $  1,346,546           3.3         12,500
Good News Body Shop  ..............................  Salisbury, MD           1,270,220           6.2         12,200
Good News Olds-Cadillac-GMC  ......................  Salisbury, MD             832,020           3.5         14,700
Good News Honda  ..................................  Salisbury, MD             588,280           2.4         11,800
Towne Toyota & Mercedes-Benz  .....................  Salisbury, MD             570,220           2.3         12,100
Good News Nissan  .................................  Salisbury, MD             451,120           1.2         17,200
Good News Mazda  ..................................  Salisbury, MD             414,720           1.4         12,400
                                                                          ------------         -----      ---------
   Subtotal  ......................................                       $  5,473,126          20.3         92,900
                                                                          ============         =====      =========

Kline Toyota Greenbrier/Kline Chevrolet  ..........  Chesapeake, VA       $  6,989,076          11.2         71,280
Kline (Land)  .....................................  Chesapeake, VA          1,529,567          14.0             --
                                                                          ------------         -----      ---------
   Subtotal  ......................................                       $  8,518,643          25.2         71,280
                                                                          ============         =====      =========
   Total                                                                  $167,271,580         208.7      1,392,998
                                                                          ============         =====      =========

-------------
(1) The acquisition of the Cross-Continent Properties located in Las Vegas, Nevada and Denver, Colorado are scheduled to close during the second quarter of 1998.
(2) The purchase prices for the Properties are allocated among the initial selling groups as follows:


                                                                   ALLOCATION OF PURCHASE PRICE
                                                              --------------------------------------
                                              TOTAL PURCHASE                   ASSUMED     NUMBER OF
SELLING GROUP                                     PRICE           CASH      MORTGAGE DEBT    UNITS
--------------------------------------------  --------------  ------------  -------------  ---------
  Pohanka Automotive Group .................    $ 31,384,533   $   599,534    $13,382,514  1,160,162
  Rosenthal Automotive Organization ........      65,240,602       729,931     14,232,309  3,351,886
  Sheehy Auto Stores .......................      14,064,573        58,649      8,885,855    341,336
  Cherner Automotive Group .................       6,424,355        34,412      4,769,850    108,008
  Cross-Continent Auto Retailers, Inc. .....      36,165,748    36,165,748             --         --
  Good News Auto Mall ......................       5,473,126     5,473,126             --         --
  Kline Automotive Group ...................       8,518,643     8,518,643             --         --
                                                ------------   -----------    -----------  ---------
   Totals ..................................    $167,271,580   $51,580,043    $41,270,528  4,961,392
                                                ============   ===========    ===========  =========

(3) Included in the purchase price are certain estimated acquisition fees and expenses (i.e consulting and attorney fees).
(4) On February 19, 1998, the Company entered into a line of credit with NationsBank, N.A. in the amount of $10 million and borrowed approximately $5.1 million. The line of credit accrues interest payable monthly in arrears at a floating interest rate equal to Libor + 1.50%. The line of credit will mature in August 1998. The line of credit is secured by first mortgage liens on the Properties acquired by the Company from Affiliates of Pohanka (collectively, the "Pohanka Mortgage"). At maturity, the principal payment in the aggregate amount of the then outstanding borrowings plus any accrued and unpaid interest will be due and payable, unless the line of credit is renewed or is refinanced as is currently contemplated by the Company. The line of credit may be paid in full at any time without prepayment penalty or premium. In addition, approximately $2.3 million of the line of credit has been guaranteed by Affiliates of Mr. Sheehy and approximately $2.8 million has been guaranteed by Affiliates of, or persons related to, Mr. Rosenthal.
(5) The Company has acquired the land but not the improvements occupying the site of Chapman Ford Sales.

     Set forth below is certain information relating to the Leases of the Properties owned by the Company as of March 20, 1998 or contracted to be acquired by the Company as of December 31, 1997:


                                                                         ANNUAL BASE    LEASE      FIXED          EXTENDED
LESSEE (DEALERSHIPS)(1)                                   LOCATION          RENT      EXPIRATION    TERM          TERM(2)
---------------------------------------------------- ------------------  -----------  ----------  --------  --------------------
Geneva Enterprises, Inc.
 d/b/a Rosenthal Nissan/Mazda(3) ................... Tysons Corner, VA    $2,499,396  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal
 Mazda  ............................................ Arlington, VA           619,930  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal
 Chevrolet/Jeep/Eagle (Storage Lot)  ............... Arlington, VA           561,835  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal
 Honda(3)  ......................................... Tysons Corner, VA       510,536  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal
 Jaguar  ........................................... Tysons Corner, VA       510,524  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Geneva
 Management (Related Business)  .................... Arlington, VA           452,902  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal Isuzu  .... Gaithersburg, MD        448,739  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc.
 d/b/a Nissan Gaithersburg  ........................ Gaithersburg, MD        348,135  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal
 Acura  ............................................ Gaithersburg, MD        328,152  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc.
 d/b/a Rosenthal Chevrolet/Jeep/Eagle  ............. Arlington, VA           311,996  Feb. 2008   10 years  2-10 year options
Maryland Imported Cars, Inc.
 d/b/a Gaithersburg Mazda(4)  ...................... Gaithersburg, MD        259,758  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal Honda
 (2-acre lot)(3)  .................................. Tysons Corner, VA       178,533  Feb. 2008   10 years  2-10 year options
Geneva Enterprises, Inc. d/b/a Rosenthal Honda
 (Body Shop)(3)  ................................... Tysons Corner, VA       127,365  Feb. 2008   10 years  2-10 year options
                                                                          ----------
 Subtotal  .........................................                      $7,157,801
                                                                          ==========
Pohanka Properties, Inc. (Chevrolet/GEO and
 Acura)(5)  ........................................ Chantilly, VA        $  839,549  Feb. 2009   11 years  2-10 year options
Pohanka Properties, Inc. (Saturn, Isuzu,
 Oldsmobile and GMC Truck)(5)   .................... Marlow Heights, MD      475,608  Feb. 2009   11 years  2-10 year options
Pohanka Virginia Properties Partnership
 (Saturn)(5)  ...................................... Bowie, MD               447,171  Feb. 2008   10 years  2-10 year options
Pohanka Properties, Inc. (Honda)(5)   .............. Marlow Heights, MD      406,575  Feb. 2009   11 years  2-10 year options
Pohanka Properties, Inc. (Lexus)(5)  ............... Chantilly, VA           377,366  Feb. 2009   11 years  2-10 year options
Pohanka Virginia Properties Partnership
 (Cadillac, Hyundai, Nissan, Oldsmobile &
 Kia)(5)  .......................................... Fredricksburg, VA       377,828  Feb. 2008   10 years  2-10 year options
Pohanka Virginia Properties Partnership
 (Undeveloped Dealership Lot)(5)  .................. Chantilly, VA           270,010  Feb. 2008   10 years  2-10 year options
Pohanka Properties, Inc. (Hyundai &
 Subaru)(5)  ....................................... Marlow Heights, MD      171,788  Feb. 2009   11 years  2-10 year options
Pohanka Properties, Inc. (Body Shop)(5)  ........... Marlow Heights, MD       77,340  Feb. 2009   11 years  2-10 year options
                                                                          ----------
 Subtotal  .........................................                      $3,443,235
                                                                          ==========

                                                                  ANNUAL BASE         LEASE         FIXED          EXTENDED
LESSEE (DEALERSHIPS)(1)                           LOCATION            RENT         EXPIRATION       TERM           TERM(2)
-------------------------------------------  ------------------  --------------  ---------------  ---------  --------------------
Sheehy Ford of Springfield, Inc. (Ford &     Springfield, VA            662,340  Feb. 2008        10 years   2-10 year options
 Kia)  .
Sheehy Ford, Inc.(6)  ...................... Philadelphia, PA           330,000  Oct. 2007        9 years    2-10 year options
Sheehy Lincoln-Mercury, Inc.
  (Lincoln-Mercury & Mitsubishi)  .......... Woodbridge, VA             282,252  Feb. 2008        10 years   2-10 year options
Sheehy Ford, Inc.  ......................... Marlow Heights, MD         255,840  Feb. 2008        10 years   2-10 year options
                                                                    -----------
 Subtotal  .................................                         $1,530,432
                                                                    ===========

Cherner Lincoln Mercury-Annandale, Inc.   .. Annandale, VA          $   702,894  Feb. 2008        10 years   2-10 year options
                                                                    ===========

T. West Sales & Service, Inc. (Toyota) (7).. Las Vegas, NV          $ 1,452,000  Feb. 2008        10 years   2-10 year options
Douglas Motors, Inc. (Toyota)(7)  .......... Denver, CO                 979,000  Feb. 2008        10 years   2-10 year options
Plains Chevrolet, Inc.(7)  ................. Amarillo, TX               517,000  Feb. 2008        10 years   2-10 year options
Westgate Chevrolet, Inc.(7)  ............... Amarillo, TX               484,000  Feb. 2008        10 years   2-10 year options
Midway Chevrolet, Inc.(7)  ................. Amarillo, TX               341,000  Feb. 2008        10 years   2-10 year options
Quality Nissan, Inc.(7)  ................... Amarillo, TX               110,000  Feb. 2008        10 years   2-10 year options
                                                                    -----------
  Subtotal   ...............................                        $ 3,883,000
                                                                    ===========
Good News Salisbury, Inc.(8)  .............. Salisbury, MD          $   469,920  Feb. 2008        10 years   2-10 year options
Price Buick-Pontiac, Inc. and the Price
     Organization(9)(10).................... Salisbury, MD              153,936  Dec. 2006        8 years    n/a
                                                                    -----------
 Subtotal...................................                        $   623,856
                                                                    ===========
Kline Chevrolet Sales Corp.(11)  ........... Chesapeake, Va         $   960,000  Feb. 2008        10 years   3-10 year options
                                                                    ===========                                            (12)

     Total  ................................                        $18,301,218
                                                                    ===========

--------------------
(1) The Company believes that all the Properties are adequately covered by insurance.
(2) If any Lease is renewed for a second Extended Term, the Annual Base Rent will be renegotiated at the time of renewal by the parties to reflect the fair market rate at the renewal date.
(3) The Lessees may assign these Leases (subject to compliance with certain conditions to the satisfaction of the Company), to a limited liability company to be formed by Mr. Rosenthal or his Affiliates or related persons as members.
(4)  Guaranteed by Geneva Enterprises, Inc., an Affiliate of Mr. Rosenthal.
(5) Each Lease with an Affiliate of Pohanka Automotive Group has been guaranteed by each other Lessee and Dealership affiliated with the Pohanka Automotive Group.
(6) The occupant is Chapman Ford Sales, which is an third party unrelated to Mr. Sheehy or the Company.
(7)  Guaranteed by Cross-Continent.
(8) Master Lease covering all Properties acquired from Affiliates of Good News Automotive, Inc. other than Price Buick-Pontiac.
(9) The occupant is Price Buick Pontiac, which is a third party unrelated to Good News or the Company. The Company has assumed an existing Lease among Price Buick-Pontiac, Inc. and the Price Organization (Lessees) and Meyers and Rose (Lessors) dated December 10, 1991 and terminating December 31, 2006.
(10) Guaranteed by Warren A. Price and Good News Salisbury, Inc.
(11) Guaranteed by Kline Imports Chesapeake, Inc. The Property is occupied by both Kline Chevrolet and Kline Toyota (subleased to Kline Chesapeake).
(12) If the Company is required by the Lessee to pay for repairs to such Property in an amount in excess of $50,000 during the 29th Lease year, the Lessee will be required to extend such Lease for a third 10-year term at a rental rate equal to fair market value.

ITEM 3-LEGAL PROCEEDINGS

  The Company is not a party to any legal proceedings. Pursuant to the Leases, the Lessees will indemnify the Company from and against all liabilities, costs and expenses imposed upon or asserted against the Company as owner of the Properties on account of certain matters relating to the operation of the Properties by Lessee. The Lessee, where appropriate, and the Seller pursuant to the Contribution Agreement, will indemmnify the Company and its employees, directors, trustees, shareholders, agents and Affiliates, on account of certain matters relating to the ownership of a Property prior to its acquisition by the Company. See "Item 1-Business--Properties, Leases, Typical Lease Terms and Dealerships--Typical lease Terms--Indemnification."


ITEM. 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company was organized on October 20, 1997 and acquired its first Properties on February 19, 1998 simultaneously with the closing of its Offering. No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
       MATTERS

  Market Information. The Company's Common Shares began trading on the Nasdaq National Market ("Nasdaq") on February 13, 1998, under the symbol "CARS." Because the Company's Common Shares commenced trading on the Nasdaq on February 13, 1998, no sales prices for the Company's Common Shares are available for periods prior to that date.

  Holders. On March 25, 1998, the reported closing sale price on Nasdaq was $19.00 per share and there were approximately 19 holders of record of the Common Shares of the Company.

  Concurrently with the initial closing of the Offering on February 19, 1998, the Operating Partnership issued 20,000,000 Units to the Company in consideration of the proceeds of the Offering of 20,000,000 Common Shares, and issued 4,961,392 Units to the Sellers of certain Properties to the Company in consideration of the sale of such Properties. On February 19, 1998, the Operating Partnership issued 1,792,115 Units to the Company in consideration of the Proceeds of the FBR Offering. On March 12, 1998, the Operating Partnership issued an additional 3,000,000 Units to the Company in consideration of the proceeds of the Offering of 3,000,000 Common Shares pursuant to the exercise of the underwriters' over-allotment option in full. Holders of Units, other than the Company, after the first anniversary of the issuance of such Units may put such Units for redemption to the Operating Partnership for cash, or at the Company's option, to the Company for Common Shares on a one-to-one basis.

  As of December 31, 1997, there was one holder of the Company's Common Shares. In connection with the formation of the Company on October 20, 1997, the Company issued to Thomas D. Eckert, Chief Executive Officer and President of the Company, ten Common Shares for a purchase price of $10.00 per share. Such sale was made by the Company in reliance upon the exemption from registration under
Section 4(2) of the Securities Act. Such Common Shares were repurchased by the Company for a cash purchase price of $10.00 per share concurrently with the consummation of the Offering of 20,000,000 Common Shares on February 19, 1998. There were no other sales of unregistered securities of the Company during the year ended December 31, 1997.

  Distributions. The Company has not declared or paid any cash distributions on its Common Shares since its organization on October 20, 1997. The Company plans to pay regular quarterly distributions to its shareholders of at least 95% of its taxable income (as defined in Section 857(b)(2) of the Internal Revenue Code of 1986, as amended (the ''Code'')) each year so as to qualify for the benefits accorded to a real estate investment trust under the Code. The Board of Trustees may vary the amount which will be distributed to holders of the Common Shares based upon the actual results of operations of the Company, including (i) the timing of the investment of the proceeds of the Offering and the FBR Offering,
(ii) the rent received from the Lessees, (iii) the ability of the Lessees of the Properties to meet their obligations under the Leases, and (iv) the operating expenses of the Company.

ITEM 6-SELECTED FINANCIAL INFORMATION

  The following table sets forth selected consolidated financial and operating information on a historical basis for the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                    For the Period
                                                   October 20, 1997
                                                (date of organization)
                                               through December 31, 1997
                                               -------------------------
STATEMENT OF OPERATIONS DATA:
Total expenses (1)                                    $  649,783
Net loss                                                 649,783

CASH FLOW DATA:
Cash flows used in operating activities (1)             $437,878
Cash flows used in investing activities                  546,430
Cash flows from financing activities (2)               1,008,842

                                                 As of December 31, 1997
BALANCE SHEET DATA:                             -------------------------
Total assets                                          $1,011,415
Debt outstanding under short-term
 revolving line of credit (2)                          1,000,000
Total shareholders' deficit                              649,683


(1) Represents primarily salaries, office, audit and other general and administrative expenses paid by the Company.
(2) Represents proceeds from the line of credit extended to the Company by Friedman, Billings, Ramsey Group, Inc. which was paid in full from the proceeds of the Offering.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the "Selected Financial Information Data" and the Consolidated Financial Statements for the Company and the notes thereto appearing elsewhere in this Report.


OVERVIEW

  The Company was organized as a Maryland real estate investment trust on October 20, 1997, and intends to make an election to qualify under the Code as a real estate investment trust commencing with its taxable year ending December 31, 1998. Substantially all of the Company's revenues are expected to be derived from: (i) rents received under long-term triple-net Leases of Properties operated as Dealerships and Related Businesses, including the 34 Properties that the Company has acquired prior to March 20, 1998 and which the Company has leased back to Affiliates of such Sellers pursuant to the Leases (which are in some cases guaranteed by a Seller or its Affiliate) and (ii) interest earned from the temporary investment of funds, including the net proceeds of the Offering and the FBR Offering, in short-term investments. The Annual Base Rent for each Property leased by the Company has been initially set at a fixed amount and the Annual Base Rent will be adjusted upward periodically based on a factor of the CPI.

  The Company will incur operating and administrative expenses including, principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of acquiring additional Properties. The Company will be self-administered and managed by its executive officers and staff, and will not engage a separate advisor or pay an advisory fee for services, although the Company will engage legal, accounting, tax and financial advisors from time to time.

  The primary non-cash expense of the Company will be the depreciation of its Properties. The Company expects to depreciate buildings and improvements on the Properties currently owned by it over a 39.5-year and 20-year period for tax and financial reporting purposes, respectively. The Company will not own or lease any significant personal property, furniture or equipment at any Property currently owned by it.

  The Company also expects to employ leverage, using a combination of debt or other equity securities and a bank credit facility, to fund additional investments, and will incur long and short-term indebtedness, and related interest expense, from time to time.

  The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain its status as a real estate investment trust under the Code. The Company's ability to make distributions will depend on actual results of operations, including (i) the timing of the investment of the proceeds of the Offering and the FBR Offering, (ii) the rent received from the Lessees, (iii) the ability of the Lessees of the Properties to meet their obligations under the Leases, and (iv) the operating expenses of the Company.


RESULTS OF OPERATIONS

  The Company has had no operations prior to October 20, 1997 (the date of organization). The Company's future results of operations will depend upon the Company's receipt of payments under the Leases, the acquisition of the additional Properties, and the terms of any other investments the Company may make.

  The Company incurred a net loss of $649,783 for the period from October 20, 1997 (date of organization) through December 31, 1997. As indicated above, the Company closed on the acquisition of 34 Properties and leased those Properties to Affiliates of the Sellers in 1998, and therefore no rental income was received from the Leases in 1997. However, the Company did record total expenses of $649,783 for that period, which represent payroll and related benefits, overhead costs and miscellaneous expenses incurred during the start-up phase of the acquisition and Offering process.


     Environmental Matters.   Each Lease and Contribution Agreement to which the
Company is a party provides for various representations and warranties by the Lessee and Seller, respectively, relating to environmental matters with respect to each Property. The Phase 1 environmental reports delivered by Sellers of certain Properties acquired by the Company indicate that petroleum products have been released from leaking underground storage tanks removed from three of such Properties and asbestos is present at two of such Properties. Each Lease and Contribution Agreement for Properties acquired by the Company require such Lessee and such Seller to indemnify and hold harmless the Company from and against third party liabilities, costs and expenses imposed upon or asserted against the Company or such Property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of such Property. Each Lessee of Property owned by the Company is obligated to comply with all environmental laws. Notwithstanding the terms of such Leases or Contribution Agreements, the environmental laws impose liabilities on the Company as the owner of the Properties. The Company, therefore, could incur liabilities regardless of the provisions of the Leases or Contribution Agreements to which the Company is a party, especially if any Lessee and/or Seller defaults on its or their obligations to the Company. See "Item 1 -- Business -- Governmental Regulations Affecting the Properties."


LIQUIDITY AND CAPITAL RESOURCES

  The Company anticipates that the proceeds of the Offering and the FBR Offering, together with its cash from operations, and any bank credit facility anticipated to be available to the Company, will provide adequate liquidity to acquire additional Properties, conduct its operations, fund administrative and operating costs, interest payments and acquisitions, and allow distributions to shareholders in accordance with the Code's requirements for qualification as a real estate investment trust and to avoid any corporate level federal income or excise tax.

  In order to qualify as a real estate investment trust for federal income tax purposes, the Company will be required to make substantial distributions to its shareholders. The following factors, among others, will influence the decisions of the Board of Trustees regarding distributions: (i) Annual Base Rent under the Leases; and (ii) returns from short-term investments pending application of the net proceeds of the Offering and the FBR Offering. Although the Company will receive most of its rental payments on a monthly basis, it intends to make distributions quarterly. Amounts accumulated for distribution will be invested by the Company in short-term investments.

  Under the terms of the Leases for Properties owned by the Company, each Lessee is responsible for substantially all expenses associated with the operation of the related Property, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. See ''Item 1-Business--The Properties, Leases, Typical Lease Terms and Dealerships.'' As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the Properties owned by it during the terms of the respective Leases. The Company anticipates entering into similar Leases with respect to additional Properties. After the term of a Lease expires, or in the event a Lessee is unable to meet its obligations, the Company anticipates that any expenditures it might become responsible for in maintaining the related Property will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that unanticipated expenditures or significant borrowings are required, the Company's liquidity and ability to make distributions to shareholders may be adversely affected.

  On February 19, 1998, the Company entered into a bank credit facility with NationsBank, N.A. for $10 million, approximately $5.1 million of which was drawn down on that date. The NationsBank line of credit is secured by the Properties that the Company acquired from Affiliates of Pohanka. See ''Item 2-Properties." The Company also intends to obtain an additional line of credit for acquisition of Properties and may borrow additional amounts in connection with the acquisition of additional Properties, the renovation or expansion of Properties, or, as necessary, to meet certain distribution requirements imposed on a real estate investment fund under the Code. The Company may also raise additional long-term capital by issuing, in public or private transactions, debt or other equity securities, but the availability and terms of any such issuance will depend upon the market and other conditions. The Company anticipates that as a result of its initially low ratio of debt to total market capitalization and its intention to maintain such ratio at no more than 50%, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.

  Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Shares or Units as consideration for such purchases.


YEAR 2000

  The Company has conducted a comprehensive review of its internal computer systems and related software to identify issues related to year 2000 compliance. Accordingly, the Company has determined that it has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates. The Company's financial and operational software programs are purchased from outside vendors who have resolved year 2000 issues. During 1998, the Company will continue to monitor year 2000 issues (primarily using internal staff). The Company does not expect any material adverse impact to its business operations from service providers' inability, if any, to become year 2000 compliant.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                Pages
                                                -----
Report of Independent Public Accountants          29

Consolidated Balance Sheet                        30

Consolidated Statement of Operations              31

Consolidated Statement of Shareholders' Deficit   32

Consolidated Statement of Cash Flows              33

Notes to Consolidated Financial Statements        34 to 39


SCHEDULES FILED AS PART OF THIS REPORT

        All Schedules have been omitted because the required information of such Schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Capital Automotive REIT:

We have audited the accompanying consolidated balance sheet of Capital Automotive REIT (a Maryland real estate investment trust, the "Company") and subsidiary as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the period from October 20, 1997 (date of organization) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Automotive REIT and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the period from October 20, 1997(date of organization) through December 31, 1997 in conformity with generally accepted accounting principles.


                                          /s/ Arthur Andersen LLP


Washington, D.C.
March 19, 1998

                            CAPITAL AUTOMOTIVE REIT

                          CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                     ASSETS
CASH                                                                 $   24,534
DEFERRED ACQUISITION COSTS                                              516,369
FIXED ASSETS:
  Furniture, fixtures and equipment                                      30,061
  Accumulated depreciation                                                 (798)
                                                                    -----------
          Total fixed assets                                             29,263
                                                                    -----------
DEFERRED OFFERING COSTS                                                 437,899
OTHER ASSETS                                                              3,350
                                                                    -----------
          Total assets                                               $1,011,415
                                                                    ===========
                LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES:
  Accounts payable and accrued expenses                              $  661,098
  Short-term revoling line of credit                                  1,000,000
                                                                    -----------
          Total liabilities                                           1,661,098
                                                                    -----------

SHAREHOLDERS' DEFICIT:
  Common stock, par value $.01, 10 shares issued and outstanding              -
  Additional paid-in-capital                                                100
  Accumulated deficit                                                  (649,783)
                                                                    -----------
          Total shareholders' deficit                                  (649,683)
                                                                    -----------
          Total liabilities and shareholders' deficit                $1,011,415
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT

                     CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE PERIOD FROM OCTOBER 20, 1997 (DATE OF ORGANIZATION)
                           THROUGH DECEMBER 31, 1997


REVENUES:
Rental income                                                        $       -

EXPENSES:
  General and administrative:
     Payroll and related expenses                                      476,587
     Professional fees                                                 100,578
     Other                                                              71,820
                                                                    ----------
          Total general and administrative                             648,985
  Depreciation expense                                                     798
                                                                    ----------
          Total expenses                                               649,783
                                                                    ----------
NET LOSS                                                             $ 649,783
                                                                    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

          FOR THE PERIOD FROM OCTOBER 20, 1997 (DATE OF ORGANIZATION)
                           THROUGH DECEMBER 31, 1997


BALANCE, October 20, 1997                                    $        -
  Net loss                                                     (649,783)
  Capital contribution                                              100
                                                             ----------
BALANCE, December 31, 1997                                   $ (649,683)
                                                             ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT

                     CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM OCTOBER 20, 1997 (DATE OF ORGANIZATION)
                           THROUGH DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $ (649,783)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                                 798
       Increase in other assets                                                                  (3,350)
       Increase in accounts payable and accrued expenses                                        214,457
                                                                                          -------------
          Net cash used in operating activities                                                (437,878)
                                                                                          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of furniture, fixtures and equipment                                            (30,061)
       Deferred acquisition costs                                                              (516,369)
                                                                                          -------------
          Net cash used in investing activities                                                (546,430)
                                                                                          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from short-term revolving line of credit                                      1,000,000
       Capital contribution                                                                         100
       Advance from operating account                                                           446,641
       Deferred offering costs                                                                 (437,899)
                                                                                          -------------
          Net cash provided by financing activities                                           1,008,842
                                                                                          -------------
NET INCREASE IN CASH                                                                             24,534
CASH, BEGINNING OF THE PERIOD                                                                         -
                                                                                          -------------
CASH, END OF THE PERIOD                                                                      $   24,534
                                                                                          =============

  The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1997

1.   THE COMPANY:

Capital Automotive REIT (the "Company") was formed as a Maryland real estate investment trust on October 20, 1997 and was initially capitalized on such date through the sale of 10 shares of common stock. The Company's mission is to invest in the real property and investments used by operators of motor vehicle dealerships and related businesses, through its ownership interest in Capital Automotive L.P. (the "Operating Partnership").

The Company's sole activity through December 31, 1997, consisted of the organization and start-up of the Company, as well as costs incurred as related to real property acquisition and the Company's initial public offering (See
Note 4). As of December 31, 1997, the Operating Partnership had not completed any real property acquisitions.

As of December 31, 1997, the Company was in the process of filing a Registration Statement for 20.0 million shares of common stock (the "IPO") (excluding the underwriters' over-allotment option of 3,000,000 Common Shares). In addition, FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc. ("FBR"), the representatives of the underwriters in the IPO, was to separately purchase 1,792,115 common shares of the Company at the initial public offering price (net of underwriting discounts and commissions) (the "FBR Offering").

On February 19, 1998, the Company completed the IPO and FBR Offering. On March 12, 1998, the Company completed the sale of the 3,000,000 Common Shares subject to the underwriters' over-allotment option. (See Note 4.)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all accounts of the Company and the Operating Partnership. All intercompany amounts have been eliminated in the consolidation.

CASH

Cash includes cash on hand. As of December 31, 1997, the Company had a bank overdraft in the amount of $446,641. The overdraft was created due to a timing difference between when the cash was disbursed and when the cash was received from the draw down on the short-term revolving line of credit. (See Note 3.) This amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

DEFERRED ACQUISITION COSTS

Deferred acquisition costs include consulting and other costs incurred by the Company as related to the potential acquisition of real property and improvements. These costs have been capitalized and will be either written off as a period expense if the related acquisition is unsuccessful or included in the purchase price of the related successful acquisition and depreciated consistent with the real property.

DEFERRED OFFERING COSTS

Deferred offering costs consist of legal, registration fees and other costs paid in connection with the Company's IPO. These costs have been capitalized as paid and will be recorded as a reduction of shareholders' equity upon completion of the IPO.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, approximately three to five years.

INCOME TAXES

The Company intends to qualify as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended. As a real estate investment trust, the Company is required to distribute at least 95 percent of its taxable income to shareholders and meet certain other requirements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISK FACTORS

The Company is in its initial stage of operations, and therefore is subject to several risk factors, including the following:

 .  The lack of operating history of the Company;

 . Dependence on the ability of lessees to pay rent or perform obligations under leases;

 . Taxation of the Company as a regular corporation if it fails to qualify as a real estate investment trust:

 .  The Company's dependence on key officers and trustees of the Company; and

 .  The general risks to commercial real estate ownership and investment.

3.   RELATED PARTY TRANSACTIONS:

In October 1997, and amended as of January 30, 1998, Friedman, Billings, Ramsey Group, Inc., an affiliate of FBR, issued to the Company a short-term revolving line of credit in the amount of approximately $2.5 million. Draws on the line of credit were used by the Company for organizational costs and offering costs, and were repaid with the proceeds from the IPO. Draws on the line of credit bear interest at a rate of 10 percent per annum. As of December 31, 1997, the Company had drawn down $1 million under the line of credit.

4.   SUBSEQUENT EVENTS:

INITIAL PUBLIC OFFERING

In February 1998, the Company completed an IPO of its common stock whereby
20.0 million shares were issued at $15 per share of common stock, resulting in net proceeds of approximately $275.4 million, after underwriting discounts and commissions and other expenses of the IPO. In addition, the Company received an aggregate of $25 million from the proceeds of the FBR Offering. In March 1998, 3.0 million shares for the underwriters' over-allotment option were issued at $15 per share of common stock, resulting in net proceeds of approximately $41.9 million, after underwriting discounts and commissions. The Company contributed the net proceeds of the IPO, over-allotment option and the FBR Offering to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. Reconciliation of net proceeds from the above is as follows (in thousands):

     Proceeds of offerings                                   $300,000
     Underwriter discounts and commissions                    (21,000)
     Offering expenses                                         (3,565)
                                                            ---------
     Net proceeds                                            $275,400
                                                            =========

     Proceeds of over-allotment option                       $ 45,000
     Underwriter discounts and commissions                     (3,150)
                                                            ---------
     Net proceeds                                            $ 41,850
                                                            =========

ACQUISITION OF INITIAL PROPERTIES


At the time of the IPO, the Company, through the Operating Partnership, had entered into agreements to acquire 36 parcels of real property and improvements (the "Initial Properties") from the affiliates of seven motor vehicle dealers (the "Dealers") on which 54 franchisees of 24 brands of motor vehicles are located. Concurrent with the IPO, the Operating Partnership acquired 21 of the Initial Properties that are located primarily in suburban communities of the Washington, D.C. Metropolitan Area and Pennsylvania. These properties were contributed by the respective Dealers to the Operating Partnership in exchange for the assumption of approximately $41.3 million of mortgage debt (immediately repaid by Company with proceeds of the IPO) and approximately 5.0 million Operating Partnership Units, which represent a 16.7 percent limited partnership interest in the Operating Partnership.

Subsequent to the IPO, the Company acquired 13 of the Initial Properties located on the Eastern Shore of Maryland, Texas and southern Virginia. These properties were contributed by their prior owners to the Operating Partnership in exchange for approximately $27.2 million in cash. The acquisition of the Cross-Continent Initial Properties located in Las Vegas, Nevada and Denver, Colorado are scheduled to close during the second quarter of 1998 in exchange for approximately $22.9 million in cash.

Unaudited summarized pro-forma information for the Company, assuming the IPO, over-allotment option, FBR Offering and acquisition of the Initial Properties occurred as of December 31, 1997, and January 1, 1997, for the balance sheet and statement of operations, respectively, is as follows (in thousands):

                               BALANCE SHEET DATA

Net real estate                                                  $167,272
Total assets                                                      422,694
Long-term debt                                                      5,100
Minority interest                                                  69,486
Shareholders' equity                                              346,571

                             INCOME STATEMENT DATA

Total revenue                                                     $15,870
Total expenses                                                      7,919
Minority interest                                                   1,326
Net income                                                          6,625
Net income per common share                                          0.81
Weighted average common shares outstanding                          8,206

The above mentioned pro forma information does not include rental income of approximately $2.4 million and depreciation of approximately $401,000 as related to the two Cross-Continent Initial Properties, as they are still under construction and acquisition has not closed.

SEE ADDITIONAL INFORMATION RELATING TO THE INTIAL PROPERTIES ON THE INITIAL PROPERTIES, LEASES AND DEALERSHIPS IN PART I, "ITEM 2 - PROPERTIES" OF THE FORM 10-K

RENTAL INCOME

As part of the acquisitions described above, the Company will enter into lease agreements (the "Leases") with the operators of the Dealers (the "Lessees"). The Leases generally have initial terms of eight to eleven years, and generally may be extended upon the same terms and conditions for one or two additional ten-year terms, at the option of the Lessees. The Company anticipates that the term of future leases will range from ten to 15 years. The Leases are triple-net leases and require the Lessees to pay substantially all expenses associated with operations, including taxes, insurance, utilities, service, maintenance and ground lease payments. Base rent will be increased annually over the term of the Leases by a factor of the consumer price index. Future minimum rental payments will be received as follows (in thousands):

                           For the Year Ended
                              December 31,
          1998                                           $ 13,634
          1999                                             15,870
          2000                                             15,870
          2001                                             15,870
          2002                                             15,870
          Thereafter                                       83,299
                                                         --------
                                                         $160,413
                                                         ========

The future minimum rental payments above do not include annual rent of approximately $2.4 million for the two Cross-Continent Initial Properties as the sale-leaseback has not been closed. Two of the Dealers with whom the Company has entered into Leases are members of the Board of Trustees. Annual base revenue related to these two Dealers in the aggregate is approximately $10.6 million.

LINE OF CREDIT

In February 1998, the Company entered into a secured revolving line of credit from NationsBank providing for a borrowing capacity of $10 million, of which $5.1 million was drawn down at the closing of the Offering. Borrowings bear interest at a fluctuating rate equal to the Libor plus 1.50 percent (7.31 percent as of December 31, 1997). The line of credit is secured by a blanket mortgage or mortgages on all of the Initial Properties acquired from affiliates of Mr. Pohanka. The line of credit matures in August 1998. At maturity, the principal payment in the aggregate amount of the then outstanding borrowings plus any accrued and unpaid interest will be due and payable, unless the line of credit is renewed or is refinanced as is currently being contemplated by the Company. The line of credit may be paid in full at any time without prepayment penalty or premium. In addition, approximately $2.8 million of the line of credit is guaranteed by affiliates of Mr. Rosenthal and approximately $2.3 million is guaranteed by affiliates of Mr. Sheehy.

STOCK OPTION PLANS

The Company has established a plan (the "Plan") for the purpose of attracting and retaining trustees, executive officers and other key employees. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive share option" or as a "non-qualified share option." Options in the amount of 8 percent of the aggregate number of Common Shares outstanding (on a fully diluted basis (i.e. assuming exercise of all outstanding options and warrants for Common Shares and Units and redemption of such Units and Units issued to Sellers for Common Shares) and including exercise of the overallotment option in full) are available for grant under the Plan. The options will become exercisable, subject to certain conditions, at a rate of 25 percent per year over a four-year period, commencing on the first anniversary of the date of grant and with a term of ten years.

Concurrent with the closing of the IPO, the Company granted options in the amount of 7 percent of the aggregate number of Common Shares outstanding (on a fully diluted basis and including exercise of the overallotment option in full). Such options were granted under the Plan to several key officers and employees of the Company, exercisable at the IPO price.

STOCK WARRANTS

Concurrent with the IPO, the Company issued warrants to two affiliates of the Dealers, representing the right to acquire units in the Operating Partnership in the aggregate amount of 4 percent of the Common Shares outstanding (on a fully diluted basis and including the exercise of the over-allotment option in full). In addition, the Company issued warrants to FBR, representing the right to acquire 1,277,794 Common Shares of the Company. These warrants are exercisable on the effective date of the IPO and for a period of five years thereafter, with an exercise price equal to the IPO price.

EMPLOYMENT AGREEMENTS

As of December 31, 1997, the Company had entered into employment agreements with each of its four executive officers. The Company had assigned the employment agreements to the Operating Partnership effective January 1, 1998. The agreements are for a four-year term and provide that the executive officers agree to devote their full time to the operation of the Company and Operating Partnership.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None


ITEM 10-TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

TRUSTEES, EXECUTIVE OFFICERS AND KEY EMPLOYEES

  The following table sets forth certain information concerning each of the Company's trustees, executive officers and key employees:

NAME                        AGE      POSITION
--------------------------  ---  ----------------------------------------------------

John J. Pohanka(1)           69  Chairman of the Board of Trustees
Thomas D. Eckert             50  President and Chief Executive Officer, Trustee
Scott M. Stahr               41  Executive Vice-President and Chief Operating Officer
Donald L. Keithley           58  Executive Vice-President of Business Development
David S. Kay                 31  Vice President and Chief Financial Officer
Robert M. Rosenthal(1)       69  Trustee
John E. Reilly (1)(2)        71  Trustee
William E. Hoglund(1)(2)     63  Trustee
William R. Swanson(1)        50  Trustee

-------------

(1) Messrs. Pohanka, Rosenthal, Reilly and Hoglund joined the Board of Trustees of the Company on February 11, 1998. Mr. Swanson joined the Board of Trustees of the Company on February 19, 1998.

(2)  Members of Audit Committee.

  The Company's Declaration of Trust requires that within 90 days of the closing of the Offering, the Board of Trustees will increase the size of the Board of Trustees to not less than nine and not more than 15 members, a majority of whom will be unaffiliated with the Company, the Sellers, the Lessees or Friedman, Billings, Ramsey & Co., Inc. (the "Independent Trustees"). Each trustee will hold office until the next annual meeting of shareholders of the Company and his successor is elected and qualified.

  John J. Pohanka has served as the Chairman of the Board of Trustees of the Company since February 11, 1998. Mr. Pohanka is the Chairman of the Pohanka Automotive Group. Mr. Pohanka has been involved in the automotive industry for almost 50 years, and is a member of the second-generation of the Pohanka family to be involved in the automotive industry, with the first Pohanka dealership having been founded in 1919. The Pohanka Automotive Group is currently comprised of eight Dealerships, each of which is located in the Washington, D.C. metropolitan area. In 1996, the Pohanka Automotive Group's Dealerships sold more than 11,900 new and used motor vehicles. The Pohanka Automotive Group's Dealerships have received numerous awards, including the Time Magazine Quality Dealer Award. Mr. Pohanka has been active in a number of national and local industry and business groups during his career, having served as a past President of the National Automobile Dealers Association, a past President of the National Capitol Area Automotive Trade Association, and a past Chairman of the National Institute for Automotive Service Excellence, a group which he co-founded. Mr. Pohanka also is a co-founder of the National Automobile Technicians Educational Foundation. Mr. Pohanka is a graduate of Princeton University.

  Thomas D. Eckert has served as the Company's President and Chief Executive Officer and a member of the Board of Trustees since October 1997. From 1983 to 1997, Mr. Eckert was employed by Pulte Home Corporation ("Pulte"), the largest homebuilding firm in the U.S. Most recently, Mr. Eckert served as President of Pulte's Mid-Atlantic Region, which included oversight of that company's land acquisition, development and homebuilding operations from Virginia to New Jersey. Mr. Eckert is a former director of PHM Mortgage Company and is currently a director of the Munder Funds, a $6.2 billion mutual fund group, and the Celotex Corporation, a building products manufacturing entity with $700 million in annual revenues. Prior to working at Pulte, Mr. Eckert was employed with the public accounting firm of Arthur Andersen LLP for over seven years. Mr. Eckert is a graduate of the University of Michigan. From November 1996 to November 1997, Mr. Eckert was a director of the FBR Funds, a diversified family of mutual funds affiliated with Friedman, Billings, Ramsey & Co, Inc.

  Scott M. Stahr has served as the Company's Executive Vice-President and Chief Operating Officer since October 1997. From 1985 to 1997, Mr. Stahr was a Principal at LaSalle Partners, a Chicago-based real estate investment firm. In that role, Mr. Stahr was responsible for sourcing, underwriting and negotiating acquisitions of office, retail, parking and industrial properties. Mr. Stahr has also advised and provided consulting services to corporate and institutional clients on the acquisition, disposition and value enhancement of their real estate-related holdings. Prior to joining LaSalle Partners, Mr. Stahr was a practicing attorney with a broad commercial litigation and real estate practice. Mr. Stahr is a graduate of the University of Virginia and holds a J.D. from the University of Texas.

  Donald L. Keithley has served as the Company's Executive Vice-President of Business Development since November 1997. From 1984 to 1997, Mr. Keithley was the J.D. Power and Associates Partner in charge of Dealer Relations. In 1996, Mr. Keithley authored "The Revolution in Automotive Retailing: A Perspective of the New Millennia," a book which addresses the rapidly evolving changes in the dealership franchise system. He has given numerous presentations on this subject to executives within the industry. Before his tenure at J.D. Power and Associates, Mr. Keithley was employed by the Toyota Motor Company and the Ford Motor Company for numerous years. Mr. Keithley received a Masters in Business Administration from the University of California at Los Angeles, and currently serves on the Business Advisory Council for Loyola Marymount University.

  David S. Kay has served as the Company's Vice-President and Chief Financial Officer since 1997. Prior to joining the Company, Mr. Kay was employed by the public accounting firm of Arthur Andersen LLP in Washington, D.C. for approximately ten years. His areas of expertise included emerging companies in the automotive, retail, and distribution industries. While at Arthur Andersen LLP, Mr. Kay provided clients with consultation regarding mergers and acquisitions, business planning and strategy and equity financing. He also has several years of experience in capital formation projects, roll-up transactions, and initial public offerings for motor vehicle dealerships across the nation. Mr. Kay has participated on an NADA task force and has given presentations at NADA conventions and at other industry seminars. Mr. Kay is a graduate of James Madison University.

  Robert M. Rosenthal has served as a member of the Board of Trustees of the Company since February 11, 1998. Mr. Rosenthal is the Chairman of the Rosenthal Automotive Organization. Mr. Rosenthal has been involved in the automotive industry for 50 years and during that time has founded more than 35 Dealerships. Mr. Rosenthal is a second-generation member of the Rosenthal family involved in the automotive industry. His father's association with Chevrolet began in 1919. With 19 current Dealerships, the Rosenthal Automotive Organization was the nation's 14th largest automotive group in terms of total new and used vehicle retail sales in 1996. In 1996, the Rosenthal Automotive Group Dealerships sold more than 31,500 new and used motor vehicles. Under Mr. Rosenthal's leadership, the Rosenthal Automotive Organization's Dealerships have received numerous national and local awards, including the Time Magazine Quality Dealer Award, the International American Automobile Dealers/Sports Illustrated Dealer of Distinction, the Acura Precision Team Award, the Jaguar Pride of Jaguar Award, and the Mazda President's Award. Mr. Rosenthal has been active in a number of national and local industry and business groups during his career, including, the Washington New Automobile Dealers Association, of which he has served as a past Director and President, the National Capitol Automobile Dealers Association, the Chief Executives Organization and the World Business Council. He also serves on the Board of Directors of First Virginia Bank and is an officer and trustee of the Phillips Collection. Mr. Rosenthal is a graduate of Temple University.

  John E. Reilly has served as a member of the Board of Trustees of the Company since February 11, 1998. Currently, Mr. Reilly is serving as a consultant to American Isuzu Motors, Inc. From 1980 until his retirement in 1997, Mr. Reilly was employed by American Isuzu Motors, Inc. At the time of his retirement, Mr. Reilly was serving as a Senior Executive Advisor. His previous assignments at American Isuzu Motors, Inc. included serving as Chairman and Senior Vice President. During his tenure, Mr. Reilly oversaw the initial establishment of the Isuzu franchise in the U.S. marketplace. Prior to his employment with American Isuzu Motors, Inc., Mr. Reilly held a number of positions within the automotive industry, including positions with General Motors Corporation, Toyota and Volkswagen of America. Mr. Reilly has also served three terms as the Chairman of the Association of International Automobile Manufacturers. Mr. Reilly attended Boston College and Boston College Law School and is a graduate of Siena University.

  William E. Hoglund has served as a member of the Board of Trustees of the Company since February 11, 1998. From 1956 until his retirement in 1994, Mr. Hoglund was employed by General Motors Corporation. At the time of his retirement in 1994, Mr. Hoglund was serving as an Executive Vice President and member of the General Motors Corporation Board of Directors. His previous assignments at General Motors Corporation included serving as Corporate Comptroller, Chief Financial Officer, President of Saturn, General Manager of the Pontiac Division, and Group Executive for the Buick-Oldsmobile-Cadillac Group. Currently, Mr. Hoglund is a director of the Mead Corporation, Detroit Diesel Corporation and the Sloan Foundation. Mr. Hoglund is a graduate of Princeton University and received a Masters in Business Administration from the University of Michigan.

  William R. Swanson has served as a member of the Board of Trustees of the Company since February 19, 1998. Mr. Swanson has been a Managing Director of Friedman, Billings, Ramsey & Co., Inc., in its real estate investment banking group since February 1994. From 1993 to 1994, Mr. Swanson served as President of H.G. Smithy Company, Inc., a full service commercial, multi-family and mortgage servicing real estate company headquartered in Washington, D.C. From 1991 to 1993, Mr. Swanson headed Equity Management Associates, a real estate consultation company. Mr. Swanson began working for LaSalle Partners, Ltd. in 1973 as the controller of the firm's first public fund and as the financial officer for its development subsidiary. Mr. Swanson then served as a Managing Director of LaSalle Partners from 1982 until his departure in 1991. While with LaSalle Partners, he managed and directed the firm's acquisition and development activities for the southeastern region of the United States. Mr. Swanson received a Bachelor of Science in Accounting from the University of Illinois at Urbana-Champaign and upon graduation joined KPMG Peat Marwick as a CPA and tax specialist.


COMMITTEES OF THE BOARD OF TRUSTEES

  Audit Committee.   Within 90 days after the closing of the Offering, the Board of Trustees of the Company will establish an Audit Committee. The Audit Committee will be established to make recommendations concerning the engagement of independent public accountants, to review with the independent accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of the Company's internal accounting controls. Messrs. Reilly and Hoglund will be members of the Audit Committee.

  Executive Committee.   Within 90 days after the closing of the Offering, the
Board of Trustees of the Company intends to establish an Executive Committee. Subject to the Company's conflicts of interest policies, the Executive Committee may be granted certain authority to acquire and dispose of real property and the power to authorize, on behalf of the full Board of Trustees, the execution of certain contracts and agreements, including those related to the borrowing of money by the Company, and, consistent with the Partnership Agreement, to cause the Operating Partnership to take such actions.

  Executive Compensation Committee.   Within 90 days after the closing of the
Offering, the Board of Trustees of the Company intends to establish an Executive Compensation Committee to determine compensation for the Company's executive officers and to implement and administer the Company's 1998 Equity Incentive Plan (the "Plan").


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and trustees and persons who own more than 10% of a registered class of the Company's equity securities under
Section 12 of the Exchange Act to file reports of ownership (Form 3) and changes in beneficial ownership (Forms 4 and 5) with the Securities and Exchange Commission. Officers, trustees and greater than 10% shareholders are required to furnish the Company with copies of all such forms which they file. Because the Company did not have a class of equity securities registered under Section 12 of the Exchange Act during its fiscal year ended December 31, 1997, no reports of ownership or reports of changes in beneficial ownership were required to be filed during that period.


ITEM 11-EXECUTIVE COMPENSATION

  The Company was organized on October 20, 1997 and did not conduct any operations prior to that date. Accordingly, the Company did not pay any significant annual compensation to its executive officers for its fiscal year ended December 31, 1997. The following table sets forth the base salary rates and other compensation expected to be paid to the Company's President and Chief Executive Officer and each of the Company's other executive officers. Both the Company and the Operating Partnership have entered into employment agreements with the executive officers (the "Employment Agreements"), and the Operating Partnership will pay substantially all of their compensation.

LONG TERM
                                                        ANNUAL COMPENSATION       COMPENSATION
                                                        ---------------------     ------------
                                                                                   SECURITIES
                                                                                   UNDERLYING
              NAME AND PRINCIPAL POSITION              SALARY ($)(1) BONUS($)(2)    OPTIONS
             ----------------------------              ------------- ----------- --------------
Thomas D. Eckert                                             350,000                  1,058,004
  President and Chief Executive Officer

Scott M. Stahr                                               225,000                    573,086
  Executive Vice President and Chief Operating Officer(3)

Donald L. Keithley                                           200,000                    264,501
  Executive Vice President of Business Development

David S. Kay                                                 150,000                    573,086
  Vice President and Chief Financial Officer

-------------
(1) This reflects the initial annual base salaries payable to Mr. Stahr and Mr. Keithley for the 12-month period beginning on the date of commencement of each officer's Employment Agreement and to Mr. Eckert and Mr. Kay for the 12-month period beginning on October 27, 1997. See "--Employment Agreements."
(2) Each executive officer named above will be eligible for a bonus of up to 100% of their initial base salary. In addition, Mr. Keithley is also eligible for an additional incentive bonus of $200,000.
(3) Mr. Stahr received a signing bonus of $250,000 to compensate him for terminating his employment with his prior employer.


EMPLOYMENT AGREEMENTS

  The Company and the Operating Partnership have entered into an Employment Agreement with each of the executive officers named in the table above, which, in the case of the Company was effective on date of hire, and, in the case of the Operating Partnership was effective as of January 1, 1998. Each Agreement is for a four year term and provides that the executive officer agrees to devote his full business time to the operation of the Company (except as the Company otherwise agrees, including on behalf of the Operating Partnership). The Employment Agreement permits the Company to terminate the executive officer's employment with appropriate notice for or without cause. In general, cause is defined to include (i) engaging in dishonesty relating materially to performance of services or obligations contained in the Employment Agreement, (ii) conviction of any misdemeanor (other than minor infractions) involving fraud, breach of trust, misappropriation, or other similar activity or any felony,
(iii) performance of duties in a grossly negligent manner; or (iv) wilful breach of the Employment Agreement in a manner materially injurious to the Company. In addition, executives may resign for good reason (generally defined in the Employment Agreement to include the Company's failure to comply with such Agreement's material terms, the reduction of responsibilities and duties or, for Mr. Eckert, his involuntary departure from the Board of Trustees), relocation, or a change of control. In general terms, a change of control occurs
(i) if a person, entity, or group (with certain exceptions) acquires more than 40% of the Company's then-outstanding voting securities, (ii) if the Company merges into another entity unless prior Company shareholders have at least 60% of the combined voting power of the securities in the merged entity, or (iii) the liquidation, dissolution, or sale or disposition of substantially all of the Company's assets.

  If an executive officer's employment ends for any reason, the Company will pay accrued salary, bonuses already determined, and other existing obligations. In addition, if the Company terminates an executive officer's employment without cause or any of them resigns for good reason, the Company will be obligated to pay (i) a lump sum payment of severance equal to 24 months' salary, (ii) payment of premiums for the period of group health coverage, if any, to which he is entitled by law, and (iii) a pro rata annual bonus for the year of termination. Notwithstanding the foregoing, the Company has not agreed to pay severance and provide the foregoing benefits if the executive officer's employment ends because of expiration or non-extension of his Employment Agreement.

  While employed and for a one-year period after employment, the executive officers have agreed not to compete with the Company by working with or investing in any enterprise engaged in forming or operating Dealerships or that invest primarily in Dealerships or Related Businesses or properties used by Dealerships or Related Businesses or that provide real estate financing to Dealerships or Related Businesses.


COMPENSATION OF TRUSTEES

  The Company will pay its trustees who are not employees of the Company or affiliated with a Seller $15,000 a year for their services as trustees. Each non-employee trustee (other than Messrs. Pohanka and Rosenthal) also receives a grant of options to purchase 15,000 Units under the Company's Plan upon election or appointment to the Company's Board of Trustees. See "--1998 Equity Incentive Plan."


REPORT ON EXECUTIVE COMPENSATION

  The Company's executive compensation program will be administered by the Executive Compensation Committee, a majority of whose members will be independent, which is to be elected by the Board of Trustees. Compensation for executive officers for 1998 was determined through negotiations with Friedman, Billings, Ramsey & Co., Inc. and such executive officers prior to formation of the Company on October 20, 1997. In the future, the Board of Trustees intends to make recommendations, or to accept recommendations from the President and Chief Executive Officer of the Company, regarding executive compensation for consideration by the Executive Compensation Committee. The Executive Compensation Committee will then make an independent determination of the executive compensation (including any bonus or incentive compensation) to be paid to each executive officer of the Company in light of the following goals:

  Attraction and Retention of Qualified Executive Officers. The goal of the Company is to design and administer an executive compensation program to (i) attract and retain qualified executive officers, (ii) reward executive officers for superior performance in achieving the Company's business objectives and enhancing shareholder value, (iii) to align the executive officers interests with those of the shareholders, and (iv) to provide incentives for the creation of long-term shareholder value. The key elements of executive compensation are base salary, annual incentive and performance bonuses and equity options. The Executive Compensation Committee will be charged with reviewing and approving the Company's policies and practices regarding executive compensation, including
(a) base salary levels, (b) incentive compensation plans and related performance objectives and awards, and (c) lone-term incentives, principally equity option awards.

  Base Salary Levels. The Company believes that its base salary levels are reasonably related to the salary levels of executive officers of comparable real estate investment trusts at similar stages of development. The Company also believes that the current base salary levels of its executive officers take into account the unique talents and skills of its executive officers. Base salary levels may be adjusted annually. The Company expects that any such adjustments will take into account such factors as individual past performance, changes in responsibilities, changes in pay levels of companies deemed comparable by the Executive Compensation Committee and inflation. Certain aspects of salary and benefits are also governed by the Employment Agreements to which the named executive officers are a party. See "--Employment Agreements."

  Long-Term Incentive Compensation. The Company has authorized its 1998 Equity Incentive Plan as the principal means of providing long-term incentives. The Company believes that the use of equity incentives better aligns the interests of its executive officers with those of its shareholders and promotes long-term shareholder value. The Plan will be administered by the Executive Compensation Committee. The Executive Compensation Committee will be responsible for determining the terms of the options and the number of Common Shares or Units subject to option grants. The equity options previously granted to executive officers of the Company were authorized by the Board of Trustees on February 3, 1998.


1998 EQUITY INCENTIVE PLAN

  The Company (including the Operating Partnership) has established the Plan for the purpose of attracting and retaining trustees, executive officers and other key employees. Each option granted pursuant to the Plan shall be designated at the time of grant as either an "incentive option" or as a "non-qualified option." If the grant is for an "incentive option," the Company will issue options for Common Shares. If the grant is for "non-qualified options" the Company intends to issue options for Units.

  The Plan provides for the grants of options ("Options") to purchase a specified number of Common Shares or Units. Under the Plan, Common Shares and Units in an aggregate number equal to 2,821,344, representing 8% of the Common Shares outstanding on March 12, 1998 on a fully diluted basis (i.e. assuming exercise of all outstanding options and warrants for Common Shares and Units and redemption of such Units and Units issued to Sellers for Common Shares) will be available for grants. The Company has granted Options for an aggregate 2,468,677 Common Shares and Units equal to 7% of the Common Shares outstanding on March 12, 1998 on a fully diluted basis (the "Initial Grants") to the following executive officers of the Company: Thomas D. Eckert, Scott M. Stahr, Donald L. Keithley and David S. Kay. In addition, effective on the date that each joined the Board of Trustees of the Company, Messrs. Reilly, Hoglund and Swanson were each granted options to acquire 15,000 Units under the Plan. Upon organization of the Executive Compensation Committee, it will select the trustees, officers or employees of the Company, or its subsidiaries or Company-owned partnerships, who will be granted Options.

  The Plan authorizes the administrator of the Plan to grant incentive Options for Common Shares at an exercise price to be determined by it, provided that such price cannot be less than 100% of the fair market value of Common Shares on the date on which the Option is granted. The exercise price of non-qualified Options will be at 100% of the fair market value of Units on the date the Option is granted as determined by the administrator.

  The Board of Trustees intends to authorize the acceleration of the vesting of the Initial Grants to each named executive officer of the Company to become exercisable, subject to certain conditions being met, at a rate of 25% per year over four years commencing on the first anniversary of the date such executive officer was hired by the Company. The Initial Grants have a term of ten years. The exercise price of the Options issued under the Initial Grants equal $15.00 per share, the initial public offering price of the Common Shares in the Offering. The exercise price for any Option may be paid in cash or, in certain circumstances, by the surrender, at the fair market value on the date on which the Option is exercised, of Common Shares. The Plan provides that exercise may be delayed or prohibited if it would adversely affect the Company's status as a real estate investment trust.

  All unexercisable Options held by an optionee will automatically be forfeited if the optionee leaves his employment for any reason other than death or permanent disability. Upon a "change in control" (as defined in the Plan), all unexercisable Options will become exercisable. The rights of any optionees to exercise a Option may not be transferred in any way other than by will or applicable laws of descent and distribution.

  The administrator of the Plan may grant options under the Plan in substitution for outstanding options with higher exercise prices. In addition, in the event of certain extraordinary events, the administrator of the Plan may make adjustments in the vesting schedule for Options, the aggregate number and kind of shares of beneficial interest reserved for issuance, the number and kind of shares of beneficial interest covered by outstanding awards and the exercise prices specified therein as may be determined to be appropriate.

  Until the formation of the Executive Compensation Committee, the administrator of the Plan will be the Board of Trustees of the Company.

  The following table contains information concerning the grant of Options under the Company's Plan to the named executive officers of the Company effective February 19, 1998. Prior to February 19, 1998, no effective options had been granted to any executive officers, trustees or key employees of the Company, whether pursuant to the Plan or otherwise. The table also lists potential realizable values of such options on the basis of assumed annual compounded share appreciation rates of 5% and 10% over the life of the Options.

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF STOCK
                             NUMBER OF     % OF TOTAL                                  PRICE APPRECIATION FOR
                            SECURITIES      OPTIONS                                         OPTION TERM
NAME AND                    UNDERLYING     GRANTED TO                                      (IN THOUSANDS)
 PRINCIPAL                   OPTIONS       EMPLOYEES IN  EXERCISE OR   EXPIRATION      -------------------------
 POSITION                   GRANTED(1)     FISCAL YEAR   BASE PRICE    DATE(2)          5%(3)         10%(3)
--------------------------  ----------     -----------   ------------  ----------      -------      ------------
Thomas D. Eckert             1,058,004           40.2%       $  15                     $9,981            $25,293
President and Chief
   Executive Officer

Scott M. Stahr                 573,086           21.8           15                      5,406             13,700
Executive Vice President
   and Chief Operating
   Officer

Donald L. Keithley             264,501           10.0           15                      2,495              6,323
Executive Vice President
   of Business
   Development

David S. Kay                   573,086           21.8           15                      5,406             13,700
Vice President and
   Chief Financial
   Officer

   __________
(1) The Board of Trustees intends to accelerate the vesting schedule for such Options to become exercisable at a rate of 25% per year over four years commencing on the first anniversary of the executive officer's date of hire.
(2) The expiration date of the Options will be ten years after the date of the grant.
(3) The potential realizable value is reported net of the option price, but before the income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% from the date of grant to the expiration date of the Options.

ITEM. 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of March 20, 1998, regarding the beneficial ownership of the Common Shares by (a) each person known by the Company to be the beneficial owner of more than 5% of the Common Shares,
(b) each Trustee of the Company, (c) each executive officer of the Company and
(d) all Trustees and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The number of shares represents the number of Common Shares the person holds or the number of Common Shares into which Units held by the person are exchangeable (if the Company elects to issue shares or Units rather than pay cash upon such exchange).

                                                NUMBER OF
                                              -------------  ---------------
                                              COMMON SHARES   PERCENTAGE OF
                                              -------------  ---------------
                                              BENEFICIALLY    COMMON SHARES
                                              -------------  ---------------
NAME                                              OWNED      OUTSTANDING (3)
--------------------------------------------  -------------  ---------------


Thomas D. Eckert(3)(4)  .                           107,526              (8)
Scott M. Stahr(3)(4)  .                               7,168              (8)
Donald L. Keithley(3)(4)  .                           7,000              (8)
David S. Kay(3)(4)  .                                     -               -
John J. Pohanka(1)(4)(5)(9)  .                      945,192             3.6%
Robert M. Rosenthal(1)(4)(5)  .                           -               -
Friedman, Billings, Ramsey Group,                 3,069,909            11.8%
 Inc.(6)(7).
John E. Reilly(10)  .                                 1,000              (8)
William E. Hoglund (10)                               2,150              (8)
William R. Swanson (10)                                   -               -
Trustees and Executive Officers as a group
 (nine persons)  .                                4,139,945            15.9%

-------------
(1) Mr. Pohanka and Mr. Rosenthal or their Affiliates own an aggregate of 1,160,162 Units and 2,644,807 Units, respectively, issued in connection with the acquisition of Properties, that are not redeemable for a period of one year from February 19, 1998. If the holder chooses to redeem the Units, the Operating Partnership may redeem them for cash, or at the option of the Company, they may be redeemed for Common Shares.
(2) The total number of Common Shares outstanding used in calculating the percentage assumes that none of the Units is redeemed for Common Shares.
(3) Excludes Options held by Messrs. Eckert, Stahr, Keithley and Kay to acquire 26,666; 26,666; 26,666; and 26,666 Common Shares and 1,031,338; 546,420;
    237,835; and 546,420 Units, respectively, which are not exercisable within 60 days from the date of this Report.
(4) The address for the executive officers and Trustees of the Company is c/o 1420 Spring Hill Road, Suite 525, McLean, Virginia 22102.
(5) Does not assume redemption of Units for Common Shares issued on exercise of the warrants granted to Mr. Rosenthal and Mr. Pohanka, each warrant exercisable for 707,079 Units (the "Dealer Warrants"), that will be subject to a one year holding period beginning February 19, 1998. Assuming
    (i) redemption of the Units issued upon the acquisition of Properties acquired from Affiliates of Mr. Pohanka and Affiliates of Mr. Rosenthal, for Common Shares and (ii) exercise of the Dealer Warrants and issuance of Common Shares on redemption of such Units. Mr. Pohanka and his Affiliates and Mr. Rosenthal and his Affiliates would own approximately an aggregate of 2,812,433 and 3,830,002 Common Shares, respectively, representing approximately 8.8% and 12% of "Percentage of Common Shares Outstanding," respectively, on a fully diluted and converted basis as of March 20, 1998. The total number of Common Shares outstanding used in calculating these percentages assumes that all of the outstanding Units as of March 20, 1998 are redeemed for Common Shares.

(6) Includes 1,277,794 Common Shares to be issued on exercise of the warrants issued to Friedman, Billings, Ramsey & Co., Inc., and 1,792,115 Common Shares held by FBR Asset Investment Corporation, Affiliates of Friedman, Billings, Ramsey Group, Inc. Excludes an estimated 49,810 Common Shares issuable upon redemption of an estimated 49,810 Units indirectly beneficially owned by an employee of Friedman, Billings, Ramsey & Co., Inc. who is the daughter of Vincent A. Sheehy and a partner in certain Sellers Affiliated with Mr. Sheehy to which Friedman, Billings, Ramsey Group,
     Inc. disclaims beneficial ownership.
(7) Based on Schedule 13G filed on behalf of Friedman, Billings, Ramsey Group, Inc. with the Securities and Exchange Commission on March 2, 1998.
(8)  Represents less than 1%.
(9)  Owned by Mr. Pohanka or direct or indirect Affiliates of Mr. Pohanka.
(10) Excludes Options held by Messrs. Reilly, Hoglund and Swanson to each acquire 15,000 Units, which are not exercisable within 60 days from the date of this Report.


ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In connection with the Offering, the Company completed the following related transactions involving an executive officer, trustee or 10% or greater shareholder:

PERSON RECEIVING                                 NATURE AND AMOUNT OF BENEFIT
-----------------------  ----------------------------------------------------------------------------
BENEFIT
-----------------------
John J. Pohanka and
Robert M. Rosenthal      Affiliates of Messrs. Pohanka and Rosenthal will lease Properties from the Company and will continue to control the operations of the
                         Dealerships or Related Businesses operated on those Properties.
                         See "Item 2-Properties."

                         Each of Messrs. Pohanka and Rosenthal has received warrants to acquire 707,079 Units at the initial public offering price.

                         Beginning one year after the closing of the Offering, Messrs. Pohanka and Rosenthal or their affiliated holders of such Units, as the case may be, will have the right to convert the Units held by them for Common
                         Shares, subject to the Company's limit on ownership of Units.

                         Purchase by Mr. Pohanka, his Affiliates or his family of 948,580
                         Common Shares in this Offering at the initial public offering price, of which 195,372 were purchased at a price net of underwriting discounts and commissions because executive officers and trustees had the right to acquire in the aggregate up to 2% of the offered Common Shares at the initial public offering price (net of underwriting discounts and commissions).

Executive Officers  .    Salary and bonus as executive officers of the Company as described under ''Management--Executive Compensation.''

                         Thomas D. Eckert purchased ten Common Shares at a purchase price of
                         $10.00 per share in connection with the organization of the Company on
                         October 20, 1997.  On February 19, 1998, the Company repurchased such shares from Mr. Eckert at a purchase price of $10.00 per share.

                                       48


                         Options granted to Messrs. Eckert, Stahr, Keithley and Kay to acquire
                         26,666; 26,666; 26,666; and 26,666 Common Shares and 1,031,338;
                         546,420; 237,835; and 546,420 Units, respectively.

                         Common Shares purchased by Messrs. Eckert, Stahr, Keithley, Reilly and Hoglund in the Offering  in the amounts of 107,526; 7,168; 7,000;
                         1,000 and 2,150, respectively, at the initial public offering price (net of underwriting discounts and commissions).

  In addition to the foregoing, FBR Asset Management Corporation or its Affiliates received certain benefits in connection with the Offering in addition to the compensation paid to Friedman, Billings, Ramsey & Co., Inc. as an underwriter of the Offering:

PERSON RECEIVING BENEFIT                                       NATURE AND AMOUNT OF BENEFIT
-------------------------------------  ----------------------------------------------------------------------------

Friedman, Billings,
-------------------------------------  Repayment of the loan made to the Company in the amount of up to
Ramsey Group, Inc.  .                  approximately $2.5 million, plus interest thereon at the rate of 10%
                                       per annum.

                                       For the Company to maintain its qualification as a REIT under the
                                       Code, not more than 50% in value of the outstanding shares of beneficial interest of the Company may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the
                                       Company's taxable year (other than the first taxable year for which the election to be treated as a REIT has been made). To ensure that the
                                       Company will not fail to qualify as a REIT under this and other tests under the Code, the Company's Declaration of Trust, subject to certain exceptions, authorizes the Board of Trustees to take such actions as are necessary and desirable to preserve its qualification as a REIT and to limit any person to direct or indirect ownership of no more than (i)
                                       9.9% of the number of the outstanding Common Shares, or (ii) 9.9%
                                       of the number of outstanding Preferred Shares or any series of
                                       Preferred Shares (the ''Ownership Limit''). The Company's Board of
                                       Trustees, upon receipt of a ruling from the IRS, an opinion of counsel or other evidence satisfactory to the Board and upon such other conditions as the Board may establish, may exempt a proposed transferee from the Ownership Limit; provided that such exemption would not result in the termination of the Company's status as a REIT.
                                       The Company has waived the Ownership Limit with respect to Friedman, Billings,
                                       Ramsey Group, Inc. and its Affiliates to permit ownership of the Common Shares.
                                       The Company's Declaration of Trust and the Operating Partnership's Partnership Agreement
                                       contain provisions that require the approval of a majority of the Independent Trustees of the
                                       Company for waiver of the Ownership Limit with respect to any Trustee or his Affiliates. The foregoing restrictions on transferability and ownership will continue to apply until (i) the
                                       Board of Trustees determines that it is no longer in the best interests of the Company to attempt to qualify, or to continue to qualify, as a REIT, and (ii) there is an affirmative vote of two-thirds of the votes entitled to be cast on such matter at a regular or special meeting of the shareholders of the Company.
Friedman, Billings, Ramsey
    & Co., Inc.......................  Warrants (the "Underwriting Warrants") representing the right to acquire up to 1,277,794 Common Shares  at the initial public offering price of the Common Shares, exercisable beginning on the closing date of the Offering and for a period of five years thereafter, as compensation for its assistance in the formation and structuring of the
                                       Company, identifying key managers of the Company and raising the initial capital necessary to form the Company. However, the
                                       Underwriting Warrants and any Common Shares received upon
                                       exercise of the Underwriting Warrants may not be sold or otherwise transferred (except to executive officers of Friedman, Billings, Ramsey
                                       & Co., Inc. or members of the selling group for the Offering) for a period of one year following the closing of the Offering.

FBR Asset Investment Corporation  .    Purchase of 1,792,115 Common Shares at the initial public offering price (net of underwriting discounts and commissions). FBR Asset
                                       Investment Corporation has certain ''demand'' and ''piggy-back''
                                       registration rights with respect to such Common Shares. Subject to certain conditions, the demand registration rights permit holders of such shares to request one demand registration. Subject to certain conditions, the piggyback registration rights permit the holders of such shares to include their Common Shares in the registration by the
                                       Company of its equity securities other than in connection with (i) the registration by the Company under the Securities Act of any of its securities, (ii) any corporate reorganization, or (iii) registration of an employee benefit plan.




Item 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1)  FINANCIAL STATEMENTS

       Reference is made to the Index to the Consolidated Financial Statements on Page 28 of this Form 10-K.

14(a)(2)  FINANCIAL STATEMENT SCHEDULES

       Reference is made to the Index to the Consolidated Financial Statements on Page 28 of this Form 10-K.

       All Schedules have been omitted because the required information of such Schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

(3)  Exhibits

 (a) EXHIBITS

EXHIBIT
------------
NUMBER                                             DESCRIPTION
------------  --------------------------------------------------------------------------------------
     3.1*     Amended and Restated Declaration of Trust of Capital Automotive REIT

     3.2*     Amended and Restated Bylaws of Capital Automotive REIT

     10.1*    Form of Agreement of Limited Partnership of Capital Automotive L.P.

     10.2*    Form of Indemnification Agreement

     10.3*    Form of 1998 Equity Incentive Plan

     10.4*    Employment Agreement by and between the Company and Thomas D. Eckert

     10.5*    Employment Agreement by and between the Company and Scott M. Stahr

     10.6*    Employment Agreement by and between the Company and Donald L. Keithley

     10.7*    Employment Agreement by and between the Company and David S. Kay

     10.8*    Form of Option Agreement

     10.9*    Form of NationsBank, N.A. Credit Agreement

     10.10*   FBR Asset Investment Purchase Agreement

     10.11*   FBR Registration Rights Agreement

     10.12*   Pohanka Contribution Agreement dated as of November 21, 1997, as amended

     10.13*   Rosenthal Contribution Agreement dated as of November 21, 1997, as amended

     10.14*   Sheehy Contribution Agreement dated as of November 24, 1997, as amended

     10.15*   Cherner Contribution Agreement dated as of November 24, 1997, as amended

EXHIBIT
------------
NUMBER                                             DESCRIPTION
------------  --------------------------------------------------------------------------------------
     10.16*   Cross-Continent Auto Retailers, Inc. Purchase Agreement dated as of December 31, 1997, as amended

     10.17*   Form of Pohanka Lease Agreement

     10.18*   Form of Rosenthal Lease Agreement

     10.19*   Form of Sheehy Lease Agreement

     10.20*   Form of Cherner Lease Agreement

     10.21*   Form of Cross-Continent Lease Agreement

     10.22*   Form of Underwriting Warrant

     10.23*   Form of Dealers' Warrant

     10.24*   Form of Guaranty Agreement with Affiliate of John J. Pohanka

     10.25*   Form of Guaranty Agreement with Affiliate of Robert M. Rosenthal

     10.26*   Amendment No. 1 to Friedman, Billings, Ramsey Group, Inc. Loan Agreement

     10.27*   Amendment No. 1 to Friedman, Billings, Ramsey Group, Inc. Security Agreement

     10.28*   Form of Guaranty Agreement with Cross-Continent Auto Retailers, Inc.

     10.29*   Meyers Family Limited Partnership L.P. (Good News) Purchase Agreement dated as of
              January 10, 1998

     10.30*   Form of Good News Lease Agreement

     10.31*   Form of Guaranty Agreement with Good News Salisbury, Inc. and Warren A. Price

     10.32*   Kline Purchase Agreement dated as of January 12, 1998

     10.33*   Form of Kline Lease Agreement

     10.34*   Form of Guaranty Agreement with Kline Imports Chesapeake, Inc.

     10.35*   Amended and Restated Employment Agreement by and between Capital Automotive L.P.
              and Thomas D. Eckert

EXHIBIT
------------
NUMBER                                             DESCRIPTION
------------  --------------------------------------------------------------------------------------
     10.37*   Amended and Restated Employment Agreement by and between Capital Automotive L.P.
              and Donald L. Keithley

     10.38*   Amended and Restated Employment Agreement by and between Capital Automotive L.P.
              and David S. Kay

     10.39*   Meyers Family Limited Partnership (Good News) Purchase Agreement dated as of
              January 10, 1998

     21.1*    Subsidiaries of the Company

     23.1     Consent of Arthur Andersen LLP

     27       Financial Data Schedule

-------------
* Previously filed as an Exhibit to Registration Statement on Form S-11 (File No. 333-41183) and incorporated herein by reference.

(b)    Reports on Form 8-K

       None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this __th day of March, 1998.

                              CAPITAL AUTOMOTIVE REIT
                              (Registrant)


                              By:
                                 ---------------------------------------------
                                 Thomas D. Eckert
                                 President, Chief Executive Officer and Trustee

  Pursuant to the requirement of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


SIGNATURE                      TITLE                                            DATE
---------                      -----                                            ----
_____________________________  President, Chief Executive Officer and Trustee   March   , 1998
Thomas D. Eckert               (Principal Executive Officer)


_____________________________  Vice President and Chief Financial Officer       March   , 1998
David S. Kay                  (Principal Financial and Accounting Officer)


_____________________________  Chairman of the Board                            March   , 1998
John J. Pohanka


_____________________________  Trustee                                          March   , 1998
Robert M. Rosenthal


_____________________________  Trustee                                          March   , 1998
John E. Reilly


_____________________________  Trustee                                          March   , 1998
William E. Hoglund


_____________________________  Trustee                                          March   , 1998
William R. Swanson
