Form 10-K/A
period 1997-12-31
CAPITAL AUTOMOTIVE REIT
filed 1998-04-01
CIK 1049316

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                Amendment No. 1

                                     to

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 1998.

                              CAPITAL AUTOMOTIVE REIT
                              (Registrant)


                              By: /s/ Thomas D. Eckert
                                 ---------------------------------------------
                                 Thomas D. Eckert
                                 President, Chief Executive Officer and Trustee


  Pursuant to the requirement of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


SIGNATURE                      TITLE                                            DATE
---------                      -----                                            ----
/s/ Thomas D. Eckert
-----------------------------  President, Chief Executive Officer and Trustee   March 30, 1998
Thomas D. Eckert               (Principal Executive Officer)

/s/ David S. Kay
-----------------------------  Vice President and Chief Financial Officer       March 30, 1998
David S. Kay                  (Principal Financial and Accounting Officer)

/s/ John J. Pohanka
-----------------------------  Chairman of the Board                            March 30, 1998
John J. Pohanka

/s/ Robert M. Rosenthal
-----------------------------  Trustee                                          March 30, 1998
Robert M. Rosenthal

/s/ John E. Reilly
-----------------------------  Trustee                                          March 30, 1998
John E. Reilly

/s/ William E. Hoglund
-----------------------------  Trustee                                          March 30, 1998
William E. Hoglund


-----------------------------  Trustee                                          March   , 1998
William R. Swanson
