Form 10-Q
period 1998-03-31
CAPITAL AUTOMOTIVE REIT
filed 1998-05-13
CIK 1049316

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1998    Commission File Number  000-23733
                                                                     ---------


                            CAPITAL AUTOMOTIVE REIT
                          (Exact name of registrant)

       Maryland                                       54-1870224
(State of organization)                 (I.R.S. Employer Identification Number)

           1420 Spring Hill Road, Suite 525, McLean, Virginia 22102
             (Address of principal executive offices and zip code)

                                (703) 288-3075
                        (Registrant's telephone Number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -------     --------


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
    --------      ---------

Number of Common Shares of Beneficial Interest outstanding as of May 11, 1998 was 24,792,115.

                            CAPITAL AUTOMOTIVE REIT
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                     INDEX

                                                                                    Page No.
                                                                                    -------
Part I  Financial Information

           Item 1  Financial Statements

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and
                 December 31, 1997                                                    3

             Consolidated Statement of Operations (unaudited)-three months
                 ended March 31, 1998                                                 4

             Consolidated Statements of Changes in Shareholders' Equity
                  (Deficit)-three months ended March 31, 1998 (unaudited)
                  and period from October 20, 1997 (date of organization)
                  through December 31, 1997                                           5

             Consolidated Statement of Cash Flows (unaudited)-three months
                 ended March 31, 1998                                                 6

             Notes to Consolidated Financial Statements (unaudited)                7 - 12

          Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            13 - 17

          Item 3  Quantitative and Qualitative Disclosures About Market Risk        17

Part II  Other Information

          Item I  Legal Proceedings                                                 18

          Item 2  Changes in Securities and Use of Proceeds                         18

          Item 3  Defaults Upon Senior Securities                                   18

          Item 4  Submission of Matters to Vote of Security Holders                 18

          Item 5  Other Information                                                 18

          Item 6  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                          19

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            CAPITAL AUTOMOTIVE REIT
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                              MARCH 31,                 DECEMBER 31,
                                                                                1998                        1997
                                                                             ------------              -------------
                                                                             (UNAUDITED)
ASSETS
Real estate:
  Land                                                                         $ 96,532                     $    -
  Building                                                                       57,073                          -
  Accumulated depreciation                                                         (329)                         -
                                                                             ------------              -------------
                                                                                153,276                          -

Furniture, fixtures and equipment, net
    of accumulated depreciation                                                     195                         29

Cash and cash equivalents                                                       270,264                         25

Other assets, net                                                                 2,083                        957
                                                                             ------------              -------------
    TOTAL ASSETS                                                               $425,818                     $1,011
                                                                             ============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT):
LIABILITIES:
Borrowings under line of credit                                                $  5,100                     $1,000
Accounts payable and accrued expenses                                             1,478                        661
Security deposits payable                                                         1,140                          -
                                                                             ------------              -------------
    TOTAL LIABILITIES                                                             7,718                      1,661
                                                                             ------------              -------------
Minority Interest                                                                69,827                          -

SHAREHOLDERS' EQUITY/(DEFICIT):
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                                               -                          -
Common shares, $.01 par value; 100,000,000 shares
    authorized; 24,792,115 and 10 shares issued
    and outstanding, respectively                                                   248                          -
Additional paid-in-capital                                                      346,972                          -
Retained earnings (accumulated deficit)                                           1,053                       (650)
                                                                             ------------              -------------
     TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                       348,273                       (650)
                                                                             ------------              -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                      $425,818                     $1,011
                                                                             ============              =============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                     (in thousands, except per share data)
                                  (unaudited)


Revenue:
Rental income                                                      $ 1,731
Interest income                                                      1,590
                                                                   -------
    Total revenue                                                    3,321
                                                                   -------

Expenses:
Depreciation and amortization                                          344
General and administrative                                             892
Interest expense                                                        41
                                                                   -------
    Total expenses                                                   1,277
                                                                   -------

Net income before minority interest                                  2,044
Minority interest                                                     (341)
                                                                   -------
Net income applicable to common shareholders                       $ 1,703
                                                                   =======

Shares of common stock outstanding used to
  compute basic earnings per share                                  12,147
                                                                   =======

Basic earnings per share                                             $0.14
                                                                   =======

Shares of common stock outstanding used to
  compute diluted earnings per share                                12,267
                                                                   =======

Diluted earnings per share                                           $0.14
                                                                   =======


See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                                Retained
                                                                  Additional    Earnings/
                                             Common Shares          Paid-in    (Accumulated
                                          Shares       Amount       Capital       Deficit)      Total
                                        -----------  -----------  -----------  ------------  -----------
Balance at October 20, 1997                       -  $         -  $         -  $          -  $         -
Net loss                                          -            -            -          (650)        (650)
Capital contribution                             10            -            -             -            -
                                        -----------  -----------  -----------  ------------  -----------
Balance at December 31, 1997                     10            -            -          (650)        (650)
Repurchase of initial shares                    (10)           -            -             -            -
Proceeds from initial public offering    20,000,000          200      299,800             -      300,000
Proceeds from exercise of underwriters'
  over-allotment option                   3,000,000           30       44,970             -       45,000
Proceeds from private placement           1,792,115           18       24,982             -       25,000
Payment of underwriting discounts,
  commissions and other offering
  expenses                                        -            -      (27,715)            -      (27,715)
Adjustment to reflect minority interest
  ownership in Operating Partnership              -            -        4,935             -        4,935
Net income                                        -            -            -         1,703        1,703
                                        -----------  -----------  -----------  ------------  -----------
Balance at March 31, 1998 (unaudited)    24,792,115  $       248  $   346,972  $      1,053  $   348,273
                                        ===========  ===========  ===========  ============  ===========

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                (in thousands)
                                  (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  1,703
Adjustments to reconcile net income to net cash
provided by operating activities:
Income applicable to minority interest                                              341
Depreciation and amortization                                                       344
Increase in other assets                                                         (1,135)
Increase in accounts payable and accrued expenses                                   817
Increase in security deposits payable                                             1,140
                                                                               --------
   Net cash provided by operating activities                                      3,210
                                                                               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment                                                (172)
Real estate acquisitions                                                        (79,184)
                                                                               --------
   Net cash used in investing activities                                        (79,356)
                                                                               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit                                                 5,100
Repayment of short-term revolving line of credit                                 (1,000)
Proceeds from issuance of initial public offering of
   common shares and underwriters' over-allotment
   option, net of issuance costs                                                317,285
Proceeds from issuance of private placement,
   net of issuance costs                                                         25,000
                                                                               --------
   Net cash provided by financing activities                                    346,385
                                                                               --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       270,239

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     25
                                                                               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $270,264
                                                                               ========

SUPPLEMENTAL DATA:

Real Estate Acquisitions in exchange for Partnership Units                     $ 74,421
                                                                               ========


See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.            ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") was formed as a Maryland real estate investment trust on October 20, 1997 and was initially capitalized on such date through the sale of 10 common shares of beneficial interest, par value $.01 per share. The Company's mission is to invest in the real property and improvements used by multi-site, multi-franchised dealerships and related businesses located in major metropolitan areas throughout the United States, through its ownership interest in Capital Automotive L.P. (the "Operating Partnership").

In February 1998, the Company completed an Initial Public Offering ("IPO") of its common shares of beneficial interest, par value $.01 per share (the "Common Shares"), whereby 20.0 million Common Shares were issued at $15 per Common Share, resulting in net proceeds of approximately $275.4 million, after underwriting discounts and commissions and other expenses of the IPO. In addition, FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc. ("FBR"), the representative of the underwriters in the IPO, purchased 1,792,115 Common Shares of the Company at the IPO price in a private placement offering, resulting in net proceeds of $25 million, net of underwriting discounts (the "FBR Offering"). In March 1998, 3.0 million Common Shares subject to the underwriters' over-allotment option were issued at $15 per Common Share, resulting in net proceeds of approximately $41.9 million, after underwriting discounts and commissions. The Company contributed the net proceeds of the IPO, over-allotment option and the FBR Offering to the Operating Partnership in exchange for an equal number of units of limited partnership interest ("Units") in the Operating Partnership.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K/A for the period from October 20, 1997 (date of organization) through December 31, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all accounts of the Company and the Operating Partnership. All intercompany amounts have been eliminated in the consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid instruments purchased with original maturities of three months or less.

Real Estate Properties

Real estate properties are recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 years for the buildings and improvements.

Leases and Rental Income

The leases are triple net leases, and require the lessees to pay substantially all expenses associated with operations, including taxes, utilities, insurance, repairs, maintenance and other expenses. Substantially all the initial leases have initial terms of ten years, and generally may be extended upon the same terms and conditions for one or two additional ten-year terms, at the option of the lessees. Base rent will be increased annually over the term of the leases by a factor of the consumer price index. All leases are accounted for as operating leases.

Income Taxes

The Company intends to qualify as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended. As a real estate investment trust, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other requirements.

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


3. ACQUISITION OF INITIAL PROPERTIES


At the time of the IPO, the Company, through the Operating Partnership, had entered into agreements to acquire 36 parcels of real property and improvements (the "Initial Properties") from the affiliates of seven motor vehicle dealers (the "Dealers") on which 54 franchisees of 24 brands of motor vehicles are located. Concurrent with the IPO, the Operating Partnership acquired 21 of the Initial

Properties that are located primarily in suburban communities of the Washington, D.C. Metropolitan Area and Pennsylvania. These properties were contributed by the respective Dealers to the Operating Partnership in exchange for the assumption of approximately $41.3 million of mortgage debt (immediately repaid by the Company with the proceeds of the IPO) and approximately 5.0 million Units (valued at approximately $74.4 million), which at March 31, 1998 represented a 16.7% limited partnership interest in the Operating Partnership.

Subsequent to the IPO, the Company acquired 14 of the Initial Properties located on the Eastern Shore of Maryland, Texas, southern Virginia and Colorado. These properties were contributed by the respective Dealers to the Operating Partnership in exchange for approximately $36.5 million in cash. The acquisition of the Cross-Continent Initial Property located in Las Vegas, Nevada is scheduled to close during the second quarter of 1998, for approximately $13.7 million in cash.


4. EARNINGS PER SHARE

For the three months ended March 31, 1998, basic and diluted earnings per share were computed based on 12.1 million weighted average shares outstanding during the quarter and 12.3 million weighted average shares outstanding during the quarter adjusted for the assumed conversion of dilutive securities, respectively.


A reconciliation of net income and weighted average shares used to calculate basic and diluted earnings per share for the three months ended March 31, 1998 is as follows (in thousands, except per share data):

                                    Net       Weighted     Earnings
                                  Income   Average Shares  Per Share
                                  -------  --------------  ---------

Earnings per share-basic          $1,703           12,147      $0.14

Effect of dilutive securities:

  Options (1)                        (16)             120       n/a
                                  ------   --------------  ---------

Earnings per share-diluted        $1,687           12,267      $0.14
                                  ======   ==============  =========


(1) Adjustment to net income reflects change in Minority Interest share of income based on ownership calculation including common share equivalents. Adjustment to weighted average shares reflects exercise of dilutive options for shares assuming treasury stock method.


5. BORROWINGS UNDER LINE OF CREDIT

In October 1997, and amended as of January 30, 1998, Friedman, Billings, Ramsey Group, Inc., an affiliate of FBR, issued to the Company a short-term revolving line of credit in the amount of approximately $2.5 million. Draws on the line of credit were used by the Company for organizational costs and offering costs, and were repaid with the proceeds of the IPO.

In February 1998, the Company entered into a secured revolving line of credit from NationsBank,

N.A. providing for a borrowing capacity of $10 million, of which $5.1 million was drawn down at the closing of the IPO. Borrowings bear interest at a fluctuating rate equal to the Libor plus 1.50 percent (7.13 percent as of March 31, 1998). The line of credit is secured by a blanket mortgage or mortgages on all of the Initial Properties acquired from certain affiliates. The line of credit matures in August 1998. At maturity, the principal payment in the aggregate amount of the then outstanding borrowings plus any accrued and unpaid interest will be due and payable, unless the line of credit is renewed or is refinanced as is currently contemplated by the Company. The line of credit may be paid in full at any time without prepayment penalty or premium. In addition, approximately $2.8 million of the line of credit is guaranteed by affiliates of Robert M. Rosenthal and approximately $2.3 million is guaranteed by affiliates of Vincent A. Sheehy.



6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. This statement is effective for fiscal years beginning after December 31, 1997. The Company does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial and descriptive information about reportable operating segments and related products, services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The Company believes that the adoption of SFAS No. 131 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.



7.  MINORITY INTEREST


Minority interest is calculated at approximately 16.7 percent of the Operating Partnership's partners' capital and net income. The ownership of the Operating Partnership as of March 31, 1998 is as follows (Units in thousands):

                                         Units          %
                                      -----------  -----------

Partners' capital:
    Certain Initial Sellers                 4,961         16.7%
    The Company                            24,792         83.3%
                                      -----------  -----------

     Total                                 29,753        100.0%
                                      ===========  ===========


8.  PRO FORMA FINANCIAL STATEMENTS


Although the Company was formed prior to January 1, 1998, it did not complete its IPO until February 19, 1998, at which time it began generating rental income. Unaudited summarized pro forma information for the Company, assuming the IPO and acquisition of certain of the Initial

Properties and commencement of the Initial Leases occurred as of January 1, 1998 is as follows (in thousands):


Total revenue                                          $ 5,558
Total expenses                                           1,836
Minority interest                                          621
Net income                                               3,101
Net income per common share-basic                         0.20
Net income per common share-diluted                       0.19
Weighted average common shares outstanding - basic      15,762
Weighted average common shares outstanding - diluted    15,882

The above mentioned pro-forma information does not include rental income of approximately $608,000 and depreciation of approximately $115,000 as related to the two Cross-Continent Properties, located in Denver, Colorado and Las Vegas, Nevada as they were still under construction as of January 1, 1998.
Construction of the Cross-Continent Property located in Denver, Colorado was completed during the first quarter of 1998 and closed on March 31, 1998. Pro forma weighted average Common Shares represent the number of shares whose proceeds were committed for specific use (i.e. the Initial Properties, repayment of Friedman, Billings, Ramsey Group, Inc. revolving short-term line of credit and underwriting discounts and commissions) as of January 1, 1998 through February 18, 1998 and total Common Shares issued in conjunction with the IPO, FBR Offering and underwriters' over-allotment from February 19, 1998 through March 31, 1998.


9.  SUBSEQUENT EVENTS

Declaration of Dividend

On April 28, 1998, the Company declared a dividend of $0.076 per share which will be paid on May 26, 1998 to shareholders of record as of May 12, 1998.

Acquisitions

On April 15, 1998, the Company announced the signing of definitive agreements for a series of acquisitions totaling approximately $97.6 million, including $62.5 million in cash and $35.1 million in Units. The acquisitions include 25 properties used by 23 dealerships in seven states totaling 136.3 acres, representing 14 brands of motor vehicles. The acquisitions are expected to close during the second quarter of 1998. Transfer of ownership of certain of the properties is contingent upon manufacturer approval and completion of due diligence.


The acquisitions include:


 . Twelve properties from The Kelley Automotive Group totaling approximately
  73.09 acres, located in Fort Wayne, Decatur and Evansville, Indiana and Atlanta, Georgia for approximately $47.5 million. These properties include 20 franchises, representing eight automotive brands, including Chevrolet, Buick and Saturn. The lease terms are 15 years with five 5-year renewal options by the tenant.

 . Eight properties from Roundtree Automotive Group totaling approximately 37.76 acres, located in Shreveport and Bossier City, Louisiana and Boise, Idaho for approximately $25 million. These properties include seven franchises, representing six automotive brands including, Chevrolet and Ford. The lease terms are 15 years with three 5-year renewal options by the tenant. The acquisition of the Roundtree Property located in Boise, Idaho closed on May 6, 1998, for approximately $9.8 million, paid in a combination of Units and the assumption and repayment of mortgage debt.

 . One property from O'Rielly Motor Company totaling approximately 8.54 acres, located in Tucson, Arizona for approximately $11.5 million. The property includes two franchises, representing six brands, including Chevrolet. The lease term is 15 years with two 10-year renewal options by the tenant.

 . One property from Ken Dixon Automotive totaling approximately 9.21 acres, located in Waldorf, Maryland, a suburb of Washington, D.C. for approximately $7.3 million. The property includes five franchises, including Chevrolet, Buick and Honda. The lease term is 15 years with two 10-year renewal options by the tenant.

 . Three properties, with one franchise, from McCluskey Chevrolet totaling approximately 7.64 acres, located in Cincinnati, Ohio for approximately $6.3 million. The lease terms are 10 to 14 years with one 10-year and four 5-year renewal options by the tenant.



401(k) Plan

Effective April 1, 1998, the Company adopted the Capital Automotive L.P. Employee 401 (k) Plan available to all employees hired prior to April 1, 1998 who are at least 21 years of age. Employees hired subsequent to April 1, 1998 are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of management. Employer contributions generally vest over five years.

                            CAPITAL AUTOMOTIVE REIT
          ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS-THREE MONTHS ENDED
                                MARCH 31, 1998


The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

OVERVIEW

Capital Automotive REIT was formed as a Maryland real estate investment trust on October 20, 1997 and was initially capitalized on such date through the sale of 10 common shares of beneficial interest, par value $.01 per share. The Company's mission is to invest in the real property and improvements used by mult-site, multi-franchised dealerships and related businesses located in major metropolitan areas throughout the United States, through its ownership interest in Capital Automotive L.P. The Company is the first publicly-traded real estate investment trust formed primarily to acquire and lease back properties for use by automotive dealers.

The Company will incur operating and administrative expenses including principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of acquiring additional properties. The Company will be self-administered and managed by its executive officers and staff, and will not engage a separate advisor or pay an advisory fee for services, although the Company will engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company will be the depreciation of its properties. The Company will depreciate buildings and improvements on the properties currently owned by it over a 39.5-year and 20-year period for tax and financial reporting purposes, respectively. The Company does not own or lease any significant personal property, furniture or equipment at any property currently owned by it.

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

INITIAL PUBLIC OFFERING

In February 1998, the Company completed its IPO of its Common Shares whereby
20.0 million Common Shares were issued at $15 per Common Share, resulting in net proceeds of approximately $275.4 million, after underwriting discounts and commissions and other expenses of the IPO. In addition, FBR Asset Investment Corporation, an affiliate of FBR, purchased 1,792,115 Common Shares of the Company at the IPO price in a private placement offering, resulting in net proceeds of $25 million, net of underwriting discounts. In March 1998, 3.0 million Common Shares subject to the underwriters' over-allotment option were issued at $15 per Common Share, resulting in net proceeds of approximately $41.9 million, after underwriting discounts and commissions. The Company contributed the net proceeds of the IPO, over-allotment option and the FBR Offering to the Operating Partnership in exchange for an equal number of Units.

ACQUISITIONS


At the time of the IPO, the Company, through the Operating Partnership, had entered into agreements to acquire 36 Initial Properties from the affiliates of seven Dealers on which 54 franchisees of 24 brands of motor vehicles are located. Concurrent with the IPO, the Operating Partnership acquired 21 of the Initial Properties that are located primarily in suburban communities of the Washington, D.C. Metropolitan Area and Pennsylvania. These properties were contributed by the respective Dealers to the Operating Partnership in exchange for the assumption of approximately $41.3 million of mortgage debt (immediately repaid by the Company with the proceeds of the IPO) and approximately 5.0 million Units (valued at approximately $74.4 million), which at March 31, 1998 represented a 16.7% limited partnership interest in the Operating Partnership.


Subsequent to the IPO, the Company acquired 14 of the Initial Properties located on the Eastern Shore of Maryland, Texas, southern Virginia and Colorado. These properties were contributed by the respective Dealers to the Operating Partnership in exchange for approximately $36.5 million in cash. The acquisition of the Cross-Continent Initial Property located in Las Vegas, Nevada is scheduled to close during the second quarter of 1998, for approximately $13.7 million in cash.

On April 15, 1998, the Company announced the signing of definitive agreements for a series of acquisitions of properties from The Kelley Automotive Group, Roundtree Automotive Group, O'Rielly Motor Company, Ken Dixon Automotive and McCluskey Chevrolet totaling approximately $97.6 million, including $62.5 million in cash and $35.1 million in Units. The acquisitions include 25 properties used by 23 dealerships in seven states totaling 136.3 acres, representing 14 brands of motor vehicles. The acquisitions are expected to close during the second quarter of 1998. Transfer of ownership of certain of the properties is contingent upon manufacturer approval and completion of due diligence.

RESULTS OF OPERATIONS

The Company had no operations prior to October 20, 1997 (the date of organization). Although the Company was formed prior to January 1, 1998, it did not complete its IPO until February 19, 1998, at which time it began generating rental income.

For the three months ended March 31, 1998, the Company earned $1.7 million in rental revenue. The rental revenue was generated from the immediate leaseback of 35 of the Initial Properties purchased during the quarter. Of the 35 Initial Properties, 21 of the Properties closed on February 19, 1998, four closed on February 25, 1998, nine closed on February 27, 1998 and one closed on March 31, 1998.

Interest income of $1.6 million was earned for the three months ended March 31, 1998 from the investment of the net proceeds of the IPO, the FBR Offering and exercise of the underwriters' over-allotment option.

Depreciation and amortization was $344,000 for the three months ended March 31, 1998 and consisted primarily of depreciation on the Initial Properties purchased during the quarter.

General and administrative expenses were $892,000 for the three months ended March 31, 1998 and consisted primarily of payroll and related benefits, professional services and other administrative costs.

Interest expense was $41,000 for the three months ended March 31, 1998 and consisted of interest charged on the amount drawn down on the Company's line of credit on February 19, 1998 (the IPO closing date).

LIQUIDITY AND CAPITAL RESOURCES

Upon the completion of the IPO, the FBR Offering and the underwriters' over-allotment option, the Company received net proceeds of approximately $342.3 million, after underwriting discounts and commissions and other expenses of the IPO.

Concurrent with the IPO, the Company purchased 21 of the Initial Properties in exchange for the assumption of approximately $41.3 million of mortgage debt (immediately repaid by the Company with the proceeds of the IPO), approximately
5.0 million Units valued at approximately $74.4 million and cash payments totaling $1.4 million. In addition, the Company purchased 14 of the Initial Properties subsequent to the IPO in exchange for approximately $36.5 million in cash.

The Company anticipates that the proceeds of the IPO, the FBR Offering and the underwriters' over-allotment option, together with its cash from operations, and any bank credit facility anticipated to be available to the Company, will provide adequate liquidity to acquire additional Properties, conduct its operations, fund administrative and operating costs and interest payments, and allow distributions to shareholders in accordance with the Code's requirements for qualification as a real estate investment trust and to avoid any corporate level federal income or excise tax for at least the next 12 months.

In order to qualify as a real estate investment trust for federal income tax purposes, the Company will be required to make substantial distributions to its shareholders. The following factors, among others, will influence the decisions of the Board of Trustees regarding distributions: (i) annual base rent under the Leases; and (ii) returns from short-term investments. Although the Company will receive most of its rental payments on a monthly basis, it intends to make distributions quarterly. Amounts accumulated for distribution will be invested by the Company in short-term investments.

On February 19, 1998, the Company entered into a secured revolving line of credit from NationsBank, N.A. providing for a borrowing capacity of $10 million, of which $5.1 million was drawn down on that date. The NationsBank line of credit is secured by the Initial Properties that the Company acquired from certain affiliates. The Company also intends to obtain an additional line of credit for acquisition of properties and may borrow additional amounts in connection with the acquisition of additional properties, the renovation or expansion of properties, or, as necessary, to meet certain distribution requirements imposed on a real estate investment fund under the Code. The Company may raise additional long-term capital by issuing, in public or private transactions, debt or other equity securities, but the availability and terms of any such issuance will depend upon the market and other conditions. The Company anticipates that as a result of its initially low ratio of debt to total market capitalization and its intention to maintain such ratio at no more than 50%, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.

Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Shares or Units as consideration for such purchases.

FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income
(loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

Funds From Operations for the three months ended March 31, 1998 is computed as follows (in thousands):

Net Income before Minority Interest    $2,044

Real Estate Depreciation                  329
                                       ------

Funds From Operations                  $2,373
                                       ======

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Factors which may cause the actual results of operations in future periods to differ materially from forecast or anticipated results include, but are not limited to
(i) the failure of any lessee of real property owned by Capital Automotive REIT to perform the terms of its lease in any material respects, (ii) the inability of the Company to acquire suitable real properties that conform to its business strategy, (iii) the termination or abandonment of the dealerships or other motor vehicle related businesses that occupy any real property owned by the Company,
(iv) the inability of the Company to release any real property, (v) general economic and business conditions, both nationally and in the regions in which the Company owns real property, including, but not limited to, those conditions affecting real estate generally or the motor vehicle retail and related businesses specifically, (vi) zoning changes in locations in which any such real property is located, (vii) existing governmental regulations and changes in, or the failure to comply with government regulations, (viii) changes to laws, rules and regulations affecting the Company, including the tax laws affecting real estate investment trusts, (ix) competition, (x) changes in business strategy,

(xi) divestiture of real property, (xii) retention of the Company's executive officers, (xiii) the ability of the Company to attract and retain key personnel,
(xiv) the availability and terms of additional capital to fund the acquisition of additional properties and for working capital purposes, and (xv) other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

     Not applicable.

                            CAPITAL AUTOMOTIVE REIT
                           PART II-OTHER INFORMATION



Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     --------

27   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     None

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAPITAL AUTOMOTIVE REIT
                                   (Registrant)



                                   BY:  /s/   Thomas D. Eckert
                                        -------------------------------------
                                        Thomas D. Eckert
                                        Chief Executive Officer and President


                                   BY:  /s/   David S. Kay
                                        -------------------------------------
                                        David S. Kay
                                        Vice President and Chief Financial and
                                        Accounting Officer


Dated:  May 11, 1998
        ------------