Form 10-Q
period 1998-06-30
CAPITAL AUTOMOTIVE REIT
filed 1998-08-12
CIK 1049316

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended June 30, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________.

                       COMMISSION FILE NUMBER  000-23733
                                               ---------

                            CAPITAL AUTOMOTIVE REIT
            (Exact name of registrant as specified in its charter)

      Maryland                                         54-1870224
(State of organization)                  (I.R.S. Employer Identification Number)

           1420 Spring Hill Road, Suite 525, McLean, Virginia 22102
             (Address of principal executive offices and zip code)

                                (703) 288-3075
             (Registrant's telephone Number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Number of Common Shares of Beneficial Interest outstanding as of August 12, 1998 was 24,792,115.

                            CAPITAL AUTOMOTIVE REIT
                                   FORM 10-Q
                                     INDEX

                                                                               Page No.
                                                                               --------

Part I  Financial Information

     Item 1  Financial Statements

       Consolidated Balance Sheets--June 30, 1998 (unaudited) and
          December 31, 1997 .....................................................  3

       Consolidated Statements of Operations (unaudited)--three months and six months ended June 30, 1998.....................................  4

       Consolidated Statements of Changes in Shareholders' Equity
          (Deficit)--six months ended June 30, 1998 (unaudited)
          and period from October 20, 1997 (date of organization)
          through December 31, 1997..............................................  5

       Consolidated Statement of Cash Flows (unaudited)--six months ended June 30, 1998....................................................  6

       Notes to Consolidated Financial Statements (unaudited)....................7-13

     Item 2  Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................................14-18

     Item 3  Quantitative and Qualitative Disclosures About Market Risk.......... 19

Part II  Other Information

     Item I  Legal Proceedings................................................... 20

     Item 2  Changes in Securities and Use of Proceeds...........................20-23

     Item 3  Defaults Upon Senior Securities..................................... 23

     Item 4  Submission of Matters to Vote of Security Holders................... 23

     Item 5  Other Information................................................... 23

     Item 6  Exhibits and Reports on Form 8-K.................................... 23

Signatures....................................................................... 24

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            CAPITAL AUTOMOTIVE REIT
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                               JUNE 30,            DECEMBER 31,
                                                                                 1998                  1997
                                                                             -----------           ------------
                                                                             (UNAUDITED)
ASSETS
Real estate:
  Land                                                                         $140,405                  $    -
  Building and improvements                                                     123,552                       -
  Accumulated depreciation                                                       (1,293)                      -
                                                                             -----------           ------------
                                                                                262,664                       -

Furniture, fixtures and equipment, net
    of accumulated depreciation                                                     234                      29
Cash and cash equivalents                                                       190,600                      25
Other assets, net                                                                 1,575                     957
                                                                             -----------           ------------
    TOTAL ASSETS                                                               $455,073                  $1,011
                                                                             ===========           ============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT):
LIABILITIES:
Borrowings under line of credit                                                $  8,570                  $1,000
Accounts payable and accrued expenses                                             1,357                     661
Security deposits payable                                                         2,640                       -
                                                                             -----------           ------------
    TOTAL LIABILITIES                                                            12,567                   1,661
                                                                             -----------           ------------

Minority Interest                                                                89,781                       -

SHAREHOLDERS' EQUITY/(DEFICIT):
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                                               -                       -
Common shares, $.01 par value; 100,000,000 shares
    authorized; 24,792,115 and 10 shares issued
    and outstanding, respectively                                                   248                       -
Additional paid-in-capital                                                      348,634                       -
Retained earnings (accumulated deficit)                                           3,843                    (650)
                                                                             -----------           ------------
     TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                       352,725                    (650)
                                                                             -----------           ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                      $455,073                  $1,011
                                                                             ===========           ============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                               Three Months                Six Months
                                                                  Ended                       Ended
                                                               June 30, 1998              June 30, 1998
                                                               -------------              -------------
Revenue:
Rental income                                                        $ 5,098                    $ 6,829
Interest income                                                        3,447                      5,037
                                                               -------------              -------------
    Total revenue                                                      8,545                     11,866
                                                               -------------              -------------

Expenses:
Depreciation and amortization                                            995                      1,339
General and administrative                                             1,470                      2,362
Interest                                                                 127                        168
                                                               -------------              -------------
    Total expenses                                                     2,592                      3,869
                                                               -------------              -------------

Net income before minority interest                                    5,953                      7,997
Minority interest                                                     (1,206)                    (1,620)
                                                               -------------              -------------

Net income applicable to common shareholders                         $ 4,747                    $ 6,377
                                                               =============              =============


Shares of common stock outstanding used to
  compute basic earnings per share                                    24,792                     18,504
                                                               =============              =============

Basic earnings per share                                               $0.19                      $0.34
                                                               =============              =============

Shares of common stock outstanding used to
  compute diluted earnings per share                                  24,876                     18,606
                                                               =============              =============

Diluted earnings per share                                             $0.19                      $0.34
                                                               =============              =============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY/(DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              RETAINED
                                                          COMMON SHARES       ADDITIONAL      EARNINGS/
                                                      --------------------     Paid-in      (ACCUMULATED
                                                       SHARES       AMOUNT     CAPITAL        DEFICIT)       TOTAL
                                                      ----------    ------    ---------     ------------   ---------
BALANCE AT OCTOBER 20, 1997                                    -     $   -    $       -        $     -     $       -
Net loss                                                       -         -            -           (650)         (650)
Capital contribution                                          10         -            -              -             -
                                                      ----------    ------    ---------     ------------   ---------
BALANCE AT DECEMBER 31, 1997                                  10         -            -           (650)         (650)
Repurchase of initial shares                                 (10)        -            -              -             -
Proceeds from initial public offering                 20,000,000       200      299,800              -       300,000
Proceeds from exercise of underwriters'
 over-allotment option                                 3,000,000        30       44,970              -        45,000
Proceeds from private placement                        1,792,115        18       24,982              -        25,000
Payment of underwriting discounts, commissions and
 other offering expenses                                       -         -      (27,715)             -       (27,715)
Adjustment to reflect minority interest ownership
 in Operating Partnership                                      -         -        6,597              -         6,597
Dividend payment                                               -         -            -         (1,884)       (1,884)
Net income                                                     -         -            -          6,377         6,377
                                                      ----------    ------    ---------     ------------   ---------
BALANCE AT JUNE 30, 1998 (UNAUDITED)                  24,792,115      $248     $348,634        $ 3,843      $352,725
                                                      ==========    ======    =========     ============   =========

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   6,377
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                     1,339
Income applicable to minority interest                                            1,620
Increase in other assets                                                           (643)
Increase in accounts payable and accrued expenses                                   697
Increase in security deposits payable                                             2,640
                                                                            -----------
   Net cash provided by operating activities                                     12,030
                                                                            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment                                                (226)
Real estate acquisitions                                                       (168,822)
                                                                            -----------
   Net cash used in investing activities                                       (169,048)
                                                                            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit                                                 8,570
Repayment of short-term revolving line of credit                                 (1,000)
Proceeds from issuance of initial public offering of
   common shares and underwriters' over-allotment
   option, net of issuance costs                                                317,285
Proceeds from issuance of private placement,
   net of issuance costs                                                         25,000
Payment of cash dividend                                                         (1,884)
Payment of partner distribution                                                    (378)
                                                                            -----------
   Net cash provided by financing activities                                    347,593
                                                                            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       190,575

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     25
                                                                            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 190,600
                                                                            ===========


SUPPLEMENTAL DATA:

Real Estate Acquisitions in exchange for Partnership Units                    $  95,135
                                                                            ===========

Interest paid during the period                                               $     168
                                                                            ===========

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") was formed as a Maryland real estate investment trust on October 20, 1997 and was initially capitalized on such date through the sale of ten common shares of beneficial interest, par value $.01 per share. The Company's mission is to invest in the real property and improvements used by multi-site, multi-franchised dealerships and related businesses located in major metropolitan areas throughout the United States, through its ownership interest in Capital Automotive L.P. (the "Operating Partnership").

In February 1998, the Company completed an Initial Public Offering ("IPO") of its common shares of beneficial interest, par value $.01 per share (the "Common Shares"), whereby 20.0 million Common Shares were issued at $15 per Common Share, resulting in net proceeds of approximately $275.4 million, after underwriting discounts and commissions and other expenses of the IPO. In addition, FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc. ("FBR"), the representative of the underwriters in the IPO, purchased 1,792,115 Common Shares of the Company at the IPO price in a private placement offering, resulting in net proceeds of $25 million, net of underwriting discounts (the "FBR Offering"). In March 1998, 3.0 million Common Shares subject to the underwriters' over-allotment option were issued at $15 per Common Share, resulting in net proceeds of approximately $41.9 million, after underwriting discounts and commissions. The Company contributed the net proceeds of the IPO, over-allotment option and the FBR Offering to the Operating Partnership in exchange for 24,792,115 units of limited partnership interest ("Units") in the Operating Partnership.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K/A for the period from October 20, 1997 (date of organization) through December 31, 1997.

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

Real Estate

Real estate is recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 years for the buildings and improvements.

Leases and Rental Income


The leases are triple net leases, and require the lessees to pay substantially all expenses associated with operations, including taxes, utilities, insurance, repairs, maintenance and other expenses. Current leases have initial terms generally ranging from ten to 20 years, and generally include multiple options to renew upon the same terms and conditions, at the option of the lessees. Under current leases, annual base rent will be adjusted upward periodically based on a factor of the consumer price index. Generally, the lease terms establish minimum and maximum periodic adjustments. All leases are accounted for as operating leases.

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

3. ACQUISITION OF PROPERTIES

As of June 30, 1998, the Company owned 64 properties used by 14 dealer groups. These properties are located in 14 states, operated by 96 franchises and represent 27 automotive brands.


At the time of the IPO, the Company, through the Operating Partnership, had entered into agreements to acquire 36 parcels of real property and improvements (the "Initial Properties") from the affiliates of seven motor vehicle dealer groups on which 54 franchisees of 24 brands of motor vehicles are located. Concurrent with the IPO, the Operating Partnership acquired 21 of the Initial Properties that are located primarily in suburban communities of the Washington, D.C. Metropolitan Area and Pennsylvania. These Initial Properties were purchased for approximately $117.2 million, consisting of approximately $41.3 million in the assumption and repayment of mortgage debt, approximately 5.0 million Units (valued at approximately $74.4 million) and $1.5 million in closing costs. Subsequent to the IPO, the Company acquired 15 of the Initial Properties located on the Eastern Shore of Maryland, Texas, southern Virginia, Colorado and Nevada for approximately $50.7 million in cash.


During the second quarter, the Company, through the Operating Partnership, signed definitive agreements for a series of acquisitions totaling approximately $131.7 million (including estimated closing costs through June 30, 1998). Of these signed agreements, $96.0 million closed during the second quarter of 1998, $29.4 million closed subsequent to June 30, 1998 and $6.3 million is pending completion of due diligence. Significant transactions include the following:

 . The closing of the acquisition of nine properties from the Kelley Automotive
  Group totaling approximately 50.10 acres, located in Fort Wayne, Decatur and Evansville, Indiana and Atlanta, Georgia for approximately $31.9 million. The purchase price consists of approximately $14.1 million in cash (including estimated closing costs through June 30, 1998), $16.5 million in the assumption and repayment of mortgage debt and 87,644 in Units (valued at approximately $1.3 million). These properties include 14 franchises, representing eight automotive brands, including Chevrolet, Buick and Saturn. The lease terms are 15 years with five 5-year renewal options by the tenant. In July 1998, the Company acquired three additional properties from the Kelley Automotive Group, totaling approximately 22.7 acres, located in Fort Wayne, Indiana and Roswell, Georgia, for approximately $16.2 million. The purchase price consists of approximately $8.1 million in cash, excluding closing costs, and $8.1 million in the assumption and repayment of mortgage debt.


 . The closing of the acquisition of eight properties from Roundtree Automotive
  Group totaling approximately 38.49 acres, located in Shreveport and Bossier City, Louisiana and Boise, Idaho for approximately $25.1 million. The purchase price consists of approximately $15.8 million in the assumption and repayment of mortgage debt, 576,301 in Units (valued at approximately $9.2 million) and $100,000 in estimated closing costs through June 30, 1998. These properties include seven franchises, representing six automotive brands including, Chevrolet and Ford. The lease terms are 15 years with three 5-year renewal options by the tenant.


 . The closing of the acquisition of one property from O'Rielly Motor Company totaling approximately 8.56 acres, located in Tucson, Arizona for approximately $9.8 million. The purchase price consists of approximately $2.7 million in the assumption and repayment of mortgage debt and 471,918 in Units (valued at approximately $7.1 million). The property includes one Chevrolet franchise. The lease term is 15 years with two 10-year renewal options by the tenant.

 . The closing of the acquisition of one property from Ken Dixon Automotive totaling approximately 9.21 acres, located in Waldorf, Maryland, a suburb of Washington, D.C. for approximately $7.3 million. The purchase price consists of approximately $1.1 million in cash (including estimated closing costs through June 30, 1998), $3.1 million in the assumption and repayment of mortgage debt and 201,597 in Units (valued at approximately $3.1 million). The property includes five franchises, including Chevrolet, Buick and Honda. The lease term is 15 years with two 10-year renewal options by the tenant.


 . The closing of the acquisition of three properties from Behlmann Automotive, totaling approximately 23.9 acres, located in St. Louis, Missouri, for approximately $12.2 million. The purchase price consists of approximately $7.0 million in cash (including estimated closing costs through June 30, 1998) and $5.2 million in the assumption and repayment of mortgage debt. Behlmann Automotive operates two franchises, Pontiac and GMC. The lease term is 15 years with two 10-year renewal options by the tenant.


 . The closing of the acquisition of five properties from Town and Country
  Automotive, totaling approximately 11.60 acres, located in Middletown, Connecticut, for approximately $7.6 million. The purchase price consists of approximately $4.7 million in cash (including estimated closing costs through June 30, 1998) and $2.9 million in the assumption and repayment of mortgage debt. Town and Country Automotive currently operates 12 franchises, including Lincoln-Mercury, Mazda, Chrysler-Plymouth, Jeep, Buick, Oldsmobile, Pontiac-GMC, and Cadillac. The lease term is 15 years with two 10-year renewal options by the tenant.


 . Subsequent to June 30, 1998, the Company acquired two properties, Airport
  Marina Ford and Airport Marina Saturn, from Russell E. Hand, totaling 6.0 acres in Los Angeles, California, for approximately $10.6 million. The purchase price consists of approximately $2.1 million in cash (including estimated closing costs through June 30, 1998) and $8.5 million in the assumption and repayment of mortgage debt. These properties include two franchises, including Saturn and Ford. The lease terms are 18 years with two 10-year renewal options by the tenant.


 . Definitive agreements to acquire three properties, with one franchise, from McCluskey Chevrolet totaling approximately 7.64 acres, located in Cincinnati, Ohio for approximately $6.3 million. The lease terms are 10 to 14 years with one 10-year and four 5-year renewal options by the tenant.



4.  EARNINGS PER SHARE


A reconciliation of net income and weighted average shares used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 1998 is as follows (in thousands, except share and per share data):


                                           Net      Weighted          Earnings
                                           Income   Average Shares    Per Share
                                           ------   --------------    ---------
Three Months Ended June 30, 1998:
Earnings per share--basic                  $4,747      24,792            $0.19

Effect of dilutive securities:
Options (1)                                   (29)         84              n/a
                                           ------      ------            -----

Earnings per share--diluted                $4,718      24,876            $0.19
                                           ======      ======            =====

Six Months Ended June 30, 1998:
Earnings per share--basic                  $6,377      18,504            $0.34

Effect of dilutive securities:
Options (1)                                   (39)        102              n/a
                                           ------      ------            -----

Earnings per share--diluted                $6,338      18,606            $0.34
                                           ======      ======            =====




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


In February 1998, the Company entered into a secured revolving line of credit from NationsBank, N.A. providing for a borrowing capacity of $10 million, of which $8.6 million was drawn down as of June 30, 1998. The total debt outstanding is guaranteed by affiliates of certain dealer groups. Borrowings bear interest at a fluctuating rate equal to the Libor plus 1.50 percent (7.13 percent as of June 30, 1998). The line of credit is secured by a blanket mortgage or mortgages on all of the Initial Properties acquired from certain affiliates. The line of credit matures in August 1998. At maturity, the principal payment in the aggregate amount of the then outstanding borrowings plus any accrued and unpaid interest will be due and payable, unless the line of credit is renewed or is refinanced as is currently contemplated by the Company. The line of credit may be paid in full at any time without prepayment penalty or premium.

6.    NEW ACCOUNTING PRONOUNCEMENTS



In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 has no significant impact on the Company's consolidated financial position, results of operations or cash flows.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial and descriptive information about reportable operating segments and related products, services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SFAS No. 131 will not have an impact on the Company's consolidated financial position, results of operations or cash flows. The Company intends to implement SFAS No. 131 at December 31, 1998.


7.    MINORITY INTEREST


Minority interest is calculated at approximately 20.3 percent of the Operating Partnership's partners' capital and net income. The ownership of the Operating Partnership as of June 30, 1998 is as follows (Units in thousands):

                                 Units      Percent
                              -----------  ----------

Partners' capital:
    Limited Partners             6,299       20.3%
    The Company                 24,792       79.7%
                            ----------      ------


     Total                      31,091      100.0%
                             =========      ======

8.    401(K) PLAN

Effective April 1, 1998, the Company adopted the Capital Automotive L.P. Employee 401 (k) Plan available to all employees hired prior to April 1, 1998 who are at least 21 years of age. Employees hired subsequent to April 1, 1998 are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of management. Employer contributions generally vest over five years. No matching or discretionary contributions have been paid or declared for the three months and six months ended June 30, 1998.

9.    SUBSEQUENT EVENTS

Declaration of Dividend
-----------------------

On July 24, 1998, the Company declared a dividend of $0.21 per share which will be paid on August 20, 1998 to shareholders of record as of August 10, 1998.

Acquisitions
------------

Subsequent to June 30, 1998, the Company, through the Operating Partnership, signed definitive agreements for a series of acquisitions totaling $62.5 million, for substantially all cash. The acquisitions include 16 properties used by four dealer groups in four states totaling 79.8 acres, representing 27 franchises. Transactions include the following:


 . Agreements to acquire five properties from the Gunn Automotive Group totaling
  31.0 acres, located in San Antonio, Texas, for approximately $22.4 million. These properties are tenanted by six franchises, representing six automotive brands, including Chevrolet, Dodge and Nissan. The lease terms are 15 years with two 10-year renewal options by the tenant.


 . Agreements to acquire three properties from the Gurley-Leep Automotive Group, based in South Bend, Indiana, totaling 29.4 acres, for approximately $22.0 million. These properties are occupied by 12 franchises including, Mercedes-Benz, Porsche, Audi, Honda, GMC Truck, Chrysler, VW, and Cadillac. The lease terms are 15 years with four 5-year renewal options by the tenant.


 . Agreements to acquire four properties from Warren Henry Automobiles, totaling
  9.8 acres in Miami, Florida, for approximately $12.6 million. These properties represent four brands, including, Infiniti, Jaguar, Volvo and Land Rover. The lease terms are 12 years with two 10-year renewal options by the tenant.


 . Agreements to acquire four properties from Orr Automotive totaling 9.6 acres, located in Texarkana, Texas and Shreveport, Louisiana, for approximately $5.5 million. These properties include five franchises, including, BMW, Acura, Infiniti, Honda and Mitsubishi. The lease terms are 15 years with four 5-year renewal options by the tenant.



Automotive Realty Trust of America
----------------------------------

On July 23, 1998, the Company announced the execution of a definitive agreement that will permit Capital Automotive REIT to purchase properties currently under contract with Automotive Realty Trust of America ("ARTA"). ARTA has contracted with 17 automotive dealer groups to acquire 67 properties having a value of $334.5 million. Under the terms of the agreement, ARTA has agreed to assign its purchase contracts to the Company, subject to the approval of the respective dealer groups. This transaction is subject to the revision of certain purchase and lease terms and the satisfactory completion by the Company of property level and financial due diligence. ARTA must deliver a minimum amount of assets by the end of the due diligence period but may provide replacement properties in the event certain dealer groups elect not to participate in this transaction or the Company elects to reject certain properties.

The consideration for the transaction will be a combination of cash and Units. In addition, the Company has agreed to compensate ARTA on a pro rata basis upon the delivery of the assets, as well as upon the acquisition of ARTA's existing marketing network and its acquisition pipeline. It is anticipated that this transaction will be completed during 1998. ARTA had filed a registration statement on April 20, 1998 with the Securities and Exchange Commission to pursue an initial public offering as a self-administered, self-managed real estate investment trust.

                            CAPITAL AUTOMOTIVE REIT
          ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED
                                 JUNE 30, 1998


The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

OVERVIEW

Capital Automotive REIT was formed as a Maryland real estate investment trust on October 20, 1997 and was initially capitalized on such date through the sale of ten common shares of beneficial interest, par value $.01 per share. The Company's mission is to invest in the real property and improvements used by mult-site, multi-franchised dealerships and related businesses located in major metropolitan areas throughout the United States, through its ownership interest in Capital Automotive L.P. The Company is the first publicly-traded real estate investment trust formed primarily to acquire and lease back the real estate used by automotive dealers and automotive-related businesses.

In February 1998, the Company completed an IPO of its Common Shares whereby 20.0 million Common Shares were issued at $15 per Common Share, resulting in net proceeds of approximately $275.4 million, after underwriting discounts and commissions and other expenses of the IPO. In addition, FBR Asset Investment Corporation, an affiliate of FBR, purchased 1,792,115 Common Shares of the Company at the IPO price in a private placement offering, resulting in net proceeds of $25 million, net of underwriting discounts. In March 1998, 3.0 million Common Shares subject to the underwriters' over-allotment option were issued at $15 per Common Share, resulting in net proceeds of approximately $41.9 million, after underwriting discounts and commissions. The Company contributed the net proceeds of the IPO, over-allotment option and the FBR Offering to the Operating Partnership in exchange for 24,792,115 Units.

Substantially all of the Company's revenues are derived from (i) rents received under triple net leases; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company incurs operating and administrative expenses including principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for services, although the Company will engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is the depreciation of its properties. The Company depreciates buildings and improvements on the properties currently owned by it over a 39.5-year and 20-year period for tax and financial reporting purposes, respectively. The Company does not own or lease any significant personal property, furniture or equipment at any property currently owned by it.

The Company expects to employ leverage, using a combination of debt or other equity securities and a bank credit facility, to fund additional investments, and will incur long and short-term indebtedness, and related interest expense, from time to time.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain its status as a real estate investment trust under the Code.

ACQUISITIONS


As of June 30, 1998, the Company owned 64 properties used by 14 dealer groups. These properties are located in 14 states, operated by 96 franchises and represent 27 automotive brands.


At the time of the IPO, the Company, through the Operating Partnership, had entered into agreements to acquire 36 Initial Properties from the affiliates of seven motor vehicle dealer groups on which 54 franchisees of 24 brands of motor vehicles are located. Concurrent with the IPO, the Operating Partnership acquired 21 of the Initial Properties that are located primarily in suburban communities of the Washington, D.C. Metropolitan Area and Pennsylvania. These Initial Properties were purchased for approximately $117.2 million, consisting of approximately $41.3 million in the assumption and repayment of mortgage debt, approximately 5.0 million Units (valued at approximately $74.4 million) and $1.5 million in closing costs. Subsequent to the IPO, the Company acquired 15 of the Initial Properties located on the Eastern Shore of Maryland, Texas, southern Virginia, Colorado and Nevada for approximately $50.7 million in cash.


During the second quarter, the Company, through the Operating Partnership, signed definitive agreements for 37 properties totaling approximately $131.7 million (including estimated closing costs through June 30, 1998). During the second quarter, the Company closed on 28 properties totaling approximately $96.0 million, consisting of $75.3 million in cash and $20.7 million in Units. The properties acquired are located in Indiana, Georgia, Louisiana, Idaho, Arizona, Maryland, Missouri and Connecticut. Subsequent to June 30, 1998, the Company closed on six properties totaling approximately $29.3 million in cash and $100,000 in Units. These properties are located in Indiana, Georgia and California. The remaining three properties, totaling $6.3 million, are pending completion of due diligence.

Subsequent to June 30, 1998, the Company, through the Operating Partnership, signed definitive agreements for a series of acquisitions totaling $62.5 million, for substantially all cash. The acquisitions include 16 properties used by four dealer groups in four states totaling 79.8 acres, representing 27 franchises.



Automotive Realty Trust of America
----------------------------------

On July 23, 1998, the Company announced the execution of a definitive agreement that will permit Capital Automotive REIT to purchase properties currently under contract with ARTA. ARTA has contracted with 17 automotive dealer groups to acquire 67 properties having a value of $334.5 million. Under the terms of the agreement, ARTA has agreed to assign its purchase contracts to the Company, subject to the approval of the respective dealer groups. This transaction is subject to the revision of certain purchase and lease terms and the satisfactory completion by the Company of property level and financial due diligence. ARTA must deliver a minimum amount of assets by the end of the due diligence period but may provide replacement properties in the event certain dealer groups elect not to participate in this transaction or the Company elects to reject certain properties.

The consideration for the transaction will be a combination of cash and Units. In addition, the Company has agreed to compensate ARTA on a pro rata basis upon the delivery of the assets, as well as upon the acquisition of ARTA's existing marketing network and its acquisition pipeline. It is anticipated that this transaction will be completed during 1998. ARTA had filed a registration statement on April 20, 1998 with the Securities and Exchange Commission to pursue an initial public offering as a self-administered, self-managed real estate investment trust.

RESULTS OF OPERATIONS

The Company had no operations prior to October 20, 1997 (the date of organization). Although the Company was formed prior to January 1, 1998, it did not complete its IPO until February 19, 1998, at which time it began generating rental income.

Rental revenue was $5.1 million and $6.8 million for the three months and six months ended June 30, 1998, respectively. The rental revenue was generated from the immediate leaseback of 64 properties purchased during the six months ended June 30, 1998. Of the 64 properties, 35 of the properties closed during the first quarter of 1998 and 29 properties closed during the second quarter of 1998.

Interest income was $3.4 million and $5.0 million for the three months and six months ended June 30, 1998, respectively. Interest income was generated from the investment of the net proceeds of the IPO, the FBR Offering and exercise of the underwriters' over-allotment option.

Depreciation and amortization was $995,000 and $1.3 million for the three months and six months ended June 30, 1998, respectively and consisted primarily of depreciation on the properties purchased during those periods.

General and administrative expenses were $1.5 million and $2.4 million for the three months and six months ended June 30, 1998, respectively and consisted primarily of payroll and related benefits, professional services and other administrative costs.

Interest expense was $127,000 and $168,000 for the three months and six months ended June 30, 1998, respectively and consisted of interest charged on the amount drawn down on the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Upon the completion of the IPO, the FBR Offering and the underwriters' over-allotment option, the Company received net proceeds of approximately $342.3 million, after underwriting discounts and commissions and other expenses of the IPO.

For the six months ended June 30, 1998, the Company purchased 64 properties used by 14 dealer groups for approximately $264 million, consisting of approximately $81.4 million in cash (including estimated closing costs through June 30, 1998), $87.5 million in the assumption and repayment of mortgage debt and 6.3 million in Units (valued at approximately $95.1 million).

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

Amounts accumulated for distribution are expected to be invested by the Company in short-term investments.


On February 19, 1998, the Company entered into a secured revolving line of credit from NationsBank, N.A. providing for a borrowing capacity of $10 million, of which $8.6 million was drawn down as of June 30, 1998. The NationsBank line of credit is secured by the Initial Properties that the Company acquired from certain affiliates. The Company also intends to obtain an additional line of credit for acquisition of properties and may borrow additional amounts in connection with the acquisition of additional properties, the renovation or expansion of properties, or, as necessary, to meet certain distribution requirements imposed on a real estate investment fund under the Code. The Company may raise additional long-term capital by issuing, in public or private transactions, debt or other equity securities, but the availability and terms of any such issuance will depend upon the market and other conditions. The Company anticipates that as a result of its initially low ratio of debt to total market capitalization and its intention to maintain such ratio at no more than 50%, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.

Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Shares or Units as consideration for such purchases.

YEAR 2000 COMPLIANCE

While the Company has completed an assessment of its computer systems and software applications and believes that both are "Year 2000" compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. In addition, there are significant third parties on which the Company's operations are dependent, which provide the Company with information, including lessees of the Company's properties. There can be no assurance the systems of other companies, including lessees of the Company's properties on which the Company relies will be year 2000 compliant and thus no assurance such companies' systems would not have an adverse effect on the Company's business or operations, including rental collections.

FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income
(loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring plus depreciation/ amortization of assets unique to the real estate industry. Depreciation/ amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.



Funds From Operations for the three months and six months ended June 30, 1998 is computed as follows (in thousands):

                                               Three Months      Six Months
                                                   Ended            Ended
                                               June 30, 1998    June 30, 1998
                                               -------------    -------------
Net Income before Minority Interest                  $5,953           $7,997

Real Estate Depreciation and Amortization               965            1,294
                                                  ---------            -----

Funds From Operations                                $6,918           $9,291
                                                    =======           ======


FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "expect," "intends," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Factors which may cause the actual results of operations in future periods to differ materially from forecast or anticipated results include, but are not limited to (i) the failure of any lessee of real property owned by Capital Automotive REIT to perform the terms of its lease in any material respects, (ii) the inability of the Company to acquire suitable real properties that conform to its business strategy, (iii) the termination or abandonment of the dealerships or other motor vehicle related businesses that occupy any real property owned by the Company, (iv) the inability of the Company to release any real property, (v) general economic and business conditions, both nationally and in the regions in which the Company owns real property, including, but not limited to, those conditions affecting real estate generally or the motor vehicle retail and related businesses specifically, (vi) zoning changes in locations in which any such real property is located, (vii) existing governmental regulations and changes in, or the failure to comply with government regulations, (viii) changes to laws, rules and regulations affecting the Company, including the tax laws affecting real estate investment trusts, (ix) competition, (x) changes in business strategy, (xi) divestiture of real property, (xii) retention of the Company's executive officers, (xiii) the ability of the Company to attract and retain key personnel,
(xiv) the availability and terms of additional capital to fund the acquisition of additional properties and for working capital purposes, (xv) the impact on the Company of computer and related problems that may arise from year 2000 and
(xvi) other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

Not applicable.

                            CAPITAL AUTOMOTIVE REIT
                           PART II-OTHER INFORMATION



Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Sales of Securities
-------------------

The Company has not sold any common shares of beneficial interest, par value $.01 per share ("Common Shares"), during the three-month period ended June 30, 1998.

The Operating Partnership issued the following Units during the three-month period ended June 30, 1998:

1. On May 6, 1998, the Operating Partnership issued 122,620 Units to Roundtree Boise Properties, LLC as partial consideration for the acquisition of property and improvements located in Boise, Idaho. The Units are redeemable beginning on February 19, 1999 for cash, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act. See Note 3 to Notes to Consolidated Financial Statements.

2.   On May 22, 1998, the Operating Partnership issued 92,747 Units to Kenneth
O. Dixon and 108,850 Units to Andrew F. Dixon as partial consideration for the acquisition of property and improvements located in Waldorf, Maryland. The Units are redeemable beginning on February 19, 1999 for cash, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act. See Note 3 to Notes to Consolidated Financial Statements.

3. On May 22, 1998, the Operating Partnership issued 471,918 Units to Ricon ETAL Investments, Inc. as partial consideration for the acquisition of property and improvements located in Tucson, Arizona. The Units are redeemable beginning on February 19, 1999 for cash, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act. See Note 3 to Notes to Consolidated Financial Statements.

4. On June 4, 1998, the Operating Partnership issued 453,681 Units to Roundtree Automotive Group, LLC as partial consideration for the acquisition of property and improvements located in Shreveport, Louisiana. The Units are redeemable beginning on February 19, 1999 for cash, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act. See Note 3 to Notes to Consolidated Financial Statements.

5. On June 17, 1998, the Operating Partnership issued 87,644 Units to Midwest Auto Realty Co., L.P. as partial consideration for the acquisition of one parcel of real property and improvements located thereon in Fort Wayne, Indiana. The Units are redeemable beginning on February 19, 1999 for cash, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act. See Note 3 to Notes to Consolidated Financial Statements.

Use of Proceeds of Initial Public Offering
------------------------------------------

On February 19, 1998, the Company closed its IPO of its Common Shares, whereby
20.0 million Common Shares were issued at $15 per share, representing gross proceeds of $300.0 million to the Company. On March 12, 1998, the Company closed the sale of an additional 3.0 million Common Shares pursuant to exercise of the underwriters' over-allotment option, representing gross proceeds of $45.0 million to the Company. Total underwriting discounts and commissions paid by the Company were approximately $24.2 million. Total expenses paid by the Company, including expenses incurred in connection with the offering, the initial organization and operation of the Company and the Operating Partnership and the formation transactions described in the Company's Registration Statement on Form S-11 (File No. 333-41183), were approximately $6.1 million, of which approximately $2.5 million was used to repay indebtedness to an affiliate of FBR.

The Company contributed the net proceeds of the IPO of approximately $320.9 million (net of underwriting discounts and commissions) to the Operating Partnership in exchange for 24,792,115 Units. Through the period ended June 30, 1998, approximately $168.8 million of the net proceeds of the IPO have been used to acquire real properties and improvements ("properties") as follows:

On February 19, 1998, the Operating Partnership acquired seven properties from affiliates of Rosenthal Automotive Organization for which approximately $15.0 million in cash was used to repay debt assumed in connection with such acquisitions and pay estimated closing costs through June 30, 1998. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.


On February 19, 1998, the Operating Partnership acquired nine properties from affiliates of Pohanka Automotive Group for which approximately $14.1 million in cash was used to repay debt assumed in connection with such acquisitions and pay estimated closing costs through June 30, 1998. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.

On February 19, 1998, the Operating Partnership acquired four properties from affiliates of Sheehy Auto Stores for which approximately $9.0 million in cash was used to repay debt assumed in connection with such acquisitions and pay estimated closing costs through June 30, 1998. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.

On February 19, 1998, the Operating Partnership acquired one property from affiliates of Cherner Automotive Group for which approximately $4.8 million in cash was used to repay debt assumed in connection with such acquisition and pay estimated closing costs through June 30, 1998. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.

On February 25, 1998, the Operating Partnership acquired four properties from affiliates of Cross-Continent Auto Retailers, Inc. for total cash consideration of approximately $13.4 million, including estimated closing costs through June 30, 1998.

On February 27, 1998, the Operating Partnership acquired seven properties from affiliates of Good News Auto Mall for total cash consideration of approximately $5.5 million, including estimated closing costs through June 30, 1998.

On February 27, 1998, the Operating Partnership acquired two properties from affiliates of Kline Automotive Group for total cash consideration of approximately $8.5 million, including estimated closing costs through June 30, 1998.

On March 31, 1998, the Operating Partnership acquired one additional property from affiliates of Cross-Continent Auto Retailers, Inc. for total cash consideration of approximately $9.1 million, including estimated closing costs through June 30, 1998.

On May 6, 1998 and June 4, 1998, the Operating Partnership acquired eight properties from affiliates of Roundtree Automotive Group for which approximately $15.9 million in cash was used to repay debt assumed in connection with such acquisitions and pay estimated closing costs through June 30, 1998. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.

On May 19, 1998, the Operating Partnership acquired one additional property from affiliates of Cross-Continent Auto Retailers, Inc. for total cash consideration of approximately $14.2 million, including estimated closing costs through June 30, 1998.

On May 22, 1998, the Operating Partnership acquired one property from affiliates of O'Rielly Motor Company, for which approximately $2.7 million in cash was used to repay debt assumed in connection with such acquisition and pay estimated closing costs through June 30, 1998. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.

On May 22, 1998, the Operating Partnership acquired one property from affiliates of Ken Dixon Automotive, for approximately $1.1 million in cash including estimated closing costs through June 30, 1998 and for which approximately $3.1 million in cash was used to repay debt assumed in connection with such acquisition. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.

On June 9, 1998, the Operating Partnership acquired five properties from affiliates of Town and Country Automotive, for approximately $4.7 million in cash including estimated closing costs through June 30, 1998 and for which approximately $2.9 million in cash was used to repay debt assumed in connection with such acquisitions.

On June 10, 1998, the Operating Partnership acquired one property from members of the Cushman family for approximately $2.1 million in cash, including estimated closing costs through June 30, 1998.

On June 17, 1998, the Operating Partnership acquired nine properties from affiliates of Kelley Automotive Group, for approximately $14.1 million in cash including estimated closing costs through June 30, 1998 and for which approximately $16.5 million in cash was used to repay debt assumed in connection with such acquisitions. See Note 3 to Notes to Consolidated Financial Statements for discussion of the Units issued in consideration of the properties.

On June 25, 1998, the Operating Partnership acquired three properties from affiliates of Behlmann Automotive, for approximately $7.0 million in cash including estimated closing costs through June 30, 1998 and for which approximately $5.2 million in cash was used to repay debt assumed in connection with such acquisitions.

No offering expenses were paid, and none of the net proceeds of the IPO were paid, directly or indirectly, to officers or trustees of the Company, or persons owning 10% or more of the Common Shares or Units, except that the underwriting discounts and commissions and a portion of the out of pocket expenses of the IPO were paid to FBR, the managing underwriter of the IPO, and approximately $2.5 million was used to repay borrowings from an affiliate of FBR. William R. Swanson, a trustee of the Company is a Managing Director of FBR.

The balance of the net proceeds, totaling approximately $146.0 million is invested in short-term investments.

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


                         CAPITAL AUTOMOTIVE REIT
                         (Registrant)



                         BY: /s/   Thomas D. Eckert
                             ---------------------------------------
                               Thomas D. Eckert
                               Chief Executive Officer and President


                         BY:      /s/   David S. Kay
                             ---------------------------------------
                               David S. Kay
                               Vice President and Chief
                               Financial and
                               Accounting Officer


Dated:  August 12, 1998
       -------------------