Form 10-Q
period 1998-09-30
CAPITAL AUTOMOTIVE REIT
filed 1998-11-12
CIK 1049316

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1998

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

Number of Common Shares of Beneficial Interest outstanding as of November 10, 1998 was 21,707,415.

                            CAPITAL AUTOMOTIVE REIT
                                   FORM 10-Q
                                     INDEX

                                                                              Page No.
                                                                              ---------

Part I -- Financial Information

     Item 1 -- Financial Statements

       Consolidated Balance Sheets -- September 30, 1998 (unaudited)
          and December 31, 1997                                                   3

       Consolidated Statements of Operations (unaudited) -- three
          months and nine months ended September 30, 1998                         4

       Consolidated Statements of Changes in Shareholders' Equity
          (Deficit) -- nine months ended September 30, 1998
          (unaudited) and period from October 20, 1997 (date of
          organization) through December 31, 1997                                 5

       Consolidated Statement of Cash Flows (unaudited) -- nine months
          ended September 30, 1998                                                6

       Notes to Consolidated Financial Statements (unaudited)                  7 - 14

     Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  15 - 21

     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk        21

Part II -- Other Information

     Item I -- Legal Proceedings                                                 22

     Item 2 -- Changes in Securities and Use of Proceeds                       22 - 24

     Item 3 -- Defaults Upon Senior Securities                                   24

     Item 4 -- Submission of Matters to Vote of Security Holders                 24

     Item 5 -- Other Information                                                 24

     Item 6 -- Exhibits and Reports on Form 8-K                                  24

Signatures                                                                       25

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            CAPITAL AUTOMOTIVE REIT
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                  September 30,   December 31,
                                                      1998            1997
                                                  -------------   ------------
                                                   (unaudited)
ASSETS
Real estate:
  Land                                            $     208,099   $          -
  Building and improvements                             205,174              -
  Accumulated depreciation                               (3,234)             -
                                                  -------------   ------------
                                                        410,039              -

Furniture, fixtures and equipment, net
    of accumulated depreciation                             250             29


Cash and cash equivalents                                40,138             25

Other assets, net                                         5,641            957
                                                  -------------   ------------
    TOTAL ASSETS                                  $     456,068   $      1,011
                                                  =============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT):
LIABILITIES:
Borrowings under line of credit                   $      13,000   $      1,000
Accounts payable and accrued expenses                     7,547            661
Security deposits payable                                 3,702              -
                                                  -------------   ------------
    TOTAL LIABILITIES                                    24,249          1,661
                                                  -------------   ------------
Minority Interest                                        90,335              -

SHAREHOLDERS' EQUITY/(DEFICIT):
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                       -              -
Common shares, $.01 par value; authorized
100,000,000 shares; issued 24,792,115 and
    10 shares                                               248              -
Additional paid-in-capital                              348,264              -
Retained earnings (accumulated deficit)                   3,929           (650)
Less treasury shares at cost, 943,000 common
    shares                                              (10,957)             -
                                                  -------------   ------------
    TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                341,484           (650)
                                                  -------------   ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY/(DEFICIT)                          $     456,068   $      1,011
                                                  =============   ============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                           Three Months   Nine Months
                                              Ended          Ended
                                          Sept. 30, 1998 Sept. 30, 1998
                                          -------------- --------------
Revenue:
Rental income                              $      8,425   $     15,254
Interest income                                   1,938          6,975
                                           ------------   ------------
    Total revenue                                10,363         22,229
                                           ------------   ------------

Expenses:
Depreciation and amortization                     1,972          3,311
General and administrative                        1,630          3,992
Interest                                            159            328
                                           ------------   ------------
    Total expenses                                3,761          7,631
                                           ------------   ------------
Net income before minority interest               6,602         14,598
Minority interest                                (1,381)        (2,928)
                                           ------------   ------------

Net income applicable to common
    shareholders                           $      5,221   $     11,670
                                           ============   ============

Shares of common stock outstanding
    used to compute basic earnings
    per share                                    24,713         20,597
                                           ============   ============
Basic earnings per share                   $       0.21   $       0.57
                                           ============   ============

Shares of common stock outstanding
    used to compute diluted earnings
    per share                                    24,713         20,665
                                           ============   ============
Diluted earnings per share                 $       0.21   $       0.56
                                           ============   ============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
                       (in thousands, except share data)


                                                                                            Retained
                                                     Common Shares          Additional      Earnings/
                                                -----------------------       Paid-in      (Accumulated      Treasury
                                                  Shares        Amount        Capital        Deficit)         Shares       Total
                                               ----------     ---------      ----------    ------------      ---------    --------
BALANCE AT OCTOBER 20, 1997                             -     $       -      $        -    $          -      $       -    $      -
Net loss                                                -             -               -             (650)            -        (650)
Capital contribution                                   10             -               -                -             -           -
                                               ----------     ---------      ----------     ------------     ---------    --------
BALANCE AT DECEMBER 31, 1997                           10             -               -             (650)            -        (650)

Repurchase of initial shares                          (10)            -               -                -             -           -
Proceeds from initial public offering          20,000,000           200          299,800               -             -     300,000
Proceeds from exercise of underwriters'
   over-allotment option                        3,000,000            30           44,970               -             -      45,000
Proceeds from private placement                 1,792,115            18           24,982               -             -      25,000
Payment of underwriting discounts,
   commissions and other offering expenses              -             -          (27,715)              -             -     (27,715)
Adjustment to reflect minority interest
ownership in Operating Partnership                      -             -            6,227               -             -       6,227
Purchase of treasury shares                      (943,000)            -                -               -       (10,957)    (10,957)
Dividend payment                                        -             -                -          (7,091)            -      (7,091)
Net income                                              -             -                -          11,670             -      11,670
                                               ----------     ---------       ----------    ------------      --------    --------

BALANCE AT SEPTEMBER 30, 1998 (UNAUDITED)      23,849,115     $     248       $  348,264    $      3,929      $(10,957)   $341,484
                                               ==========     =========       ==========    ============      ========    ========


See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                (in thousands)
                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $     11,670
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                               3,311
Income applicable to minority interest                      2,928
Increase in other assets                                   (4,717)
Increase in accounts payable and accrued expenses           6,886
Increase in security deposits payable                       3,702
                                                     ------------
   Net cash provided by operating activities               23,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment                          (263)
Real estate acquisitions                                 (317,987)
                                                     ------------
   Net cash used in investing activities                 (318,250)
                                                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                               13,000
Repayment of short-term revolving line of credit           (1,000)
Proceeds from issuance of initial public offering of
   common shares and underwriters' over-allotment
   option, net of issuance costs                          317,285
Proceeds from issuance of private placement,
   net of issuance costs                                   25,000
Payment of cash dividend                                   (7,091)
Payment of partner distribution                            (1,654)
Purchase of treasury shares                               (10,957)
                                                     ------------
   Net cash provided by financing activities              334,583
                                                     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  40,113

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               25
                                                     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     40,138
                                                     ============

SUPPLEMENTAL DATA:

Real estate acquisitions in exchange for
  partnership units                                  $     95,286
                                                     ============
Interest paid during the period                      $        305
                                                     ============

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


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K/A for the period from October 20, 1997 (date of organization) through December 31, 1997.

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

Income Taxes

The Company is qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended. As a real estate investment trust, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other requirements.

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

3. ACQUISITION OF PROPERTIES

As of September 30, 1998, the Company owned 96 properties used by 23 dealer groups. These properties are located in 16 states, operated by 137 automotive franchises, represent 35 brands and total 3.4 million square feet of building space on 521 acres of land.

At the time of the IPO, the Company, through the Operating Partnership, had entered into agreements to acquire 36 parcels of real property and improvements (the "Initial Properties") from the affiliates of seven motor vehicle dealer groups on which 49 automotive franchisees are located. Concurrent with the IPO, the Operating Partnership acquired 21 of the Initial Properties that are located primarily in suburban communities of the Washington, D.C. Metropolitan Area and Pennsylvania. These Initial Properties were purchased for approximately $117.2 million, consisting of $41.3 million in the assumption and repayment of mortgage debt, approximately 5.0 million Units (valued at $74.4 million) and $1.5 million in closing costs. Subsequent to the IPO, the Company acquired 15 of the Initial Properties located on the Eastern Shore of Maryland, Texas, southern Virginia, Colorado and Nevada for approximately $50.8 million in cash.

During the second quarter, the Company, through the Operating Partnership, signed definitive agreements to acquire 37 properties from the affiliates of ten dealer groups for approximately $132.3 million (including estimated closing costs through September 30, 1998). These properties are used by 53 automotive franchises, located in Indiana, Georgia, Louisiana, Idaho, Arizona, Maryland, Missouri, Connecticut, California and Ohio. Of these agreements, the Company closed on 28 properties during the second quarter totaling approximately $96.4 million, consisting of $29.5 million in cash (including estimated closing costs through September 30, 1998), $46.2 million in the assumption and repayment of mortgage debt and approximately 1.3 million Units (valued at $20.7 million). Subsequent to June 30, 1998, the Company closed on six properties totaling approximately $29.6 million, consisting of $11.3 million in cash (including estimated closing costs through September 30, 1998), $18.2 million in the assumption and repayment of mortgage debt and Units valued at $100,000. The acquisition of three properties, totaling approximately $6.3 million, is pending completion of the Company's due diligence process.

During the third quarter, the Company, through the Operating Partnership, signed definitive agreements to acquire 36 properties for approximately $161.7 million (including estimated closing costs through September 30, 1998). Of these agreements, the Company closed on 26 properties during the third quarter totaling approximately $119.3 million. Subsequent to September 30, 1998, the Company closed on eight properties totaling approximately $26.5 million. The acquisition of two properties, totaling approximately $15.9 million, is pending completion of the Company's due diligence process. Significant transactions include the following:


 . The closing of the acquisition of five properties from the Gunn Automotive
  Group, totaling 30.9 acres, located in San Antonio, Texas for approximately $22.4 million. The purchase price consists of approximately $4.9 million in cash (including estimated closing costs through September 30, 1998) and $17.5 million in the assumption and repayment of mortgage debt. These properties are used by six automotive franchises representing six brands, including Chevrolet, Dodge and Nissan. The lease terms are 15 years with two 10-year renewal options by the tenant.

 . The closing of the acquisition of four properties from Warren Henry
  Automobiles, totaling 10.9 acres, located in Miami, Florida for approximately $12.7 million. The purchase price consists of approximately $6.7 million in cash (including estimated closing costs through September 30, 1998) and $6.0 million in the assumption and repayment of mortgage debt. These properties are used by four automotive franchises representing four brands, including Infiniti, Jaguar, Volvo and Land Rover. The lease terms are 12 years with two 10-year renewal options by the tenant.

 . The closing of the acquisition of four properties from Orr Automotive, totaling 9.0 acres, located in Texarkana, Texas and Shreveport, Louisiana for approximately $5.5 million. The purchase price consists of approximately $3.4 million in cash (including estimated closing costs through September 30, 1998) and $2.1 million in the assumption and repayment of mortgage debt. These properties are used by five automotive franchises, including BMW, Acura, Infiniti, Honda and Mitsubishi. The lease terms are 15 years with four 5-year renewal options by the tenant.

 . The closing of the acquisition of three properties from the Momentum
  Automotive Group, totaling 19.9 acres, located in Houston, Texas for approximately $25.3 million. The purchase price consists of approximately $14.2 million in cash (including estimated closing costs through September 30, 1998) and $11.1 million in the assumption and repayment of mortgage debt. These properties are used by four automotive franchises, including Jaguar, Porsche, Volvo and Saab. The lease terms are 15 years with two 10-year renewal options by the tenant. These properties were acquired in conjunction with the Automotive Realty Trust of America ("ARTA") agreement. See reference to the ARTA agreement in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

 . The closing of the acquisition of four properties from the Lynn Alexander
  Automotive Group, totaling 19.4 acres, located in San Angelo and Big Spring, Texas for approximately $9.4 million. The purchase price consists of approximately $5.9 million in cash (including estimated closing costs through September 30, 1998) and $3.5 million in the assumption and repayment of mortgage debt. These properties are used by 13 automotive franchises representing seven brands, including Chrysler, Plymouth, Dodge, Jeep, Lincoln Mercury and Nissan. The lease terms are 15 years with two 10-year renewal options by the tenant. These properties were acquired in conjunction with the ARTA agreement. See reference to the ARTA agreement in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

 . The closing of the acquisition of three properties from Park Place Motor Cars, totaling 20.5 acres, located in Houston, Dallas and Plano, Texas, for approximately $33.1 million. The purchase price consists of approximately
  $19.0 million in cash (including estimated closing costs through September 30, 1998), $14.1 million in the assumption and repayment of mortgage debt and Units valued at $51,000. These properties are used by two automotive franchises, including Mercedes-Benz and Lexus. The lease terms are 15 years with two 10-year renewal options by the tenant. These properties were acquired in conjunction with the ARTA agreement. See reference to the ARTA agreement in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

 . The closing of the acquisition of two properties from Scott Fink, totaling
  10.9 acres, located in Clearwater, Florida and operated by Sonic Automotive, Inc., for approximately $8.7 million. The purchase price consists of approximately $4.7 million in cash (including estimated closing costs through September 30, 1998) and $4.0 million in the assumption and repayment of mortgage debt. These properties are used by two automotive franchises, including Toyota and Mitsubishi. The lease term is 9.25 years with two 5-year renewal options by the tenant.

 . The execution of definitive agreements to acquire five properties from the Jackson Automotive Group, totaling 28.9 acres, located in Greenville, Sulphur Springs and Commerce, Texas for approximately $4.5 million in cash. These properties are used by 15 automotive franchises representing 11 brands, including Pontiac, Cadillac, Oldsmobile, Mazda, Chrysler, Plymouth, Dodge, Jeep, Nissan, Ford and Mercury. The lease terms are 15 years with four 5-year renewal options by the tenant. The Company closed on the acquisition of these properties from the Jackson Automotive Group in October 1998.

 . The execution of definitive agreements to acquire three properties from the Gurley-Leep Automotive Group, totaling 29.4 acres, located in South Bend, Indiana for approximately $22.0 million. The purchase price consists of approximately $10.0 million in cash and $12.0 million in the assumption of mortgage debt. These properties are used by 12 automotive franchises including, Mercedes-Benz, Porsche, Audi, Honda, GMC Truck, Chrysler, VW and Cadillac. The lease terms are 15 years with four 5-year renewal options by the tenant. The Company closed on the acquisition of these properties from the Gurley-Leep Automotive Group in November 1998.

 . The execution of definitive agreements to acquire two properties from Moritz
  Interests LTD, totaling 60.7 acres, located in Oklahoma City and Tulsa, Oklahoma for approximately $15.9 million in cash. These properties are used by three automotive franchises, including BMW, Buick and Jeep and one auto auction. The lease terms are ten years with two 5-year renewal options by the tenant.


4.  EARNINGS PER SHARE

A reconciliation of net income and weighted average shares used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 1998 is as follows (in thousands, except per share data):

                                         Net        Weighted       Earnings
                                        Income   Average Shares    Per Share
                                       -------   --------------    ---------
Three Months Ended September 30, 1998:
Earnings per share -- basic            $ 5,221       24,713        $    0.21

Effect of dilutive securities:
Options (1)                                  -            -              n/a
                                       -------       ------        ---------

Earnings per share -- diluted          $ 5,221       24,713        $    0.21
                                       =======       ======        =========

Nine Months Ended September 30, 1998:
Earnings per share -- basic            $11,670       20,597        $    0.57

Effect of dilutive securities:
Options (1)                                (39)          68            (0.01)
                                       -------       ------        ---------

Earnings per share -- diluted          $11,631       20,665         $   0.56
                                       =======       ======         ========

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

In February 1998, the Company, through the Operating Partnership, entered into a secured revolving line of credit from NationsBank, N.A. providing for a borrowing capacity of $10.0 million. Borrowings bear interest at a fluctuating rate equal to the LIBOR plus 1.50 percent (7.13 percent as of September 30, 1998). On August 14, 1998, the Company amended and restated the line of credit to increase the borrowing capacity to $13.5 million and extend the expiration date to November 19, 1998. On September 8, 1998, the Company amended and restated the line of credit to increase the borrowing capacity to $19.1 million. The total amount drawn down as of September 30, 1998 was $13.0 million, which is guaranteed by the Company and affiliates of certain dealer groups. The line of credit is secured by a blanket mortgage or mortgages on certain Initial Properties acquired from certain affiliates. At maturity, the principal payment in the aggregate amount of the then outstanding borrowings plus any accrued and unpaid interest will be due and payable, unless the line of credit is renewed or is refinanced as is currently contemplated by the Company. The line of credit may be paid in full at any time without prepayment penalty or premium.


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

7. MINORITY INTEREST

Minority interest is calculated at approximately 20.9 percent of the Operating Partnership's partners' capital and net income. The ownership of the Operating Partnership as of September 30, 1998 is as follows (Units in thousands):

                                   Units      Percent
                                 -------      -------
Partners' capital:
    Limited Partners               6,309         20.9%
    The Company                   23,849         79.1%
                                 -------      -------

     Total                        30,158        100.0%
                                 =======       ======

8. 401(K) PLAN

Effective April 1, 1998, the Company adopted the Capital Automotive L.P. Employee 401 (k) Plan available to all employees hired prior to April 1, 1998 who are at least 21 years of age. Employees hired subsequent to April 1, 1998 are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of management. Employer contributions generally vest over five years. No matching or discretionary contributions have been paid or declared for the three months and nine months ended September 30, 1998.


9. COMMON SHARE REPURCHASE PROGRAM

On September 8, 1998, the Company announced that its Board of Trustees authorized the repurchase of up to 3.0 million Common Shares. On October 21, 1998, the Company announced that its Board of Trustees authorized the repurchase of up to 3.0 million additional Common Shares, bringing the total Common Share repurchase program to 6.0 million. Purchases will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at management's discretion. The Company repurchased 943,000 Common Shares at prices ranging from $11 3/8 to $11 7/8 per Common Share, during the three-month period ended September 30, 1998. The Company repurchased an additional 2,141,700 Common Shares at prices ranging from $9 1/8 to $14 per Common Share through November 10, 1998. During the same time period, the Operating Partnership redeemed an equivalent number of Units from the Company for an equivalent purchase price.


10.  COMMITMENTS

On September 23, 1998, the Company, through the Operating Partnership, entered into a commitment with Global Alliance Finance Company, L.L.C. ("Lender") for a $150.0 million permanent loan, which commitment expires November 22, 1998 unless extended ("Permanent Loan"). The Permanent Loan will require consecutive monthly installment payments of interest only for two years. Thereafter, equal payments of principal and interest will be required in an amount sufficient to amortize the Permanent Loan over a twenty-five year term. The term of the Permanent Loan is ten years. The Permanent Loan will be secured by a first mortgage on the properties financed. The proceeds of the Permanent Loan will be used to refinance existing debt and working capital requirements.

On September 23, 1998, the Company, through the Operating Partnership, entered into a forward rate lock agreement with the Lender, to effectively lock in advance the fixed per annum interest rate ("Rate Lock") on the Permanent Loan. On the date thereof, the Company paid to Lender a hedge deposit totaling $3.0 million ("Hedge Deposit") to lock the interest rate at 7.67% for a period of sixty days from such date ("Fixed Rate Period").

In order to effect a Rate Lock, the Lender intends to enter into certain hedging arrangements in its sole and absolute discretion (the "Hedging Arrangements"). After Hedging Arrangements have been put in place, if the fair market value of such Hedging Arrangements declines by an amount equal to or greater than 1% of the anticipated loan amount, the Company will, within one business day of notice from Lender, deposit an additional amount to the Hedge Deposit equal to the amount of such decline from time to time. No additional deposits have been paid to Lender.

In the event, except default by the Lender, the Permanent Loan does not close prior to expiration of the Fixed Rate Period, the actual term of the Permanent Loan differs from the original 10 year term, or the final loan amount differs from the original loan amount, the Company agreed to pay Lender's damages, losses, liabilities, costs, fees and expenses (including breakage, unwind and similar costs, fees and expenses (collectively, the "Breakage Costs"). The Company will be fully responsible for all Breakage Costs, which are required to be paid upon demand. Lender may apply all or a portion of the Hedge Deposit in payment of Breakage Costs. Upon closing of the Permanent Loan, the Hedge Deposit will be refunded to the Company.


11. SUBSEQUENT EVENTS

Declaration of Dividend
-----------------------

On October 26, 1998, the Company declared a dividend of $0.27 per share which will be paid on November 20, 1998 to shareholders of record as of November 9, 1998.

Short-term Debt
---------------

On October 16, 1998, the Company, through the Operating Partnership, entered into a $50.0 million bridge loan with the Lender to be used to finance acquisitions, working capital and for other corporate purposes ("Bridge Loan"). The Bridge Loan requires monthly payments of interest only and will mature on the earlier of January 13, 1999 or the closing date of the Permanent Loan, unless otherwise extended. The Bridge Loan bears interest at the one month LIBOR plus 200 basis points.

Acquisitions
------------

During October 1998, the Company signed a definitive agreement and closed on the acquisition of three properties from Motorcars Group, totaling 8.3 acres, located in North Olmsted and Cleveland Heights, Ohio for approximately $12.7 million. The purchase price consists of approximately $9.7 million in cash and $3.0 million in the assumption and repayment of debt. These properties are used by six automotive franchises, including Oldsmobile, Pontiac, Honda, Volvo, Mercedes-Benz and Infiniti. The lease terms are 12.5 years with two 10-year renewal options by the tenant. These properties were acquired in conjunction with the Automotive Realty Trust of America ("ARTA") agreement. See reference to the ARTA agreement in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

                            CAPITAL AUTOMOTIVE REIT
          ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED
                              SEPTEMBER 30, 1998


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

The Company incurs operating and administrative expenses including principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for services, although the Company will engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is the depreciation of its properties. The Company depreciates buildings and improvements on the properties currently owned by it over a 40-year and 20-year period for tax and financial reporting purposes, respectively. The Company does not own or lease any significant personal property, furniture or equipment at any property currently owned by it.


ACQUISITIONS

As of September 30, 1998, the Company owned 96 properties used by 23 dealer groups. These properties are located in 16 states, operated by 137 automotive franchises, represent 35 brands and total 3.4 million square feet of building space on 521 acres of land. The Company's portfolio weighted average initial cap rate was 10.7% as of the end of the third quarter 1998.

At the time of the IPO, the Company, through the Operating Partnership, had entered into agreements to acquire 36 Initial Properties from the affiliates of seven motor vehicle dealer groups on which 49 automotive franchisees are located. Concurrent with the IPO, the Operating Partnership acquired 21 of the Initial Properties that are located primarily in suburban communities of the Washington, D.C. Metropolitan Area and Pennsylvania. These Initial Properties were purchased for approximately $117.2 million, consisting of $41.3 million in the assumption and repayment of mortgage debt, approximately 5.0 million Units (valued at $74.4 million) and $1.5 million in closing costs. Subsequent to the IPO, the Company acquired 15 of the Initial Properties located on the Eastern Shore of Maryland, Texas, southern Virginia, Colorado and Nevada for approximately $50.8 million in cash.

During the second quarter, the Company, through the Operating Partnership, signed definitive agreements to acquire 37 properties from the affiliates of ten dealer groups for approximately $132.3 million (including estimated closing costs through September 30, 1998). These properties are used by 53 automotive franchises, located in Indiana, Georgia, Louisiana, Idaho, Arizona, Maryland, Missouri, Connecticut, California and Ohio. Of these agreements, the Company closed on 28 properties during the second quarter totaling approximately $96.4 million, consisting of $29.5 million in cash (including estimated closing costs through September 30, 1998), $46.2 million in the assumption and repayment of mortgage debt and approximately 1.3 million Units (valued at $20.7 million). Subsequent to June 30, 1998, the Company closed on six properties totaling approximately $29.6 million, consisting of $11.3 million in cash (including estimated closing costs through September 30, 1998), $18.2 million in the assumption and repayment of mortgage debt and Units valued at $100,000. The acquisition of three properties, totaling approximately $6.3 million, is pending completion of the Company's due diligence process.

During the third quarter, the Company, through the Operating Partnership, signed definitive agreements to acquire 36 properties from the affiliates of 11 dealer groups for approximately $161.7 million (including estimated closing costs through September 30, 1998). These properties are used by 66 automotive franchises, located in Texas, Florida, Oklahoma, Louisiana and Indiana. Of these agreements, the Company closed on 26 properties during the third quarter for approximately $119.3 million, consisting of $61.0 million in cash (including estimated closing costs through September 30, 1998), $58.3 million in the assumption and repayment of mortgage debt and Units valued at $51,000. Subsequent to September 30, 1998, the Company closed on eight properties totaling approximately $26.5 million, of which $14.5 million was cash and $12.0 million was the assumption of mortgage debt. The acquisition of two properties, totaling $15.9 million, is pending completion of the Company's due diligence process.

Subsequent to September 30, 1998, the Company signed a definitive agreement and closed on the acquisition of three properties from one dealer group for approximately $12.7 million, which consists of $9.7 million in cash and $3.0 million in the assumption and repayment of debt. These properties are used by six automotive franchises, located in Olmsted and Cleveland Heights, Ohio.

Automotive Realty Trust of America ("ARTA")
-------------------------------------------

On July 23, 1998, the Company announced the execution of a definitive agreement that would permit Capital Automotive REIT to purchase certain properties then under contract with ARTA. ARTA had contracted with 17 automotive dealer groups to acquire 67 properties having a value of $334.5 million. Under the terms of the agreement, ARTA agreed to assign its purchase contracts to the Company, subject to the approval of the respective dealer groups. Closings on individual properties were subject to the revision of certain purchase and lease terms and the satisfactory completion by the Company of property level and financial due diligence. The Company agreed to compensate ARTA on a pro rata basis upon the delivery of the assets, as well as upon the acquisition of ARTA's existing marketing network and its acquisition pipeline. ARTA had filed a registration statement on April 20, 1998 with the Securities and Exchange Commission to pursue an initial public offering as a self-administered, self-managed real estate investment trust.

During the third quarter of 1998, the Company completed acquisitions for approximately $67.8 million (including estimated closing costs through September 30, 1998) in conjunction with the ARTA agreement. Consideration for the acquisitions was substantially all cash. The acquisitions included 10 dealership properties from three dealer groups (Momentum Automotive Group, Lynn Alexander Automotive Group and Park Place Motor Cars) used by 19 automotive franchises, and totaling 59.8 acres. See Note 3 to Notes to Consolidated Financial Statements for discussion of the acquisitions. Subsequent to the third quarter, the Company completed the acquisition of three properties from Motorcars Group for approximately $12.7 million in cash, used by six automotive franchises, and totaling 8.3 acres. See Note 11 to Notes to Consolidated Financial Statements for discussion of the acquisition.

These transactions represent the first acquisitions completed in conjunction with the Company's agreement permitting the Company to purchase properties under contract with ARTA. Of ARTA's $334.5 million portfolio, Capital Automotive declined to proceed on approximately $110 million of the properties because either the properties or the terms did not satisfy the Company's acquisition requirements. Approximately $49 million of the properties have been withdrawn by the dealers not willing to accept the Company's amended lease terms. The Company continues to pursue the remaining portfolio balance although there is no assurance that the Company will acquire additional ARTA properties.


RESULTS OF OPERATIONS

The Company had no operations prior to October 20, 1997 (the date of organization). Although the Company was formed prior to January 1, 1998, it did not complete its IPO until February 19, 1998, at which time it began generating rental income.

Rental revenue was $8.4 million and $15.3 million for the three months and nine months ended September 30, 1998, respectively. The rental revenue was generated from the immediate leaseback of 96 properties purchased during the nine months ended September 30, 1998. Of the 96 properties, 35 of the properties closed during the first quarter of 1998, 29 properties closed during the second quarter of 1998 and 32 properties closed during the third quarter of 1998.

Interest income was $1.9 million and $7.0 million for the three months and nine months ended September 30, 1998, respectively. Interest income was generated from the investment of the net proceeds of the IPO, the FBR Offering and exercise of the underwriters' over-allotment option.

Depreciation and amortization was $2.0 million and $3.3 million for the three months and nine months ended September 30, 1998, respectively and consisted primarily of depreciation on the properties purchased during those periods.

General and administrative expenses were $1.6 million and $4.0 million for the three months and nine months ended September 30, 1998, respectively and consisted primarily of payroll and related benefits, professional services and other administrative costs.

Interest expense was $159,000 and $328,000 for the three months and nine months ended September 30, 1998, respectively and consisted of interest charged on the amount drawn down on the Company's line of credit.


LIQUIDITY AND CAPITAL RESOURCES

Upon the completion of the IPO, the FBR Offering and the underwriters' over-allotment option, the Company received net proceeds of approximately $342.3 million, after underwriting discounts and commissions and other expenses of the IPO.

For the nine months ended September 30, 1998, the Company acquired 96 properties used by 23 dealer groups for approximately $413.3 million, consisting of $154.1 million in cash (including estimated closing costs through September 30, 1998), $163.9 million in the assumption and repayment of mortgage debt and approximately 6.3 million in Units (valued at $95.3 million).

On September 8, 1998, the Company announced that its Board of Trustees authorized the repurchase of up to 3.0 million Common Shares. On October 21, 1998, the Company announced that its Board of Trustees authorized the repurchase of up to 3.0 million additional Common Shares, bringing the total Common Share repurchase program to 6.0 million. Purchases will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at management's discretion. The Company repurchased 943,000 Common Shares at prices ranging from $11 3/8 to $11 7/8 per Common Share, during the three-month period ended September 30, 1998. The Company repurchased an additional 2,141,700 Common Shares at prices ranging from $9 1/8 to $14 per Common Share through November 10, 1998. During the same time period, the Operating Partnership redeemed an equivalent number of Units from the Company for an equivalent purchase price.

In February 1998, the Company, through the Operating Partnership, entered into a secured revolving line of credit from NationsBank, N.A. providing for a borrowing capacity of $10.0 million. Borrowings bear interest at a fluctuating rate equal to the LIBOR plus 1.50 percent (7.13 percent as of September 30, 1998). On August 14, 1998, the Company amended and restated the line of credit to increase the borrowing capacity to $13.5 million and extend the expiration date to November 19, 1998. On September 8, 1998, the Company amended and restated the line of credit to increase the borrowing capacity to $19.1 million. The total amount drawn down as of September 30, 1998 was $13.0 million, which is guaranteed by the Company and affiliates of certain dealer groups. The line of credit is secured by a blanket mortgage or mortgages on certain Initial Properties acquired from certain affiliates. At maturity, the principal payment in the aggregate amount of the then outstanding borrowings plus any accrued and unpaid interest will be due and payable, unless the line of credit is renewed or is refinanced as is currently contemplated by the Company. The line of credit may be paid in full at any time without prepayment penalty or premium.

On September 23, 1998, the Company, through the Operating Partnership, entered into a commitment with Global Alliance Finance Company, L.L.C. ("Lender") for a $150.0 million permanent loan, which commitment expires November 22, 1998 unless extended ("Permanent Loan"). The Permanent Loan will require consecutive monthly installment payments of interest only for two years. Thereafter, equal payments of principal and interest will be required in an amount sufficient to amortize the Permanent Loan over a twenty-five year term. The term of the Permanent Loan is ten years. The Permanent Loan will be secured by a first mortgage on the properties financed. The proceeds of the Permanent Loan will be used to refinance existing debt and working capital requirements.

On September 23, 1998, the Company, through the Operating Partnership, entered into a forward rate lock agreement with the Lender, to effectively lock in advance the fixed per annum interest rate ("Rate Lock") on the Permanent Loan. On the date thereof, the Company paid to Lender a hedge deposit totaling
$3 million ("Hedge Deposit") to lock the interest rate at 7.67% for a period of sixty days from such date ("Fixed Rate Period").

In order to effect a Rate Lock, the Lender intends to enter into certain Hedging Arrangements in its sole and absolute discretion. After Hedging Arrangements have been put in place, if the fair market value of such Hedging Arrangements declines by an amount equal to or greater than 1% of the anticipated loan amount, the Company will, within one business day of notice from Lender, deposit an additional amount to the Hedge Deposit equal to the amount of such decline from time to time. No additional deposits have been paid to Lender.

In the event, except default by the Lender, the Permanent Loan does not close prior to expiration of the Fixed Rate Period, the actual term of the Loan differs from the original 10 year term, or the final loan amount differs from the original loan amount, the Company agreed to pay Lender's damages, losses, liabilities, costs, fees and expenses (including breakage, unwind and similar costs, fees and expenses (collectively, the "Breakage Costs"). The Company will be fully responsible for all Breakage Costs, which are required to be paid upon demand. Lender may apply all or a portion of the Hedge Deposit in payment of Breakage Costs. Upon closing of the Permanent Loan, the Hedge Deposit will be refunded to the Company.

On October 16, 1998, the Company, through the Operating Partnership, entered into a $50.0 million bridge loan with the Lender to be used to finance acquisitions, working capital and for other corporate purposes ("Bridge Loan"). The Bridge Loan requires monthly payments of interest only and will mature on the earlier of January 13, 1999 or the closing date of the Permanent Loan, unless otherwise extended. The Bridge Loan bears interest at the one month LIBOR plus 200 basis points.

The Company anticipates that the proceeds of the FBR Offering, together with its cash from operations, short-term and long-term debt and any bank credit facility anticipated to be available to the Company, will provide adequate liquidity to acquire additional properties, conduct its operations, fund administrative and operating costs and interest payments, and allow distributions to shareholders in accordance with the Code's requirements for qualification as a real estate investment trust and to avoid any corporate level federal income or excise tax for at least the next 12 months.

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

The Company also intends to obtain an additional bank credit facility for acquisition of properties and may borrow additional amounts in connection with the acquisition of additional properties, the renovation or expansion of properties, or, as necessary, to meet certain distribution requirements imposed on a real estate investment fund under the Code. The Company may raise additional long-term capital by issuing, in public or private transactions, debt or other equity securities, but the availability and terms of any such issuance will depend upon the market and other conditions.

On October 20, 1998, the Board of Trustees approved a resolution providing that the policy of the Company shall be to operate with a debt to asset ratio of not more than approximately 50%. Prior to that date, the Company's policy on the use of leverage was not more than 50% of total market capitalization. Management believes that the revised policy is more in line with the Company's overall business strategy.

The Company anticipates that as a result of its initially low ratio of debt to assets and its policy to maintain such ratio at no more than approximately 50% of debt to assets, it will be able to obtain additional financing for its long-term capital needs. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.

Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Shares or Units as consideration for such purchases.


YEAR 2000 COMPLIANCE

While the Company has completed an assessment of its computer systems and software applications and believes that both are "Year 2000" compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. In addition, there are significant third parties on which the Company's operations are dependent, which provide the Company with information, including lessees of the Company's properties. There can be no assurance the systems of other companies, including lessees of the Company's properties on which the Company relies will be year 2000 compliant and thus no assurance that such companies' systems would not have an adverse effect on the Company's business or operations, including rental collections.


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

Funds From Operations for the three months and nine months ended September 30, 1998 is computed as follows (in thousands):

                                            Three Months      Nine Months
                                               Ended             Ended
                                           Sept. 30, 1998    Sept. 30, 1998
                                           --------------    --------------
Net Income before Minority Interest          $   6,602         $  14,598

Real Estate Depreciation and Amortization        1,947             3,241
                                             ---------         ---------

Funds From Operations                        $   8,549         $  17,839
                                             =========         =========

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "expect," "intends," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Factors which may cause the actual results of operations in future periods to differ materially from forecast or anticipated results include, but are not limited to (i) the failure of any lessee of real property owned by Capital Automotive REIT to perform the terms of its lease in any material respects, (ii) the inability of the Company to acquire suitable real properties that conform to its business strategy, (iii) the termination or abandonment of the dealerships or other motor vehicle related businesses that occupy any real property owned by the Company, (iv) the inability of the Company to release any real property, (v) general economic and business conditions, both nationally and in the regions in which the Company owns real property, including, but not limited to, those conditions affecting real estate generally or the motor vehicle retail and related businesses specifically, (vi) zoning changes in locations in which any such real property is located, (vii) existing governmental regulations and changes in, or the failure to comply with government regulations, (viii) changes to laws, rules and regulations affecting the Company, including the tax laws affecting real estate investment trusts, (ix) competition, (x) changes in business strategy, (xi) divestiture of real property, (xii) retention of the Company's executive officers, (xiii) the ability of the Company to attract and retain key personnel,
(xiv) the availability and terms of additional capital to fund the acquisition of additional properties and for working capital purposes, (xv) the impact on the Company of computer and related problems that may arise from year 2000,
(xvi) the ability of the Company to obtain additional financing and (xvii) other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        -----------------------------------------------------------

Not applicable.

                            CAPITAL AUTOMOTIVE REIT
                           PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds


Changes in Securities
---------------------

The Company has not sold any common shares of beneficial interest, par value $.01 per share ("Common Shares"), during the three-month period ended September 30, 1998.

The Company repurchased 943,000 Common Shares, at prices ranging from $11 3/8 to $11 7/8 per Common Share, during the three-month period ended September 30, 1998. The Operating Partnership redeemed 943,000 Units from the Company, at equivalent prices, during the three-month period ended September 30, 1998.

On July 23, 1998, the Operating Partnership issued 6,739 Units to TMB, LLC as partial consideration for the acquisition of one parcel of real property and improvements located thereon in Dothan, Alabama. The Units are redeemable beginning on July 23, 1999 for cash, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On September 28, 1998, the Operating Partnership issued 3,400 Units to PPM Greenway Land Company, LTD, as partial consideration for the acquisition of one parcel of real property and improvements located thereon in Houston, Texas. 50% of the Units are redeemable beginning on January 1, 2000 and 50% are redeemable beginning on September 28, 2000 for cash, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.


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

The Company contributed the net proceeds of the IPO of approximately $320.9 million (net of underwriting discounts and commissions) to the Operating Partnership in exchange for 23.0 million Units. As of June 30, 1998, the Company had unused net proceeds, totaling approximately $146.0 million, invested in short-term investments. During the three-month period ended September 30, 1998, all unused net proceeds of the IPO were used to acquire real properties and improvements ("properties") as follows:

On July 22, 1998, the Operating Partnership acquired two properties from Russell
E. Hand for approximately $2.2 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $8.5 million in cash was used to repay debt assumed in connection with such acquisition.

On July 23, 1998, the Operating Partnership acquired three properties from affiliates of Kelley Automotive Group for approximately $8.1 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $8.1 million in cash was used to repay debt assumed in connection with such acquisitions.

On July 23, 1998, the Operating Partnership acquired one property from affiliates of TMB, LLC for approximately 900,000 in cash, including estimated closing costs through September 30, 1998, and for which approximately $1.7 million in cash was used to repay debt assumed in connection with such acquisitions.

On August 24, 1998, the Operating Partnership acquired five properties from affiliates of Gunn Automotive Group for approximately $4.9 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $17.5 million in cash was used to repay debt assumed in connection with such acquisitions.

On August 27, 1998, the Operating Partnership acquired two properties from affiliates of Orr Automotive for approximately $1.3 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $1.8 million in cash was used to repay debt assumed in connection with such acquisitions.

On August 28, 1998, the Operating Partnership acquired one additional property from affiliates of Orr Automotive for approximately $72,000 in cash, including estimated closing costs through September 30, 1998, and for which approximately $237,000 in cash was used to repay debt assumed in connection with such acquisitions.

On August 28, 1998, the Operating Partnership acquired four properties from affiliates of Warren Henry Automobiles for approximately $6.7 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $6.0 million in cash was used to repay debt assumed in connection with such acquisitions.

On September 1, 1998, the Operating Partnership acquired one property from affiliates of Roundtree Automotive Group for approximately $2.2 million in cash, including estimated closing costs through September 30, 1998.

On September 1, 1998, the Operating Partnership acquired three properties from affiliates of Momentum Automotive Group for approximately $14.2 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $11.1 million in cash was used to repay debt assumed in connection with such acquisitions.

On September 11, 1998, the Operating Partnership acquired four properties from affiliates of Lynn Alexander Automotive Group for approximately $5.9 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $3.5 million in cash was used to repay debt assumed in connection with such acquisitions.

On September 16, 1998, the Operating Partnership acquired one additional property from affiliates of Orr Automotive for approximately $2.1 million in cash, including estimated closing costs through September 30, 1998.

On September 18, 1998, the Operating Partnership acquired two properties from Scott Fink for approximately $4.7 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $4.0 million in cash was used to repay debt assumed in connection with such acquisitions.

On September 28, 1998, the Operating Partnership acquired three properties from affiliates of Park Place Motor Cars for approximately $19.0 million in cash, including estimated closing costs through September 30, 1998, and for which approximately $14.1 million in cash was used to repay debt assumed in connection with such acquisitions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  EXHIBITS:
     --------

10.40 First Amended and Restated Credit Agreement dated as of August 14, 1998 to Credit Agreement dated February 19, 1998 between Capital Automotive L.P. and NationsBank, N.A.

10.41 Second Amended and Restated Credit Agreement dated as of September 8, 1998 to Credit Agreement dated February 19, 1998 between Capital Automotive L.P. and NationsBank, N.A.

10.42 Employment Agreement by and between Capital Automotive L.P. and John M. Weaver

27     Financial Data Schedule

(b)    REPORTS ON FORM 8-K
       -------------------

(1) A current report on Form 8-K dated July 23, 1998 was filed with the Securities and Exchange Commission on August 7, 1998. It disclosed the Real Property Contribution and Purchase Agreement by and among Capital Automotive L.P., Capital Automotive REIT, Thomas W. Kelley, James E. Kelley and Midwest Auto Realty Co. L.P.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAPITAL AUTOMOTIVE REIT
                                        (Registrant)


                                        BY: /s/ Thomas D. Eckert
                                            -----------------------
                                            Thomas D. Eckert
                                            Chief Executive Officer
                                            and President


                                        BY: /s/ David S. Kay
                                            ------------------------
                                            David S. Kay
                                            Vice President and Chief
                                            Financial and Accounting
                                            Officer


Dated: November 10, 1998
       -----------------