Form 10-K
period 1998-12-31
CAPITAL AUTOMOTIVE REIT
filed 1999-03-19
CIK 1049316

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [X] ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

                      COMMISSION FILE NUMBER:  000-23733

                            CAPITAL AUTOMOTIVE REIT
     ---------------------------------------------------------------------
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS DECLARATION OF TRUST)

                MARYLAND                                    54-1870224
    -------------------------------                ----------------------------
    (State or Other Jurisdiction of                (IRS Employer Identification
     Incorporation or Organization)                 No.)

           1420 SPRING HILL ROAD, SUITE 525, MCLEAN, VIRGINIA  22102
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)          (Zip Code)

                                (703) 288-3075
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

        Common Shares of Beneficial Interest, $.01 par value per share
      ------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of Registrant's common shares of beneficial interest outstanding on March 10, 1999 was 21,607,415.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average sales price of the Registrant's common shares of beneficial interest on March 10, 1999 was $240,344,653.*

* Excludes 2,756,854 common shares deemed to be held by trustees, officers and greater than 10% holders of the common shares of beneficial interest outstanding at March 10, 1999. Exclusion of common shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Capital Automotive REIT, or that such person is controlled by, or under common control with, Capital Automotive REIT.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Capital Automotive REIT's definitive Proxy Statement filed with the Securities and Exchange Commission on March 19, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K. Certain exhibits to the Company's Quarterly Reports on Forms 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 (File
No. 000-23733) and Current Reports on Form 8-K filed August 7, 1998, December 3, 1998 and December 7, 1998 (File No. 000-23733) and Registration Statement on Form S-11 (File No. 333-41183), Registration Statement on Form S-3 (File
No. 333-73181) and Registration Statement on Form S-3 (File No. 333-73183) are incorporated by reference into Part IV of this Annual Report on Form 10-K.

                            CAPITAL AUTOMOTIVE REIT
                          ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                      PAGE REFERENCE
                                                                          FORM 10-K
                                                                          ---------
Part I
------

    Item 1.  Business                                                         1
    Item 2.  Properties                                                      11
    Item 3.  Legal Proceedings                                               14
    Item 4.  Submission of Matters to a Vote of Security Holders             14

Part II
-------

    Item 5.  Market for the Company's Common Equity and
               Related Shareholder Matters                                   15
    Item 6.  Selected Financial Information                                  17
    Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 18
    Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk                                                   25
    Item 8.  Financial Statements and Supplementary Data                     26
    Item 9.  Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure                             44

Part III
--------

    Item 10. Trustees and Executive Officers of the Company                  45
    Item 11. Executive Compensation                                          45
    Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                                45
    Item 13. Certain Relationships and Related Transactions                  45

Part IV
-------

    Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                           46

                                     PART 1

                               ITEM 1.  BUSINESS

COMPANY OVERVIEW

  Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. Unless the context otherwise requires, the term "Capital Automotive Group" refers to the Company and the Operating Partnership and their subsidiaries. In this Annual Report on Form 10-K, the term "subsidiary" of the Company or the Operating Partnership means a corporation, partnership, limited liability company or similar entity if the Company or the Operating Partnership, alone or together, directly or indirectly, own at least a majority of the equity interests of the entity.

  Capital Automotive Group's primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. In this Annual Report on Form 10-K, Capital Automotive Group uses the term "dealerships" to refer to these types of businesses that are operated on its properties.

  As of February 1, 1999, Capital Automotive Group owned 131 properties located in 18 states, making up approximately 760 acres of land and containing approximately 4.8 million square feet of buildings and improvements. Capital Automotive Group's lessees operate 203 motor vehicle franchises on these properties, representing 36 brands of motor vehicles, including Acura, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Dodge Trucks, Ford, Freightliner, GMC, Honda, Hyundai, Infiniti, Isuzu, Jaguar, Jeep, Kia, Land Rover, Lexus, Lincoln-Mercury, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Porsche, Saab, Saturn, Subaru, Toyota, Volkswagen and Volvo.

  Capital Automotive Group focuses on buying properties from third parties that have a long history of operating multi-site, multi-franchised dealerships. In this Annual Report on Form 10-K, Capital Automotive Group uses the term "dealer group" to refer to a group of related persons and companies who sell properties to Capital Automotive Group. Capital Automotive Group also uses the term "dealer group" or the term "lessee" to refer to the related persons and companies that lease properties owned by Capital Automotive Group.

   As of February 1, 1999, Capital Automotive Group had invested approximately $565 million in properties. Most of the properties have been leased to lessees who are related to the sellers of such properties. In certain cases, Capital Automotive Group may lease property to, or assume an existing lease with, a lessee that is not related to the seller from whom the property was purchased.

  Capital Automotive Group purchases properties in exchange for cash, units of limited partnership interest in the Operating Partnership ("Units"), the assumption of debt, or a combination of all three. Capital Automotive Group usually pays off any assumed debt in full at closing. In certain cases, Capital Automotive Group assumes and does not pay off a dealer group's loan under an existing mortgage as part of the purchase of real estate. At times, Capital Automotive Group has agreed in advance to purchase property in the future only after the dealership buildings have been constructed by the seller.

  Capital Automotive Group generally leases properties to established, creditworthy lessees, for a period of ten to 20 years, with options to renew upon the same terms and conditions for one or more additional periods of five to ten years each exercisable at the option of the lessee. The lessee typically is required to pay all operating expenses of the property, including all real estate taxes and assessments, utilities, insurance, repairs, maintenance and other expenses. This type of lease is commonly known as a "triple-net" lease.

  In evaluating dealer groups and potential properties for purchase, Capital Automotive Group considers such factors as:

  .    the management and operating experience of the dealer group;

  . the adequacy of a dealer group's historical, current and forecasted cash flow to meet the operating needs of the business, expenses and lease payments or debt service obligations;

  .    the type of franchises operated by the dealer group;

  . the value of the land, buildings and other improvements as determined by Capital Automotive Group and its consultants, but not by an independent MAI appraisal;

  . the construction quality, condition and design of the dealership buildings and other improvements located on the property;

  .    the geographic area in which the property is located; and

  .    the environmental condition of the real estate.

  Capital Automotive Group intends to acquire more properties. Those transactions may be structured in ways that are similar or dissimilar to those described above.

  Capital Automotive Group has and will continue to borrow funds to buy properties. As of February 20, 1999, Capital Automotive Group had mortgage indebtedness totaling $162 million secured by 64 properties owned by subsidiaries of the Operating Partnership. In February 1999, Capital Automotive Group secured approval from a financial institution for a $50.0 million revolving credit facility. The Company intends to increase the capacity under this revolving facility through the inclusion of additional financial institutions. Capital Automotive Group may also issue debt securities, including senior or subordinated notes. These notes may be secured by properties or leases. Capital Automotive Group has adopted a policy to limit debt to approximately 50% of assets. This policy may be changed by the Company's Board of Trustees at any time without shareholder approval.

  As a real estate investment trust, the Company acquires properties through its direct and indirect subsidiaries, including the Operating Partnership, and manages its business in a manner that is intended to be consistent with the requirements of the Internal Revenue Code (the "Code") and the regulations of the Internal Revenue Service (the "IRS") that govern taxation of real estate investment trusts. The Company has and expects to continue to pay regular cash dividends to its shareholders; to provide its shareholders the opportunity for increased dividends from increasing annual rental income; to preserve and protect the investments of its shareholders; and to provide its shareholders with the opportunity to increase the value of their investments.

  The Company is self-administered and self-managed, meaning that its trustees, officers and employees manage and administer Capital Automotive Group's business. The Company's executive officers are Thomas D. Eckert, President and Chief Executive Officer; Scott M. Stahr, Executive Vice President and Chief Operating Officer; Donald L. Keithley, Executive Vice President of Business Development; David S. Kay, Vice President and Chief Financial Officer; John M. Weaver, Vice President, Secretary and General Counsel; and Peter C. Staaf, Vice President and Treasurer.

STRATEGY

     Capital Automotive Group's primary business strategy is to acquire a diversified portfolio of real property and improvements throughout the United States used by the operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. In addition, Capital Automotive Group intends to commit to purchase properties under construction, renovation or expansion upon completion of such construction, renovation or expansion. Capital Automotive Group believes that its acquisition strategy will provide dealer groups with an opportunity (1) to acquire liquidity, while maintaining ownership and control of the operations of the dealerships, (2) to diversify their investments, (3) to obtain funds to expand operations or remodel the facilities of their dealerships, (4) to facilitate their estate planning, and (5) to provide attractive tax deferral opportunities.

     Capital Automotive Group believes that because the improvements used by dealerships are usually single purpose structures, such properties are a major and discrete sector of the national retail real estate industry. Industry sources estimate that the real property and improvements associated with franchised auto dealers represent in excess of $40 billion of real estate. Capital Automotive Group believes that those properties present attractive acquisition and financing opportunities because they have locations, with frontage on, and visibility from, major thoroughfares, and zoning, which permits a wide range of alternative uses. In the event that such properties can no longer be leased to dealerships, Capital Automotive Group believes that they can be redeveloped for other commercial uses.

     Capital Automotive Group's primary objective is to own and lease properties used by dealerships throughout the United States for the primary purpose of generating rental income in order to provide Capital Automotive Group with long-term, predictable streams of cash flow to maximize shareholder value. To achieve these objectives, Capital Automotive Group is:

     . Implementing an aggressive and disciplined acquisition program by purchasing properties used by dealer groups that operate multi-site, multi-franchised dealerships that have demonstrated historic growth, are well managed, have been maintained in good condition, and whose location and characteristics will be suitable for alternative use;

     . Diversifying geographically by acquiring properties located predominately in major metropolitan areas in order to minimize the potential adverse impact of economic downturns in certain markets;

     . Diversifying by franchise to minimize the potential adverse impact of changes in consumer preferences and manufacturer fortunes;

     . Leveraging the contacts and experience of Capital Automotive Group's management to build and maintain long-term relationships with dealer groups;

     . Maintaining long-term working relationships with dealer groups, by providing capital for multiple acquisitions of properties on a market-by-market basis, thereby enhancing efficiency and value;

     . Using the Company's "UPREIT" structure to acquire properties in exchange for cash, Units, the assumption of debt, or a combination of all three forms of consideration, thereby deferring some or all of a seller's potential taxable gain. This structure enhances the ability of Capital Automotive Group to consummate transactions and to structure more competitive acquisitions than other real estate companies in the market that lack Capital Automotive Group's access to capital and the ability to acquire properties with Units;

     . Leasing back properties to dealer groups on a triple-net basis, thereby eliminating brokerage, re-leasing and similar costs, and the risk of high lessee turnover due to the general historic long-term operation of dealerships at property locations;

     . Negotiating lease covenants designed to minimize the likelihood of loss to Capital Automotive Group, by permitting Capital Automotive Group to continually monitor the ability of the lessees to pay rent by periodic submissions and review of financial data; and

     . Utilizing a variety of financing sources, such as the issuance of Units, or other equity securities or debt securities, or a combination thereof.

THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS

     PROPERTIES

     As of December 31, 1998, Capital Automotive Group owned 120 properties in 18 states. These properties are leased to 30 dealer groups which operate 196 motor vehicle franchises on the properties. See Item 2 of this Annual Report on Form 10-K for a table listing certain information regarding the properties purchased by Capital Automotive Group. Capital Automotive Group's interest in each of the properties includes the land, buildings and improvements, related easements and rights and fixtures. Capital Automotive Group does not own or lease any significant amount of personal property, furniture or equipment at any property.

     The properties generally consist of the land or a leasehold interest in land and one or more retail showrooms, office space (which may or may not be contained in separate buildings), adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops and parking for inventory. The 120 properties owned at December 31, 1998 totaled 4.3 million square feet of buildings and improvements on 708.8 acres of land. As of December 31, 1998, all of the properties were subject to leases in full force and effect.

     LEASES AND TYPICAL LEASE TERMS

     Capital Automotive Group's properties are leased to dealer groups, persons or entities related to the dealer groups or, in some cases, other third parties, which operate dealerships on the properties. Although there are variations in the specific terms of the Company's leases, the following is a summary description of the general terms of the Company's leases. The Company expects to seek similar terms with future lessees of properties. However, leases are individually negotiated and do vary from one another and the terms summarized below, at times in material ways.

     General. Each lease is a "triple-net" lease, meaning that the lessee is obligated to pay rent and, typically, all operating expenses of the property, including, but not limited to, all taxes, assessments and other governmental charges, insurance, utilities, service, repairs and maintenance. In addition, the leases require the lessees to undertake and pay for additions, repairs, renovations and improvements to the properties which, upon expiration or termination of the leases, become the property of Capital Automotive Group.

     Rent. During the initial term and any extensions, each lessee pays annual base rent in monthly installments. Base rent is typically adjusted upward periodically, usually based on a factor of the change in the consumer price index ("CPI"). As of March 1, 1999, Capital Automotive Group had not sent any lessee a default notice.

     Term and Termination. The leases generally are for initial terms of ten to 20 years, with options to renew upon the same terms and conditions for one or more additional periods of five to ten years each exercisable at the option of the lessee. The lessee does not have the right to terminate the lease and vacate the property before the end of the lease term, except in extraordinary circumstances such as the taking or condemnation or destruction of a substantial portion of the property. In the event of a default by the lessee, among the legal remedies that could be available to Capital Automotive Group is the eviction of the lessee, which could result in early termination of the lease. Typically, all leases within a dealer group are cross-guaranteed which helps to insure the stability of the rental income from the respective lessee.

     Insurance. The leases provide that the lessees will maintain insurance on the properties of the type and in the amounts that are usual and customary. Capital Automotive Group believes that its properties all are adequately covered by insurance, including adequate commercial general liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable deductibles and limits. However, it is not possible to insure against all risks, in all cases, due to the cost or the availability of certain types of insurance. If a property suffers uninsured damage, the repair of the property may depend on the dealer group's ability to pay those costs or Capital Automotive Group may have to bear all or a portion of such costs.

     Damage to, or Condemnation of, a Property. If all or a portion of a property is totally or permanently condemned or taken by right of eminent domain, or if there is damage to or destruction of the property which is covered by insurance, rent may be abated or the lease may be terminated. In certain circumstances, the lessee may be entitled to share in the condemnation award or insurance proceeds.

     Assignment and Subletting. The leases generally provide that the lessees may not, without the prior written consent of Capital Automotive Group (which under certain circumstances may not be unreasonably withheld) or upon compliance with conditions established by Capital Automotive Group, assign, mortgage, encumber or otherwise transfer any lease or sublease any property, in whole or in part, except to a related person. Generally, a change of control of the lessee will be considered an assignment of the lease.

     Events of Default. If there is an event of default under a lease, Capital Automotive Group may terminate the lease, retain possession of the property and/or lease the property to others. An event of default typically includes, but is not limited to, a failure to pay rent, a failure to comply with the provisions of the lease, the occurrence of certain events relating to bankruptcy or insolvency of the lessee, or certain defaults under a franchise or license agreement.

     Indemnification.  Generally, a lessee will be required to indemnify
Capital Automotive Group and its officers, trustees, employees, owners, agents or affiliates from liabilities, costs and expenses arising from such things as,
(1) the use, condition, operation or occupancy of the property, (2) any breach, violation or nonperformance of the lease or any law, (3) any injury or damage to the person, property or business of the lessee or any customer of the lessee, and (4) the violation of environmental laws.

     Right of First Offer and Option to Purchase Property. Certain leases provide the lessee with a right of first offer to purchase the property if Capital Automotive Group decides to sell the property. Capital Automotive Group will notify the lessee of its intention to sell the property and the lessee will have a period of time to extend an offer, including specifying the purchase price. Capital Automotive Group may in its discretion reject the lessee's offer and sell the property to a third party on other terms if the purchase price is higher or Capital Automotive Group reasonably believes such terms are better than the terms proposed by the lessee. Under the terms of a limited number of leases, the lessee has a period of 30 days, after receiving notice from Capital Automotive Group of its intention to sell the property and the proposed sales price for the property, to advise Capital Automotive Group that it wishes to purchase the property at the specified price. If the lessee does not exercise this right or if the lessee and Capital Automotive Group cannot agree on the terms and conditions for the purchase of the property by the lessee, Capital Automotive Group is free to offer and sell the property to a third party. In addition, certain leases provide that, at the time of expiration of the lease or renewal options, the lessee has an option to purchase the property at a purchase price equal to the property's fair market value or the greater of (1) the fair market value of the property or (2) the purchase price as increased by a factor of CPI at the time the option is exercised.

     Environmental Matters. The lessees are typically responsible for compliance with material applicable environmental laws and for correcting material adverse environmental conditions at or on the properties. Typically, a lease will require the lessee to indemnify Capital Automotive Group for liabilities and costs related to environmental matters.

     DEALERSHIPS AND DEALER GROUPS

     Each dealer group operates its dealerships under written franchise agreements with motor vehicle manufacturers. Typically, each franchise agreement specifies the locations at which the dealer group can sell motor vehicles and related parts and products and perform certain approved services in order to serve a specified market area. Manufacturers maintain control over the designation of market areas and allocation of vehicles among dealer groups. The manufacturer does not guaranty exclusivity within a specified territory.

     Each franchise agreement typically grants the dealer group the non-exclusive right to use and display the manufacturer's trademarks, service marks and designs in the form and manner approved by the manufacturer and imposes a variety of requirements on the dealer group concerning, for example, the showrooms, the facilities and equipment for servicing vehicles, the maintenance of vehicles and parts inventories, the maintenance of minimum net working capital and the training of personnel. The franchise agreements usually require the dealer groups to submit a monthly financial statement of operations. In addition, the manufacturer's prior approval is required for changes in certain members of management or transfers of ownership of the dealer group. Several manufacturers include provisions in their franchise agreements that, unless the manufacturer gives its consent, may restrict transfers of assets or real property considered necessary for conducting the business of the dealership or contain similar restrictions.

     Most franchise agreements have a term of one to five years but the manufacturer has the ability to terminate the franchise agreement earlier or refuse to renew the agreement under certain circumstances such as when a dealer group fails to meet financial covenants established by the manufacturer. Capital Automotive Group believes that each dealer group generally expects to renew any expiring agreements in the ordinary course of business.

     In addition to selling new vehicles, many dealer groups lease new vehicles and sell used vehicles. Dealer groups also provide service and parts primarily for the vehicle makes and models that they sell or lease and perform both warranty and non-warranty service work. In general, parts departments support the sales and service divisions. Dealers may also sell factory-approved parts at retail to their customers or at wholesale to independent repair shops. Dealer groups also arrange third party financing for their customers, sell vehicle service contracts and arrange selected types of credit insurance for which they receive financing fees.

     Affiliates of the Rosenthal Automotive Organization ("Rosenthal") accounted for approximately 17.7% of Capital Automotive Group's total revenue for the fiscal year ended December 31, 1998. Rosenthal accounted for 22.9% of Capital Automotive Group's total rental revenue for the fiscal year ended December 31, 1998 and 13.5% of Capital Automotive Group's annualized rental revenue as of December 31, 1998. The Rosenthal properties were acquired in February 1998. As Capital Automotive Group's portfolio continues to grow and total rental revenue increases, the percent of total rental revenue relating to Rosenthal will decrease. For the fiscal year ended December 31, 1998, no other dealer group contributed more than 10% of Capital Automotive Group's total revenue. See Item 2--Properties--Property and Lease Concentrations.

     Capital Automotive Group invests in properties throughout the United States. As of December 31, 1998, the properties were diversified across 18 states with a maximum "geographic concentration" in Texas equal to 26.7% of Capital Automotive Group's total property investment. Properties located in Virginia represented a concentration of 18.5%, with no other geographic concentrations exceeding 10%.

     As of December 31, 1998, 100 properties owned by Capital Automotive Group were operated by franchised automobile dealerships. Properties that are not dealerships, such as body shops or used vehicle lots, generally are not subject to any franchise agreement. As of December 31, 1998, Capital Automotive Group leased 15 properties that are operated as non-franchised dealerships or for other motor vehicle uses. An additional five properties of raw land are leased by various dealer groups.

GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

     The lessees and Capital Automotive Group as property owners are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and regulations relating to gasoline storage, waste treatment and other environmental matters, including:

     Environmental Laws. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including lessees, owners (such as Capital Automotive Group) or operators, for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations apply to past and present business operations of the dealer groups and the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes.

     Generally, dealer groups are obligated to comply with environmental laws and remediation requirements. Capital Automotive Group's leases impose obligations on the lessees to indemnify Capital Automotive Group from all or most compliance costs it may experience as a result of the environmental conditions on the properties. If a lessee fails to or cannot comply, Capital Automotive Group could be forced to pay such costs. As of March 1, 1999, Capital Automotive Group has not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of its properties, and is not aware of any other environmental condition with respect to any of the properties that management believes would have a material adverse effect on the Company's business, financial condition or results of operations. Capital Automotive Group, however, cannot predict whether new or more stringent laws relating to the environment will be enacted in the future or how such laws or the operations of the dealerships and other businesses on the properties will impact the properties. Costs associated with an environmental event could be substantial.

     Americans With Disabilities Act of 1990. The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Investigation of a property may reveal non-compliance with the ADA. The lessees will have primary responsibility for complying with the ADA but Capital Automotive Group may incur costs if the lessee does not comply. As of March 1, 1999, Capital Automotive Group has not been notified by any governmental authority of any material non-compliance with the ADA.

     Other Regulations. State and local fire, life-safety and similar requirements regulate the use of the properties. The leases generally require that each lessee comply with regulations, and failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

COMPETITION

     Capital Automotive Group believes that it is the first publicly-traded real estate investment trust to primarily focus on consolidating the properties operated by dealerships under one ownership structure. At this time, Capital Automotive Group is aware of an entity named Mar Mar Realty Trust that is currently in registration to raise capital to pursue the acquisition of properties used by motor vehicle dealerships. Mar Mar Realty Trust's portfolio consists primarily of properties occupied by dealerships owned and operated by Sonic Automotive Group. The chairman of Mar Mar Realty Trust is also the chairman of Sonic Automotive, Inc.

     Capital Automotive Group anticipates that the majority of its competition will come from banks and other finance companies that are offering primarily floating rate debt instruments, or may, in the future offer other types of debt financing.

     Other public or private entities may decide to pursue Capital Automotive Group's strategy of acquiring and leasing back properties used by dealerships. Current and future competitors may have greater financial resources or general real estate experience than Capital Automotive Group. Capital Automotive Group believes that competition for properties will primarily be on the basis of acquisition price and negotiation of rents and other lease terms. Dealer groups may own other properties that may not be acquired by Capital Automotive Group.

EMPLOYEES

     As of March 10, 1999, Capital Automotive Group had 24 employees. None of the employees is represented by a collective bargaining unit. Capital Automotive Group believes that its relationship with its employees is good.

BUSINESS RISKS

     This Annual Report on Form 10-K, including the documents incorporated by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When the Company refers to forward-looking statements or information, sometimes the Company uses words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the following summary of "Business Risks" describe forward-looking information. The Business Risks that are described are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934. Other parts of this Annual Report on Form 10-K may also describe forward-looking information. Things can happen that can cause actual results to be very different than those described. The Company also makes no promise to update any of the forward-looking statements, or to publicly release the results if the Company revises any of them. Factors which may cause the actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to:

* the availability and terms of additional capital or debt financing to fund the acquisition of additional properties and for working capital purposes;

* a substantial increase in the number of outstanding common shares of the Company through the exercise of options, warrants or other rights, or the redemption of Units of the Operating Partnership for common shares, which could be freely tradeable in the hands of non-affiliated parties or be freely tradeable by being registered under the Securities Act of 1933 under rights granted to the holders, and could have the effect of depressing the market price for the common shares;

* general market volatility and economic factors over which the Company has no control that could cause wide fluctuations in or depress the market price of the common shares;

* the failure of significant lessees of properties owned by Capital Automotive Group to pay rent or perform the terms of their leases in any material respects;

* the inability of Capital Automotive Group to acquire suitable properties that conform to its business strategy;

* the termination or abandonment of the dealerships that occupy any property owned by Capital Automotive Group;

* the inability of Capital Automotive Group to lease or re-lease any property;

* general economic and business conditions, both nationally and in the regions in which Capital Automotive Group owns property, including, but not limited to, those conditions affecting real estate generally or specifically; such as zoning changes or governmental regulations such as environmental laws or laws relating to health and safety;

* changes to laws, rules and regulations affecting the Company's qualification as a real estate investment trust or the Operating Partnership's status as a partnership;

* competition for the acquisition of properties or competition for the financing of real estate available to dealer groups or competition among dealerships for the sale or lease of motor vehicles and related products;

* conflicts of interest of certain Trustees whose dealerships occupy properties leased by the Capital Automotive Group to related dealer groups;

* changes in business strategy or policies established by the Board of Trustees, including the policy regarding leverage;

* retention of the Company's executive officers and the ability of Capital Automotive Group to attract and retain key personnel; and

* the impact on Capital Automotive Group of computer and related problems that may arise from "Year 2000" issues.

                              ITEM 2.  PROPERTIES

     PROPERTIES

     As of December 31, 1998, Capital Automotive Group owned 120 properties leased to 30 dealer groups, which operate 196 motor vehicle franchises on the properties. Investments in individual properties ranged from $308,000 to $23.8 million with a total investment (excluding accumulated depreciation) of approximately $511.1 million. These properties are located in 18 states, and total 4.3 million square feet of buildings and improvements on 708.8 acres of land.

     The properties are subject to leases with initial terms that range generally from ten to 20 years, with the average initial term of approximately 13 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to ten years each exercisable at the option of the lessee. The average remaining lease term (excluding renewals) is approximately 12 years. As of December 31, 1998, Capital Automotive Group's current lease expirations are as follows: one in 2003, one in 2006, two in 2007, 30 in 2008, six in 2009, seven in 2010, three in
2011, 54 in 2013, one in 2014, two in 2016, and one in 2018. With expected continued investment activity, the Company anticipates that its exposure to annual lease expirations will become more diversified. As of December 31, 1998, all 120 properties were subject to leases which were performing.

     All of the properties are owned on a fee simple basis, except that a small portion of one property is occupied pursuant to a ground lease from the owner of the property. As of December 31, 1998, 100 of the properties owned by Capital Automotive Group were operated by franchised automobile dealerships. Properties that are not dealerships, such as body shops or used vehicle lots, generally are not subject to any franchise agreement. As of December 31, 1998, Capital Automotive Group leased 15 properties that are operated as non-franchised dealerships or for other motor vehicle uses. The remaining five properties of raw land are leased by various dealer groups.

     All the properties are leased under triple-net leases, under which the lessees typically pay all operating expenses of a property, including, but not limited to, all taxes, assessments and other government charges, insurance, utilities, service, repairs and maintenance. The Company believes that its properties are covered by adequate commercial general, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable deductibles and limits.

     The following table sets forth certain information concerning the properties as of December 31, 1998:

                                                                               Buildings and
                                                                               Improvements
                                    Number of                 Total Purchase   Square Footage   Land
Dealer Groups                      Properties    States        Price (000)        (000)         Acres
-------------                      ----------   -----------   --------------   --------------  ------
Rosenthal Automotive Group              7        MD, VA          $ 65,256        332            41.2
Kelley Automotive Group                12        GA, IN            48,398        482            72.8
Momentum Automotive                     5        TX                37,048        211            27.5
Cross Continent Automotive              6        CO, NV, TX        36,750        505            55.0
Park Place Motorcars                    3        TX                34,035        165            20.5
Pohanka Automotive Group                9        MD, VA            31,481        246            39.5
Roundtree Automotive Group              9        ID, LA            27,344        246            47.5
Gunn Automotive Group                   5        TX                22,434        208            30.9
Gurley-Leep Automotive Group            4        IN                22,080        167            28.9
Group 1 Automotive, Inc.
   and Sterling McCall                  6        CO, TX            20,270        161            34.7
Sheehy Auto Stores                      4        MD, PA, VA        14,071        103            22.2
Motorcars Automotive Group              3        OH                12,947        144             8.3
Warren Henry Automobiles                3        FL                12,704         70            10.9
Behlmann Automotive                     3        MO                12,237        112            23.9
Hand Automotive Group                   2        CA                10,680         40             6.3
O'Rielly Motor Company                  1        AZ                 9,836        110             8.6
Lynn Alexander Automotive Group         4        TX                 9,678        136            19.4

Dealer's Auto Auction                       1      OK              9,602            95        52.5
Fenton Motors Group                         3      OK              9,049           118        18.8
Clearwater Toyota/Mitsubishi
   (Sonic Automotive)                       2      FL              8,699            65        10.9
Kline Automotive                            2      VA              8,533            71        25.2
Town and Country Automotive                 5      CT              7,647            80        11.3
Ken Dixon Automotive                        1      MD              7,308            57         9.2
Cherner Automotive Group                    1      VA              6,432            44         5.3
Crown Auto World                            1      OK              6,332            64         8.2
Good News Automotive                        7      MD              5,492            93        20.3
Orr Automotive                              4      LA, TX          5,489            35         9.0
Jackson Automotive Group                    5      TX              4,514            85        28.9
Freightliner of Dothan                      1      AL              2,684            59         7.5
FirstAmerica Automotive                     1      CA              2,102             -         3.6
                                          ---                   --------         -----       -----
Total                                     120                   $511,132         4,304       708.8

   GENERAL DESCRIPTION OF PROPERTIES


   As of December 31, 1998, Capital Automotive Group's properties conform generally to the following specifications for size, cost and type of land, buildings and other improvements.

   Land sizes typically range from less than one acre to over 50 acres. The improvements on the properties generally consist of one or more retail showrooms, office space (which may or may not be contained in a separate building), adjacent full service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops and parking for inventory. The properties generally are zoned for a wide range of commercial uses and typically have frontage on major transportation arteries with high traffic patterns, high visibility, bright signage and ease of entrance and exit.

     PROPERTY AND LEASE CONCENTRATIONS

     Capital Automotive Group invests in properties throughout the United States. As of December 31, 1998, the properties were diversified across 18 states with a maximum "geographic concentration" in Texas equal to 26.7% of Capital Automotive Group's total property investment. Properties located in Virginia represented a concentration of 18.5%, with no other geographic concentrations exceeding 10%.

     As of December 31, 1998, the properties were leased to 30 different dealer groups. Rosenthal accounted for approximately 17.7% of Capital Automotive Group's total revenue for the fiscal year ended December 31, 1998. Rosenthal accounted for 22.9% of Capital

Automotive Group's total rental revenue for the fiscal year ended December 31, 1998 and 13.5% of Capital Automotive Group's annualized rental revenue as of December 31, 1998. The Rosenthal properties were acquired in February 1998. As Capital Automotive Group's portfolio continues to grow and total rental revenue increases, the percent of total rental revenue relating to Rosenthal will decrease. For the fiscal year ended December 31, 1998, no other dealer group or single property contributed more than 10% of Capital Automotive Group's total revenue.

                          ITEM 3.  LEGAL PROCEEDINGS

  Capital Automotive Group is not a party to any legal proceedings. Under the leases, the lessees are obligated to indemnify Capital Automotive Group from and against all liabilities, costs and expenses imposed upon or asserted against Capital Automotive Group (1) as owner of the properties on account of certain matters relating to the operation of the properties by the lessee, and (2) where appropriate, on account of certain matters relating to the ownership of the properties prior to their acquisition by Capital Automotive Group. See "Item
1- Business--The Properties, Leases, Typical Lease Terms and Dealerships--Leases and Typical Lease Terms--Indemnification."

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  (a) On December 7, 1998, the Operating Partnership issued 264,294 Units to Security Holdings, Inc. as partial consideration for the acquisition of two parcels of real property and improvements located in McAlester and Ada, Oklahoma. The Units are redeemable beginning on January 31, 2000 by the Partnership for cash, or at the option of the Company, common shares of the Company, on a one-for-one basis, or cash. The offering and sale of the Units was exempt from registration as a private placement under Section 4(2) of the Securities Act.

       As of December 30, 1998, the Company exchanged the warrant for 707,079 Units held by John J. Pohanka for the warrant exercisable for 707,079 common shares at the same exercise price of $15.00 per share and on identical terms as the warrant for Units. The warrant for Units has been cancelled. The offering and exchange of the warrant was exempt from registration as a private placement under Section 4(2) of the Securities Act.

       As of December 31, 1998, the Company exchanged the warrant exercisable for 50,000 Units held by Robert M. Rosenthal for the warrant exercisable for 50,000 common shares. As of December 31, 1998, the Company exchanged the warrant exercisable for 657,079 Units held by Rosenthal & Daughters L.L.C. for the warrant exercisable for 657,079 common shares. The warrants for common shares are exercisable at the same exercise price of $15.00 per share and have identical terms as the warrants for Units. The warrants for Units have been cancelled. The offering and exchange of the warrants was exempt from registration as a private placement under Section 4(2) of the Securities Act.

  On September 8, 1998, the Company announced that its Board of Trustees authorized the repurchase of up to 3.0 million common shares. On October 21, 1998, the Company announced that its Board of Trustees authorized the repurchase of up to 3.0 million additional common shares, bringing the total common share repurchase program to 6.0 million. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of the Company's management. The Company repurchased 2,241,700 common shares at an average price of $10.04 per common share, during the three-month period ended December 31, 1998. During the same time period, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

  (b) The common shares have been trading on the Nasdaq National Market under the symbol "CARS" since February 13, 1998. The Company has listed below the high and low sales prices of the common shares as reported on the Nasdaq National Market and the distributions declared by the Company for the periods indicated.

                                                                    HIGH           LOW         DISTRIBUTION
                                                                   -----           ---         ------------
     FISCAL YEAR ENDED DECEMBER 31, 1998

       First fiscal quarter (from February 13, 1998)             $19 3/4         $16  1/4         $0.076
       Second fiscal quarter                                      19 3/8          13  1/8          0.210
       Third fiscal quarter                                       15 3/4          10  7/8          0.270
       Fourth fiscal quarter                                      14 7/8           8 13/16         0.320


     On March 17, 1999, the reported closing sales price on the Nasdaq National Market was $12.75 per share and there were approximately 34 holders of record of the common shares of the Company. The Company believes the total number of beneficial shareholders of the Company to be approximately 2,200 since certain common shares are held by depositories, brokers and other nominees.

                    ITEM 6.  SELECTED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED DECEMBER 31,
                                                          1998         1997
                                                       ----------   -----------
Total Revenue                                            $ 34,931       $    -
Net Income (Loss)                                          16,491         (650)
Diluted Earnings Per Share                                   0.79            -
Annual Cash Dividend Declared Per Share                     0.876            -

                                                           AS OF DECEMBER 31,
                                                           1998          1997
                                                       ----------   ----------
Real Estate Before Accumulated Depreciation              $511,132       $    -
Total Assets                                              583,211        1,011
Total Debt                                                161,997        1,000
Minority Interest                                          93,898            -
Total Shareholders' Equity (Deficit)                      308,657         (650)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

     The following discussion and analysis of Capital Automotive REIT (the "Company") should be read in conjunction with the consolidated financial statements and the notes thereto which appear elsewhere in this annual report.

     OVERVIEW

   The Company was formed as a Maryland real estate investment trust on October 20, 1997 and was initially capitalized on such date through the sale of ten common shares of beneficial interest, par value $.01 per share. The Company's mission is to purchase and lease back, pursuant to long-term triple-net leases, the real property and improvements used by multi-site, multi-franchised automotive dealerships and related businesses located predominately in major metropolitan areas throughout the United States, through its ownership interest in Capital Automotive L.P. (the "Operating Partnership"). The Company is the first publicly-traded real estate investment trust formed primarily to acquire and lease back the real estate used by automotive dealers and automotive-related businesses.

   In February 1998, the Company completed an Initial Public Offering ("IPO") of its common shares of beneficial interest, par value $.01 per share ("Common Shares") whereby 20.0 million Common Shares were issued at $15 per Common
Share, resulting in net proceeds of approximately $275.4 million, after underwriting discounts and commissions and other expenses of the IPO. In addition, FBR Asset Investment Corporation, an affiliate of Friedman, Billings, Ramsey & Co., Inc. ("FBR"), the representative of the underwriters in the IPO, purchased 1,792,115 Common Shares of the Company at the IPO price in a private placement offering, resulting in net proceeds of $25.0 million, net of underwriting discounts (the "FBR Offering"). In March 1998, 3.0 million Common Shares subject to the underwriters' over-allotment option were issued at $15 per Common Share, resulting in net proceeds of approximately $41.9 million, after underwriting discounts and commissions. The Company contributed the net proceeds of the IPO, over-allotment option and the FBR Offering to the Operating Partnership in exchange for 24,792,115 units of limited partnership interests ("Units") in the Operating Partnership.

   Typically the Operating Partnership forms a subsidiary limited liability company or limited partnership to own properties acquired from a given dealership group. This structure is intended to facilitate financings and transfers involving such properties. As of December 31, 1998, the Company held a 76.7% general partnership interest in the Operating Partnership. The Operating Partnership and its subsidiaries collectively owned 120 properties as of December 31, 1998.

   Substantially all of the Company's revenues are derived from (1) rents received under long-term triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

   The Company incurs operating and administrative expenses including principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay advisory fees for services, although the Company will engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is the depreciation of its properties. The Company depreciates buildings and improvements on the properties currently owned by it over a 40-year and 20-year period for tax and financial reporting purposes, respectively. The Company does not own or lease any significant personal property, furniture or equipment at any property currently owned by it.

   ACQUISITIONS

     As of December 31, 1998, the Company, through the Operating Partnership and its subsidiaries, owned 120 dealership properties used by 30 motor vehicle dealer groups ("Dealer Groups") with a total investment of approximately $511.1 million, consisting of $218.8 million in cash (including estimated closing costs through December 31, 1998), $12.0 million in the assumption of mortgage debt, $181.5 million in the assumption and repayment of mortgage debt and approximately 6.6 million Units (valued at $98.8 million). These properties total 708.8 acres of land, 4.3 million square feet of buildings and improvements and are located in 18 states including, Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Indiana, Louisiana, Maryland, Missouri, Nevada, Ohio, Oklahoma, Pennsylvania, Texas, and Virginia. The Company's properties have initial lease terms generally ranging from ten to 20 years and are operated by 196 automotive franchisees. The Company's portfolio weighted average initial cap rate was 10.6%, which is calculated as the percentage of the 1998 initial annual base rent over the purchase price paid to the sellers for the related properties.

     Subsequent to December 31, 1998, the Company closed on the acquisition of 11 dealership properties and renovations having an aggregate purchase price of approximately $54.0 million, for substantially all cash. These properties total approximately 51 acres, are located in three states and are operated by seven automotive franchisees.

     RESULTS OF OPERATIONS

     The Company had no operations prior to October 20, 1997 (the date of organization). Although the Company was formed prior to January 1, 1998, it did not complete its IPO until February 19, 1998, at which time it began generating rental income.

     Rental revenue was $27.0 million for the year ended December 31, 1998. The rental revenue was generated from the immediate lease back of 120 properties purchased during the year ended December 31, 1998. Of the 120 properties, 35 of the properties closed during the first quarter of 1998, 29 properties closed during the second quarter of 1998, 31 properties closed during the third quarter of 1998 and 25 closed during the fourth quarter of 1998.

     Interest income was $7.9 million for the year ended December 31, 1998. Interest income was primarily generated from the investment of the excess of the net proceeds of the IPO, the FBR Offering, exercise of the underwriters' over-allotment option and debt issued during the year over the amount invested in properties.

     Depreciation and amortization was $6.3 million for the year ended December 31, 1998 and consisted primarily of depreciation on the properties purchased during the year.

     General and administrative expenses were $5.5 million for the year ended December 31, 1998 and consisted primarily of payroll and related benefits, professional services and other administrative costs.

     Interest expense was $2.3 million for the year ended December 31, 1998 and consisted of interest charged on the Company's outstanding debt during the year.

     LIQUIDITY AND CAPITAL RESOURCES

     Upon the completion of the IPO, the FBR Offering and the underwriters' over-allotment option, the Company received net proceeds of approximately $342.3 million, after underwriting discounts and commissions and other expenses of the IPO.

     In February 1999, the Company, through the Operating Partnership and its subsidiaries, secured approval from a financial institution for a $50.0 million revolving credit facility. Final terms and conditions are subject to further negotiations. The credit facility will provide short-term funds for the acquisition of automotive dealership properties and for general corporate purposes. The current term is for three years, extendable annually at the lender's discretion, and borrowings will bear interest at a rate equal to the one month LIBOR plus 175 basis points. The borrowings will require quarterly interest only payments in arrears. The Company intends to increase the capacity under this revolving facility through the inclusion of additional financial institutions.

     On November 18, 1998, four newly-formed subsidiaries of the Company and Operating Partnership closed on a $150.0 million, non-recourse loan (the "Permanent Loan") with Global Alliance Finance Company, L.L.C. (the "Lender"). The Permanent Loan requires consecutive monthly payments of interest only for two years. Thereafter, monthly payments of principal and interest will be required in an amount sufficient to amortize the Permanent Loan over a 25-year term. The term of the Permanent Loan is ten years and it bears interest at a rate equal to 7.67% per annum until maturity on December 1, 2008. The weighted average interest rate for 1998 for the Permanent Loan was approximately 8.06%. The Permanent Loan is secured by mortgages on the properties financed. The Operating Partnership has provided a limited $35 million guaranty of the Permanent Loan, which guaranty is contingent upon the occurrence of certain circumstances. A portion of the loan proceeds was used to pay off existing debt and the balance used to finance acquisitions, working capital and for other corporate purposes.

     Subsequent to December 31, 1998, the Company and the Lender modified the terms on approximately $38.0 million of the Permanent Loan in order for the Lender to have more flexibility in structuring a commercial mortgage backed security execution. The interest rate on this portion of the Permanent Loan was reduced to 7.59% per annum, the monthly interest only payments were reduced to one year and the amortization period was reduced to approximately 17 years.

     On November 5, 1998 the Company assumed a mortgage note payable to a financial institution in the principal amount of approximately $12.0 million. The note was assumed as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired. The mortgage note bears interest at a rate equal to 7.50% per annum until maturity on January 20, 2003. The weighted average interest rate for 1998 for the mortgage note was approximately 7.61%. Principal and interest are payable monthly. Any outstanding principal and interest shall be due and payable upon maturity.

     On October 16, 1998, the Company, through the Operating Partnership, entered into a $50.0 million bridge loan with the Lender to finance acquisitions, working capital and for other corporate purposes ("Bridge Loan"). The Bridge Loan required monthly payments of interest only and incurred interest at the rate equal to the one month LIBOR plus 200 basis points. The Bridge Loan was repaid with a portion of the proceeds of the Permanent Loan on November 20, 1998.

     In February 1998, the Company, through the Operating Partnership, entered into a secured revolving line of credit from NationsBank, N.A. (the "Bank") providing for a borrowing capacity of $10.0 million. Borrowings incurred interest at a fluctuating rate equal to the one month LIBOR plus 150 basis points. On August 14, 1998, the Company and the Bank amended and restated the line of credit to increase the borrowing capacity to $13.5 million and extended the expiration date to November 19, 1998. On September 8, 1998, the Company and the Bank again amended and restated the line of credit to increase the borrowing capacity to $19.1 million and on November 6, 1998 extended the expiration date to December 19, 1998. The outstanding balance of $13.0 million was repaid on November 20, 1998 with a portion of the proceeds of the Permanent Loan.

     On September 8, 1998, the Company announced that its Board of Trustees had authorized the repurchase of up to 3.0 million Common Shares. On October 21, 1998, the Company announced that its Board of Trustees had authorized the repurchase of up to 3.0 million additional Common Shares, bringing the total Common Share repurchase program to 6.0 million. Purchases have been and will be made from time-to-time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of the Company's management. During 1998, the Company repurchased 3,184,700 Common Shares at an average price of $10.51 per Common Share. During the same time period, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

     The Company anticipates that cash from operations and existing and future short-term and long-term debt will provide adequate liquidity to acquire additional properties, conduct its operations, fund administrative and operating costs and interest payments, and allow distributions to shareholders in accordance with the Internal Revenue Code of 1986, as amended (the "Code") requirements for qualification as a real estate investment trust and to avoid any corporate level federal income or excise tax for at least the next twelve months.

     In order to qualify as a real estate investment trust for federal income tax purposes, the Company will be required to make substantial distributions to its shareholders. The following factors, among others, will influence the decisions of the Board of Trustees regarding distributions: (1) annual base rent under the leases; and (2) returns from short-term investments. Although the Company will receive most of its rental payments on a monthly basis, it intends to make distributions quarterly. Amounts accumulated for distribution are expected to be invested by the Company in short-term investments.

     The Company also intends to borrow additional amounts in connection with the acquisition of additional properties, the renovation or expansion of properties, or, as necessary, to meet certain distribution requirements imposed on a real estate investment trust under the Code. The Company may raise additional long-term capital by issuing, in public or private transactions, debt or other equity securities, but the availability and terms of any such issuance will depend upon the market and other conditions.

     On October 20, 1998, the Board of Trustees approved a resolution providing that the policy of the Company shall be to operate with a debt-to-asset ratio of not more than approximately 50%. Prior to that date, the Company's policy on the use of leverage was not more than 50% of total market capitalization. Management believes that the revised policy is more in line with the Company's overall business strategy.

     The Company anticipates that as a result of its initially low ratio of debt-to-assets and its policy to maintain such ratio at no more than approximately 50%, it will be able to obtain additional financing for its long-term capital needs.

     Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Units as consideration for such purchases.

     YEAR 2000 COMPLIANCE

     Management of the Company has adopted a plan to confront year 2000 issues. Under the plan, management is conducting an assessment of the potential material effect of year 2000 issues on the Company's business, results of operations, and financial condition and is determining ways to mitigate the issues.

     The year 2000 issue exists because many date-sensitive computer systems and applications use a two-digit number to recognize the year. When the year 2000 arrives, the computer system may recognize the year as 1900 or not at all. Information technology and embedded technology that is not year 2000 compliant may cause computer systems to process critical financial and operational information incorrectly, which could lead to disruptions in the Company's operations.

     The Company's year 2000 plan has three focal points including: (1) the Company's internal financial data and operating systems, (2) the Company's property tenants' financial data and operating systems, and (3) significant third parties with whom the Company or the Company's tenants have material relationships. The plan is organized to assess the potential risk of year 2000 issues and provide ways to mitigate those risks.

     The Company's Internal Financial Data and Operating Systems

     The Company has completed an assessment of both its information technology and the embedded technology of its computer systems and software applications that could materially affect the Company's business and believes that they are year 2000 compliant. The Company came to this conclusion after receiving assurance of compliance from the manufacturers of the Company's network, hardware and material software applications, as well as by running tests using year 2000 data on the Company's accounting software applications. Although the

Company believes the computer systems and software applications are year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future.

     The Company's Property Tenants' Financial Data and Operating Systems

     The Company has had discussions with the management of several of the Company's tenants regarding their year 2000 compliance. In addition, the Company's tenants were sent questionnaires regarding the year 2000 compliance of their financial data and operating systems. The questionnaire specifically addresses areas which the Company believes may pose a material risk and requests that each tenant characterize their year 2000 readiness. Tenants have been asked to describe the steps they have taken to ensure year 2000 readiness and when non-ready systems will be in compliance. The Company is currently waiting for the tenants' responses and will, upon receipt, assess the risk and the need of a contingency plan. The Company is currently not aware of any tenants who are not year 2000 compliant.

     Material Third Parties

     There are significant third parties on which the Company's and the tenants' operations are dependent. Included in the tenants' questionnaires are questions relating to the tenants' significant third party dependencies. In addition, the Company has requested and received written confirmation from its significant third parties of their year 2000 compliance.

     Overall, the Company believes that it will not incur significant costs in modifying its existing software applications, replacing hardware or hiring consultants in resolving year 2000 issues. Although the Company has not incurred any material expenditures relating to year 2000 issues as of December 31, 1998, there can be no assurance as to the magnitude of future costs until the Company's assessment is complete.

     Failure to correct material year 2000 issues may result in the interruption, or failure of, certain normal business activities or operations and may adversely affect the Company's results of operations, liquidity and financial condition. Management of the Company believes that continued progress in implementing the year 2000 plan will significantly reduce the Company's potential of a year 2000 operational interruption. As of December 31, 1998, management of the Company had no knowledge of a year 2000 event or uncertainty that is likely to materially affect the Company.

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

     FFO of the Operating Partnership for the year ended December 31, 1998 is computed as follows (in thousands):

Net Income before Minority Interest          $20,886

Real Estate Depreciation and Amortization      6,161
                                             -------
Funds From Operations                        $27,047
                                             =======

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by the Company's management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results of operations.

Interest rate fluctuations will effect the fair value of the Company's fixed rate debt instruments. If interest rates on the Company's fixed rate debt instruments at December 31, 1998 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $9.7 million. As of December 31, 1998, the Company does not have any variable rate debt instruments, and therefore interest rate fluctuations would not have effected the Company's annual interest costs for the year ended December 31, 1998.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  Index to Consolidated Financial Statements

                                                                   Page No.
                                                                   --------

Report of Independent Accountants - Arthur Andersen LLP ............. 27

Consolidated Balance Sheets ......................................... 28

Consolidated Statements of Operations ............................... 29

Consolidated Statements of Changes in Shareholders'
   Equity (Deficit) ................................................. 30

Consolidated Statements of Cash Flows ............................... 31

Notes to Consolidated Financial Statements .......................... 32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Capital Automotive REIT:

     We have audited the accompanying consolidated balance sheets of Capital Automotive REIT (a Maryland real estate investment trust, the "Company") and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 1998 and the period from October 20, 1997 (date of organization) through December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Automotive REIT and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998 and the period from October 20, 1997 (date of organization) through December 31, 1997 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                /s/ ARTHUR ANDERSEN LLP

Washington, D.C.
January 29, 1999

                            CAPITAL AUTOMOTIVE REIT
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  AS OF DECEMBER 31,
                                                                  1998         1997
                                                               ----------    ---------
ASSETS
Real estate:
  Land                                                         $  238,970    $       -
  Buildings and improvements                                      272,162            -
  Accumulated depreciation                                         (6,145)           -
                                                               ----------    ---------
                                                                  504,987            -

Furniture, fixtures and equipment, net
    of accumulated depreciation                                       251           29

Cash and cash equivalents                                          72,106           25

Other assets, net                                                   5,867          957
                                                               ----------    ---------
    TOTAL ASSETS                                               $  583,211    $   1,011
                                                               ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
LIABILITIES:
Mortgage loans                                                 $  161,997    $       -
Borrowings under line of credit                                         -        1,000
Accounts payable and accrued expenses                              14,752          661
Security deposits payable                                           3,907            -
                                                               ----------    ---------
    TOTAL LIABILITIES                                             180,656        1,661
                                                               ----------    ---------

Minority interest                                                  93,898            -

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                                 -            -
Common shares, $.01 par value; 100,000,000
    shares authorized; 24,792,115 and 10 shares issued                248            -
Additional paid-in-capital                                        345,905            -
Accumulated deficit                                                (4,025)        (650)
Less treasury shares at cost, 3,184,700 common shares             (33,471)           -
                                                               ----------    ---------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                         308,657         (650)
                                                               ----------    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)      $  583,211    $   1,011
                                                               ==========    =========

See accompanying Notes to Consolidated Financial Statements.

                            CAPITAL AUTOMOTIVE REIT
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     YEARS ENDED DECEMBER 31,
                                                      1998             1997
                                                     -------          -------
Revenue:
Rental                                               $27,027            $   -
Interest and other                                     7,904                -
                                                    --------         --------
    Total revenue                                     34,931                -
                                                    --------         --------

Expenses:
Depreciation and amortization                          6,304                -
General and administrative                             5,487              649
Interest                                               2,254                1
                                                    --------         --------
    Total expenses                                    14,045              650
                                                    --------         --------

Net income (loss) before minority interest            20,886             (650)
Minority interest                                     (4,395)               -
                                                    --------         --------
Net income (loss)                                    $16,491            $(650)
                                                    ========         ========


Shares of common stock outstanding used to
  compute basic earnings per share                    20,927                -
                                                    ========         ========

Basic earnings per share                               $0.79            $   -
                                                    ========         ========

Shares of common stock outstanding used to
  compute diluted earnings per share                  20,978                -
                                                    ========         ========

Diluted earnings per share                             $0.79            $   -
                                                    ========         ========

See accompanying Notes to Consolidated Financial Statements.

                                                      CAPITAL AUTOMOTIVE REIT
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    COMMON SHARES         ADDITIONAL
                                               -----------------------     PAID-IN       ACCUMULATED      TREASURY
                                                 SHARES        AMOUNT      CAPITAL         DEFICIT         SHARES         TOTAL
                                               ------------   --------    ----------     -----------      ---------      --------
BALANCE AT OCTOBER 20, 1997                               -     $    -      $      -        $      -      $       -      $      -
Net loss                                                  -          -             -            (650)             -          (650)
Capital contribution                                     10          -             -               -              -             -
                                               ------------     ------    ----------     -----------      ---------      --------
BALANCE AT DECEMBER 31, 1997                             10          -             -            (650)             -          (650)

Repurchase of initial shares                            (10)         -             -               -              -             -
Proceeds from initial public offering            20,000,000        200       299,800               -              -       300,000
Proceeds from exercise of underwriters'
 over-allotment option                            3,000,000         30        44,970               -              -        45,000
Proceeds from private placement                   1,792,115         18        24,982               -              -        25,000
Payment of underwriting discounts, commissions
 and other offering expenses                              -          -       (27,715)              -              -       (27,715)
Adjustment to reflect minority interest
 ownership in Operating Partnership                       -          -         3,868               -              -         3,868
Purchase of treasury shares                      (3,184,700)         -             -               -        (33,471)      (33,471)
Dividend payment                                          -          -             -         (19,866)             -       (19,866)
Net income                                                -          -             -          16,491              -        16,491
                                               ------------     ------    ----------     -----------      ---------      --------
BALANCE AT DECEMBER 31, 1998                     21,607,415     $  248      $345,905        $ (4,025)     $ (33,471)     $308,657
                                               ============     ======    ==========     ===========      =========      ========

See accompanying Notes to Consolidated Financial Statements.

                                                  CAPITAL AUTOMOTIVE REIT
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)
                                                                                          YEARS ENDED DECEMBER 31,
                                                                                     1998                          1997
                                                                                ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $  16,491                      $     (650)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                         6,304                               -
Income applicable to minority interest                                                4,395                               -
Increase in other assets                                                               (603)                           (957)
Increase in accounts payable and accrued expenses                                     5,118                             661
Increase in security deposits payable                                                 3,907                               -
                                                                                -----------                    ------------
   Net cash provided by (used in) operating activities                               35,612                            (946)
                                                                                -----------                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment                                                    (286)                            (29)
Real estate acquisitions                                                           (412,346)                              -
                                                                                -----------                    ------------
   Net cash used in investing activities                                           (412,632)                            (29)
                                                                                -----------                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                                                        63,000                           1,000
Proceeds from mortgage loans                                                        162,032                               -
Repayment of bank borrowings                                                        (64,000)                              -
Mortgage principal payments                                                             (35)                              -
Payment of loan costs                                                                (4,401)                              -
Proceeds from issuance of initial public offering of
   common shares and underwriters' over-allotment
   option, net of issuance costs                                                    317,285                               -
Proceeds from issuance of private placement,
   net of issuance costs                                                             25,000                               -
Payment of cash dividend                                                            (12,952)                              -
Payment of partner distribution                                                      (3,357)                              -
Purchase of treasury shares                                                         (33,471)                              -
                                                                                -----------                    ------------
   Net cash provided by financing activities                                        449,101                           1,000
                                                                                -----------                    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            72,081                              25

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         25                               -
                                                                                -----------                    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  72,106                      $       25
                                                                                ===========                    ============

SUPPLEMENTAL DATA:

Real estate acquisitions in exchange for partnership units                        $  98,786                      $        -
                                                                                ===========                    ============

Fourth quarter distribution declared in 1998, payable in
  January 1999                                                                    $   8,973                      $        -
                                                                                ===========                    ============

Interest paid during the period                                                   $   2,177                      $        -
                                                                                ===========                    ============

See accompanying Notes to Consolidated Financial Statements.

                            CAPITAL AUTOMOTIVE REIT

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Capital Automotive REIT (the "Company") was formed as a Maryland real estate investment trust on October 20, 1997 and was initially capitalized on such date through the sale of ten common shares of beneficial interest, par value $.01 per share. The Company's mission is to purchase and lease back, pursuant to long-term triple net leases, the real property and improvements used by multi-site, multi-franchised automotive dealerships and related businesses located predominately in major metropolitan areas throughout the United States, through its ownership interest in Capital Automotive L.P. (the "Operating Partnership").

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

     Typically the Operating Partnership forms a subsidiary limited liability company or limited partnership to own properties acquired from a given dealership group. This structure is intended to facilitate financings and transfers involving such properties. As of December 31, 1998, the Company held a 76.7% general partnership interest in the Operating Partnership. The Operating Partnership and its subsidiaries collectively owned 120 properties as of December 31, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company, the Operating Partnership and the Company's and Operating Partnership's wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Real Estate and Depreciation

     Real estate assets are recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 years for the buildings and improvements.

     The Company periodically assesses its real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. A significant decrease in the real estate's fair market value, an accumulation of costs significantly exceeding amounts originally expected to acquire the asset or a tenant's inability to perform its duties and pay rent under the terms of the lease, may all effect the ability of the Company to recover the carrying amount of the real property. Management considers current market conditions, tenant credit analysis and third party valuations in determining the net realizable value of the Company's rental properties. After completing this assessment, management believes no impairment has occurred in its net property carrying values as of December 31, 1998.

     Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years.

     Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid instruments purchased with original maturities of three months or less.

     Deferred Loan Costs

     Included in other assets are costs incurred in connection with the issuance of mortgage notes during 1998, which costs are amortized over the terms of the notes on a straight-line basis (which approximates the effective interest method).

     Capitalized Leasing Costs

     Certain initial direct costs incurred by the Company in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective lessee's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating contract terms, preparing lease documents and closing the transaction.

     Income Taxes

     The Company is qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended. As a real estate investment trust, the Company is generally not subject to federal income tax to the extent that it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements.

     Rental Revenue Recognition

     The Company leases its real estate under long-term triple net leases which require the lessees to pay substantially all expenses associated with the operations, including taxes, utilities, insurance, repairs, maintenance and other expenses. All leases are accounted for as operating leases.

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

     Fair Value of Financial Instruments

     The Company compares the carrying value and the estimated fair value of its financial instruments. Due to the highly liquid and short-term nature of the Company's investments, the carrying value approximates the fair value. After determining fair value of long-term debt instruments by discounting future cash flows using current market rates, management believes there were no material differences in the carrying value and the fair value of the Company's debt instruments as of December 31, 1998 and 1997.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that the adoption of SFAS 133 will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits." This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods for comparative purposes. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required by SFAS No. 87. The adoption of SFAS No. 132 had no significant impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income in the Company's financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 had no significant impact on the Company's consolidated financial statements.

4.   ACQUISITIONS OF PROPERTIES

     As of December 31, 1998, the Company, through the Operating Partnership and its subsidiaries, owned 120 dealership properties used by 30 motor vehicle dealer groups ("Dealer Groups"), located in 18 states, operated by 196 automotive franchisees, totaling 4.3 million square feet of buildings and improvements on 708.8 acres of land. The Company acquired the properties for an aggregate purchase price of approximately $511.1 million, consisting of $218.8 million in cash (including estimated closing costs through December 31, 1998), $12.0 million in the assumption of mortgage debt, $181.5 million in the assumption and repayment of mortgage debt and approximately 6.6 million Units (valued at $98.8 million). The following is a summary of acquisitions for 1998 (total purchase price includes estimated closing costs through December 31, 1998):

                                                                                BUILDINGS AND                       TOTAL
                                                           NUMBER OF         IMPROVEMENTS SQUARE     LAND          PURCHASE
DEALER GROUP NAME                                          PROPERTIES      FOOTAGE (in thousands)    ACRES   PRICE (in thousands)
---------------------------------------------------    ---------------     ----------------------   ------   --------------------
Rosenthal Automotive Group                                       7                    332             41.2         $ 65,256
Kelley Automotive Group                                         12                    482             72.8           48,398
Momentum Automotive                                              5                    211             27.5           37,048
Cross Continent Automotive                                       6                    505             55.0           36,750
Park Place Motorcars                                             3                    165             20.5           34,035
Pohanka Automotive Group                                         9                    246             39.5           31,481
Roundtree Automotive Group                                       9                    246             47.5           27,344
Gunn Automotive Group                                            5                    208             30.9           22,434
Gurley-Leep Automotive Group                                     4                    167             28.9           22,080
Group 1 Automotive, Inc. and Sterling McCall                     6                    161             34.7           20,270
Sheehy Auto Stores                                               4                    103             22.2           14,071
Motorcars Automotive Group                                       3                    144              8.3           12,947
Warren Henry Automobiles                                         3                     70             10.9           12,704
Behlmann Automotive                                              3                    112             23.9           12,237
Hand Automotive Group                                            2                     40              6.3           10,680
O'Rielly Motor Company                                           1                    110              8.6            9,836
Lynn Alexander Automotive Group                                  4                    136             19.4            9,678
Dealer's Auto Auction                                            1                     95             52.5            9,602
Fenton Motors Group                                              3                    118             18.8            9,049
Clearwater Toyota / Mitsubishi (Sonic Automotive)                2                     65             10.9            8,699
Kline Automotive                                                 2                     71             25.2            8,533
Town and Country Automotive                                      5                     80             11.3            7,647
Ken Dixon Automotive                                             1                     57              9.2            7,308
Cherner Automotive Group                                         1                     44              5.3            6,432
Crown Auto World                                                 1                     64              8.2            6,332
Good News Automotive                                             7                     93             20.3            5,492
Orr Automotive                                                   4                     35              9.0            5,489
Jackson Automotive Group                                         5                     85             28.9            4,514
Freightliner of Dothan                                           1                     59              7.5            2,684
FirstAmerica Automotive                                          1                      -              3.6            2,102
                                                          -------------           -----------     --------   --------------------
Grand Total                                                    120                  4,304            708.8         $511,132

     As of December 31, 1998, the Company had entered into definitive agreements to acquire 18 properties from three Dealer Groups, located in three states, for an aggregate purchase price of approximately $57.7 million. Definitive agreements as of December 31, 1998 consisted of the following:

     Definitive agreement to acquire three properties from McCluskey Chevrolet, located in Cincinnati, Ohio, for a purchase price of approximately $5.5 million. These properties were acquired subsequent to December 31, 1998.

     Definitive agreement to acquire nine additional properties from Group 1 Automotive, Inc. and its affiliates, located in Round Rock, Houston, Austin, and Elgin, Texas for a purchase price of approximately $34.2 million. Of these properties, six were acquired subsequent to December 31, 1998 for a purchase price of approximately $24.0 million.

     Definitive agreement to acquire six properties from Lithia Properties, L.L.C., an affiliate of Lithia Motors, Inc., located in Medford and Grants Pass, Oregon, for a purchase price of approximately $18.0 million.

     Automotive Realty Trust of America ("ARTA")

     On July 23, 1998, the Company announced the execution of a definitive agreement that would permit the Company to purchase certain properties then under contract with ARTA. ARTA had contracted with 17 automotive dealer groups to acquire 67 properties for an aggregate purchase price of $334.5 million.
ARTA had filed a registration statement on April 20, 1998 with the Securities and Exchange Commission to pursue an initial public offering as a self-administered, self-managed real estate investment trust. Under the terms of the agreement with the Company, ARTA agreed to assign its purchase contracts to the Company, subject to the approval of the respective selling Dealer Groups. Closings on individual properties were subject to the revision of certain purchase and lease terms and the satisfactory completion by the Company of property level and financial due diligence. The Company agreed to compensate ARTA on a pro rata basis upon the acquisition of the assets, as well as upon the acquisition of ARTA's existing marketing network and its acquisition pipeline.

     During the year ended December 31, 1998, the Company completed acquisitions for approximately $96.1 million (including estimated closing costs through December 31, 1998) in conjunction with the ARTA agreement. Consideration for the acquisitions was substantially all cash. The acquisitions included 16 dealership properties from five Dealer Groups used by 27 automotive franchisees, and totaled 79.7 acres. Subsequent to December 31, 1998, the Company completed the acquisition of additional properties and renovations totaling approximately $42.4 million (including estimated closing costs) in conjunction with the ARTA agreement. Consideration for the acquisitions was substantially all cash. On January 5, 1999, the parties to the ARTA agreement released each other from all obligations and liability thereunder.

5.   RELATED PARTY TRANSACTIONS

     During 1998, the Company, through the Operating Partnership and its subsidiaries, purchased 20 properties for an aggregate purchase price of approximately $110.8 million from three Dealer Groups, three of the principals of which are members of the Company's Board of Trustees. In conjunction with the purchases, the Company entered into long-term triple net lease agreements with two 10-year extensions exercisable at the option of the tenant. The leases in the aggregate provide for initial annual base rental payments to the Company of approximately $12.1 million.

6.   OPERATING LEASES

     In connection with the acquisitions listed in Note 4 above, the Company, through the Operating Partnership and its subsidiaries, entered into long-term triple net lease agreements (the "Leases") with the operators of the dealerships (the "Lessees"). The Leases have initial terms generally ranging from ten to 20 years and generally include multiple options to renew upon the same terms and conditions, exercisable at the option of the Lessees. Base rent is adjusted upward periodically, usually based on a factor of the consumer price index ("CPI"). In general, the lease terms establish minimum and maximum periodic adjustments. Several of the Company's Leases offer tenant purchase options at various points throughout the Lease terms, generally based on fair market value of the property, or the greater of fair market value of the property or the Company's purchase price as increased by a factor of CPI at the time of the option. Future minimum rental payments will be received as follows (in thousands):

               For the Year Ended December 31,
               1999                             $ 52,200
               2000                               52,323
               2001                               52,455
               2002                               52,589
               2003                               52,735
               Thereafter                        398,616
                                                --------
               Total                            $660,918
                                                ========

     On March 1, 1998, the Company entered into a six-year lease agreement for its current office space, accounted for as an operating lease. Future minimum lease payments at December 31, 1998 are $199,920 per year for the next five years and $33,320 thereafter, totaling approximately $1.0 million.

7.   EARNINGS PER SHARE

     A reconciliation of net income and weighted average shares used to calculate basic and diluted earnings per share for the twelve months ended December 31, 1998 is as follows (in thousands, except per share data):

                                   Net       Weighted            Earnings
                                   Income    Average Shares      Per Share
                                   ------    --------------      ---------
Earnings per share - basic         $16,491   20,927               $0.79

Effect of dilutive securities:

Options (1)                             --       51      --
                                   -------   ------   -----

Earnings per share - diluted       $16,491   20,978   $0.79
                                   =======   ======   =====

-----------------
(1) Adjustment to weighted average shares reflects exercise of dilutive options for shares assuming treasury stock method.

8.   MORTGAGE LOANS

     On November 18, 1998, four newly-formed subsidiaries of the Company and Operating Partnership closed on a $150.0 million, non-recourse loan (the "Permanent Loan") with Global Alliance Finance Company, L.L.C. (the "Lender"). The Permanent Loan requires consecutive monthly payments of interest only for two years. Thereafter, monthly payments of principal and interest will be required in an amount sufficient to amortize the Permanent Loan over a 25-year term. The term of the Permanent Loan is ten years and it bears interest at a rate equal to 7.67% per annum until maturity on December 1, 2008. The weighted average interest rate for 1998 for the Permanent Loan was approximately 8.06%. The Permanent Loan is secured by mortgages on the properties financed, which as of December 31, 1998 had an aggregate net book value of approximately $259.3 million. The Operating Partnership has provided a limited $35 million guaranty of the Permanent Loan, which guaranty is contingent upon the occurrence of certain circumstances. A portion of the loan proceeds was used to pay off existing debt and the balance used to finance acquisitions, working capital and for other corporate purposes. Annual principal maturities of the Permanent Loan are as follows (in thousands):

                         For the Year Ended
                         December 31,
                         1999                     $      0
                         2000                            0
                         2001                        1,904
                         2002                        2,058
                         2003                        2,224
                         Thereafter                143,814
                                                  --------
                         Total                    $150,000
                                                  ========

     Subsequent to December 31, 1998, the Company and the Lender modified the terms on approximately $38.0 million of the Permanent Loan in order for the Lender to have more flexibility in structuring a commercial mortgage backed security execution. The interest rate on this portion of the Permanent Loan was reduced to 7.59% per annum, the monthly interest only payments were reduced to one year and the amortization period was reduced to approximately 17 years.

     On September 23, 1998, the Company, through the Operating Partnership, entered into a forward rate lock agreement with the Lender, to effectively lock in advance the fixed per annum interest rate on the Permanent Loan. On the date thereof, the Company paid to the Lender a hedge deposit totaling $3.0 million ("Hedge Deposit") to lock the interest rate at 7.67% per annum for a period of sixty days from such date. The Hedge Deposit was refunded to the Company in conjunction with the Permanent Loan closing on November 20, 1998.

     On October 16, 1998, the Company, through the Operating Partnership, entered into a $50.0 million bridge loan with the Lender to finance acquisitions, working capital and for other corporate purposes ("Bridge Loan"). The Bridge Loan required monthly payments of interest only and incurred interest at the rate equal to the one month LIBOR plus 200 basis points. The Bridge Loan was repaid with a portion of the proceeds of the Permanent Loan on November 20, 1998.

     On November 5, 1998 the Company assumed a mortgage note payable to a financial institution in the principal amount of approximately $12.0 million. The note was assumed as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired, which as of December 31, 1998 have an aggregate net book value of approximately $22.0 million. The mortgage note bears interest at a rate equal to 7.50% per annum until maturity on January 20, 2003. The weighted average interest rate for 1998 for the mortgage note was approximately 7.61%. Principal and interest are payable monthly. Any outstanding principal and interest shall be due and payable upon maturity. Annual principal maturities of the mortgage note are as follows (in thousands):

                              For the Year Ended
                              December 31,
                              1999              $   267
                              2000                  285
                              2001                  311
                              2002                  335
                              2003               10,799
                                                -------
                              Total             $11,997
                                                =======

9.   BORROWINGS UNDER LINE OF CREDIT

     In October 1997, and amended as of January 30, 1998, Friedman, Billings, Ramsey Group, Inc., an affiliate of FBR, issued to the Company a short-term revolving line of credit in the amount of approximately $2.5 million. Draws on the line of credit were used by the Company for organizational costs and offering costs, and were repaid with the proceeds of the IPO.

     In February 1998, the Company, through the Operating Partnership, entered into a secured revolving line of credit from NationsBank, N.A. (the "Bank") providing for a borrowing capacity of $10.0 million. Borrowings incurred interest at a fluctuating rate equal to the one month LIBOR plus 150 basis points. On August 14, 1998, the Company and the Bank amended and restated the line of credit to increase the borrowing capacity to $13.5 million and extended the expiration date to November 19, 1998. On September 8, 1998, the Company and the Bank again amended and restated the line of credit to increase the borrowing capacity to $19.1 million and on November 6, 1998 extended the expiration date to December 19, 1998. The outstanding balance of $13.0 million was repaid on November 20, 1998 with a portion of the proceeds of the Permanent Loan.

10.  MINORITY INTEREST

     Minority interest is calculated at approximately 23.3 percent of the Operating Partnership's partners' capital and net income. The ownership of the Operating Partnership as of December 31, 1998 is as follows (Units in thousands):

                                   Units          Percent
                                   -----          -------
Partners' capital:
      Limited Partners            6,573.3            23.3%
      The Company                21,607.4            76.7%
                                 --------            -----

            Total                28,180.7            100.0%
                                 ========            =====

11.  STOCK OPTIONS

     In February 1998, the Company adopted the Capital Automotive Group 1998 Equity Incentive Plan (the "Plan"). Under the Plan, the Executive Compensation Committee of the Board of Trustees may grant up to approximately 2.8 million options to employees of the Company or the Operating Partnership, outside trustees and certain other service providers, to purchase common shares of beneficial interest of the Company and/or units of limited partnership interest in the Operating Partnership. Options granted under the Plan have exercise prices equal to or greater than the fair market value of a Common Share at the date of the grant and typically become exercisable at a rate of 25% per year over a four-year period, generally commencing on the first anniversary of the date of hire, for employees. For trustees, options become exercisable in stages, one-third beginning six months after date of grant, two-thirds beginning on the first anniversary of the date of grant and 100% beginning on the second anniversary of the date of grant. Options expire no later than the tenth anniversary of the date of grant or, if earlier, within certain time limits for employment termination. As of December 31, 1998 all but approximately 69,000 options were granted under the Plan and 350,000 options were granted outside of the Plan to officers hired during 1998.

     The following is a summary of the Company's option activity for the year ended December 31, 1998 (options in thousands):

                                                                     Weighted
                                                                      Average
                                                  Number of          Exercise
                                                   Options            Price
                                                 -----------        ---------
   Options outstanding at December 31, 1997              -                  -
   Granted                                           3,124             $14.95
   Forfeited                                            22             $15.34
   Exercised or expired                                  -                  -
                                                 -----------        ---------
   Options outstanding at December 31, 1998          3,102             $14.95
                                                     =====             ======

     Options outstanding at December 31, 1998 have exercise prices between $13.75 and $18.69, with a weighted average exercise price of $14.95 and a weighted average remaining contractual life of 9.21 years. At December 31, 1998 there were approximately 668,000 options exercisable at a weighted average exercise price of $15.11 and a weighted average remaining contractual life of
9.14 years.

     The Company applies APB Opinion 25 in accounting for its stock-based compensation and accordingly recognized no compensation expense related to the grant of options during the year ended December 31, 1998. Had the Company's compensation cost been determined using the fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been changed to the following pro-forma amounts (in thousands except per share amounts) (unaudited):

               Net Income
                  As reported                    $16,491
                  Pro forma                      $15,312

               Basic Net Income Per Share
                  As reported                    $  0.79
                  Pro forma                      $  0.73

               Diluted Net Income Per Share
                  As reported                    $  0.79
                  Pro forma                      $  0.73

     The Black-Scholes option pricing model has been used to estimate the value of the options granted on the date granted using a risk-free interest rate of 4.625%, a dividend yield of 10.0%, stock volatility of 21.75% with an expected option life of 4 years.

12.  STOCK WARRANTS

     Concurrent with the IPO, the Company issued warrants to two affiliates of the Dealer Groups, representing the right to acquire approximately 1.4 million Units in the Operating Partnership. In December 1998 such warrants for Units were cancelled and exchanged for warrants representing the right to acquire Common Shares of the Company on the same terms and conditions as the Unit warrants. In addition, the Company issued warrants to Friedman, Billings, Ramsey & Co., Inc., representing the right to acquire approximately 1.3 million Common Shares of the Company. These warrants are exercisable on the effective date of the IPO and for a period of five years thereafter, with an exercise price equal to the IPO price of $15 per share.

13.  401(K) PLAN

     Effective April 1, 1998, the Company adopted the Capital Automotive L.P. Employee 401(K) Plan available to all employees hired prior to April 1, 1998 who are at least 21 years of age. Employees hired subsequent to April 1, 1998 are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of management. Employer contributions generally vest over five years. As of December 31, 1998 no matching or discretionary contributions had been paid or declared.

14.  COMMON SHARE REPURCHASE PROGRAM

     On September 8, 1998, the Company announced that its Board of Trustees had authorized the repurchase of up to 3.0 million Common Shares. On October 21, 1998, the Company announced that its Board of Trustees had authorized the repurchase of up to 3.0 million additional Common Shares, bringing the total Common Share repurchase program to 6.0 million. Purchases have been and will be made from time-to-time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of the Company's management. During 1998 the Company repurchased 3,184,700 Common Shares at an average price of $10.51 per Common Share. During the same time period, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

15.  DIVIDEND DECLARATION

     On December 16, 1998 the Company's Board of Trustees declared a cash dividend of $0.32 per share for the fourth quarter ended December 31, 1998, to shareholders of record as of December 31, 1998. The dividend was paid on January 29, 1999. Dividends declared by the Company to its shareholders during 1998 totaled $0.876 per share, of which $0.861 per share is characterized as ordinary income for 1998 tax purposes.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the year ended December 31, 1998 is as follows (in thousands, except per share amounts):

                                                      Quarter Ended

                                        March 31* June 30  September 30 December 31
                                        --------- -------  ------------ -----------
     Revenue                             $ 3,321   $ 8,545      $10,363    $12,702
     Net Income                          $ 1,702   $ 4,747      $ 5,221    $ 4,821
     Diluted Earnings Per Share*         $  0.14   $  0.19      $  0.21    $  0.22
     Weighted Average Number of Shares -
       Diluted                            12,267    24,876       24,713     21,907

*Although the Company was formed prior to January 1, 1998, it did not complete its IPO until February 19, 1998, at which time it began generating rental income. This resulted in a difference between the sum of each quarters diluted earnings per share of $0.76 and the actual diluted earnings per share calculation for 1998 of $0.79.

17.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and in assessing performance. The Company's management is the Company's chief decision making group.

     All of the Company's operations are derived from one operating segment. This operating segment engages in the purchase and lease back, pursuant to long-term triple net leases, of the real property and improvements used by multi-site, multi-franchised automotive dealerships and related businesses. These automotive dealerships and related businesses are located predominately in major metropolitan areas throughout the United States. The purchase and lease back is performed through the Company's ownership interest in the Operating Partnership. The adoption of SFAS No. 131 did not have a material impact on the Company's consolidated financial statements or accompanying notes.

     Tenant Concentration

     The Rosenthal Automotive Organization ("Rosenthal"), accounted for approximately 22.9% of the Company's total rental revenue for the year ended December 31, 1998 and 13.5% of the Company's annualized rental revenue for the year ended December 31, 1998. The Rosenthal properties were acquired in February 1998. As the Company's portfolio continues to grow and total rental revenue increases, the percent of total rental revenue relating to Rosenthal will decrease.

18.  SUBSEQUENT EVENTS

     Acquisitions

     Subsequent to December 31, 1998, the Company closed on the acquisition of 11 dealership properties and renovations having an aggregate purchase price of approximately $54.0 million, for substantially all cash. These properties total approximately 51 acres, are located in three states and are operated by seven automotive franchisees. Significant acquisitions include the following:

     Six additional properties acquired from Group 1 Automotive, Inc. and its affiliates, totaling 34.9 acres, located in Houston and Round Rock, Texas for an aggregate purchase price of approximately $24.0 million (including estimated closing costs). These properties are used by three automotive franchisees, including Toyota, Lexus and Nissan. The lease term for these properties is 30 years with termination options by the tenant at years 15, 20 and 25.

     One additional property acquired from Park Place Motor Cars Ltd., totaling
4.6 acres, located in Dallas, Texas for a purchase price of approximately $17.8 million (including estimated closing costs). This property is used by three automotive franchisees, including Mercedes-Benz, Porsche and Audi. The lease term is 15 years with two 10-year extensions exercisable at the option of the tenant.

     One property acquired from an unrelated third party and leased to FirstAmerica Automotive, Inc. ("FirstAmerica"), totaling 4.0 acres, located in San Rafael, California for a purchase price of approximately $3.1 million (including estimated closing costs). The lease term is 20 years with two 10-year extensions exercisable at the option of the tenant. The property is currently being developed by FirstAmerica and when completed, FirstAmerica will operate a Dodge franchise on the property.

     Three properties acquired from McCluskey Chevrolet, totaling 7.5 acres, located in Cincinnati, Ohio for an aggregate purchase price of approximately $5.5 million. The lease term is ten years with one 10-year and four 5-year extensions exercisable at the option of the tenant.


     Commitment

     In February 1999, the Company, through the Operating Partnership and its subsidiaries, secured approval from a financial institution for a $50.0 million revolving credit facility. Final terms and conditions are subject to further negotiations. The credit facility will provide short-term funds for the acquisition of automotive dealership properties and for general corporate purposes. The current term is for three years, extendable annually at the lender's discretion, and borrowings will bear interest at a rate equal to the one month LIBOR plus 175 basis points. The borrowings will require quarterly interest only payments in arrears.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

     Certain information required in Part III is omitted from this Report but is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1999 filed on March 19, 1999 (the "Proxy Statement") pursuant to Regulation 14A with the Securities and Exchange Commission.

           ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained in the Proxy Statement under the captions "The Board of Trustees" appearing on pages 11 to 13 and "Executive Officers" appearing on pages 14 to 15 of the Proxy Statement is incorporated herein by reference.

                       ITEM 11.  EXECUTIVE COMPENSATION

  The information contained in the Proxy Statement under the captions "Executive Compensation" appearing on pages 15 to 18 and "Executive Compensation Committee Report on Executive Compensation" appearing on pages 18 to 20 of the Proxy Statement is incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained in the Proxy Statement under the caption "Share Ownership" appearing on pages 9 to 10 of the Proxy Statement is incorporated herein by reference.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" appearing on pages 20 to 28 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   See Index to Consolidated Financial Statements

   (2)   Financial Statement Schedules

         Schedule III.   Schedule of Real Estate and Accumulated Depreciation

   (3)   Exhibits

         (a) Exhibits

         Exhibit
         -------
         Number        Description
         ------        -----------

          3.1*         Amended and Restated Declaration of Trust of Capital
                       Automotive REIT
          3.2..        Amended and Restated Bylaws of Capital Automotive REIT
          3.3..        Amendment No. 1 to Bylaws of Capital Automotive REIT
          3.4..        Form of Share Warrant
          4.1*         Specimen Common Share certificate
         10.1*         Form of Agreement of Limited Partnership of Capital
                       Automotive L.P.
         10.2*         Form of Indemnification Agreement
         10.3*         Form of 1998 Equity Incentive Plan
         10.4*         Employment Agreement by and between the Company and
                       Thomas D. Eckert
         10.5*         Employment Agreement by and between the Company and
                       Scott M.Stahr
         10.6*         Employment Agreement by and between the Company and
                       Donald L. Keithley
         10.7*         Employment Agreement by and between the Company and
                       David S. Kay
         10.8*         Form of Option Agreement
         10.9*         Form of NationsBank, N.A. Credit Agreement
         10.10*        FBR Asset Investment Purchase Agreement
         10.11*        FBR Registration Rights Agreement
         10.12*        Pohanka Contribution Agreement dated as of November 21,
                       1997, as amemded
         10.13*        Rosenthal Contribution Agreement dated as of November
                       21, 1997, as amended
         10.14*        Sheehy Contribution Agreement dated as of November 24,
                       1997, as amended
         10.15*        Cherner Contribution Agreement dated as of November 24,
                       1997, as amended
         10.16*        Cross-Continent Auto Retailers, Inc. Purchase Agreement
                       dated as of December 31, 1997, as amended
         10.17*        Form of Pohanka Lease Agreement
         10.18*        Form of Rosenthal Lease Agreement
         10.19*        Form of Sheehy Lease Agreement
         10.20*        Form of Cherner Lease Agreement
         10.21*        Form of Cross-Continent Lease Agreement
         10.22*        Form of Underwriting Warrant
         10.23*        Form of Dealers' Warrant

    10.24*         Form of Guaranty Agreement with Affiliate of John J. Pohanka
    10.25*         Form of Guaranty Agreement with Affiliate of Robert M.
                   Rosenthal
    10.26*         Amendment No. 1 to Friedman, Billings, Ramsey Group, Inc.
                   Loan Agreement
    10.27*         Amendment No. 1 to Friedman, Billings, Ramsey Group, Inc.
                   Security Agreement
    10.28*         Form of Guaranty Agreement with Cross-Continent Auto
                   Retailers, Inc.
    10.29*         Meyers Family Limited Partnership L.P. (Good News) Purchase
                   Agreement dated as of January 10, 1998
    10.30*         Form of Good News Lease
    10.31*         Form of Guaranty Agreement with Good News Salisbury, Inc. and
                   Warren A. Price
    10.32*         Kline Purchase Agreement dated as of January 12, 1998
    10.33*         Form of Kline Lease Agreement
    10.34*         Form of Guaranty Agreement with Kline Imports Chesapeake,
                   Inc.
    10.35*         Amended and Restated Employment Agreement by and between
                   Capital Automotive L.P. and Thomas D. Eckert
    10.36*         Amended and Restated Employment Agreement by and between
                   Capital Automotive L.P. and Scott M. Stahr
    10.37*         Amended and Restated Employment Agreement by and between
                   Capital Automotive L.P. and Donald L. Keithley
    10.38*         Amended and Restated Employment Agreement by and between
                   Capital Automotive L.P. and David S. Kay
    10.39*         Meyers Family Limited Partnership (Good News) Purchase
                   Agreement dated as of January 10, 1998
    10.40**        First Amended and Restated Credit Agreement dated as of
                   August 14, 1998 to Credit Agreement dated February 19, 1998 between Capital Automotive L.P. and NationsBank, N.A.
    10.41**        Second Amended and Restated Credit Agreement dated as of
                   September 8, 1998 to Credit Agreement dated February 19, 1998 between Capital Automotive L.P. and NationsBank, N.A.
    10.42**        Employment Agreement by and between Capital Automotive L.P.
                   and John M. Weaver
    10.43..        Second Amended and Restated Partnership Agreement of Capital
                   Automotive L.P.
    21.2+          Subsidiaries of Company
    23.1+          Consent of Arthur Andersen LLP
    25.0+          Power of Attorney (included on signature page)
    27.0+          Financial Data Schedule
    99.1.          Real Property Contribution and Purchase Agreement by and
                   between Capital Automotive L.P., Capital Automotive REIT,
                   Thomas W. Kelley, James E. Kelley and Midwest Auto Realty
                   Co., L.P. dated June 17, 1998

      99.2.        Amendment to Real Property Contribution and Purchase
                   Agreement by and among Capital Automotive L.P., Capital
                   Automotive REIT, Thomas W. Kelley, James E. Kelley and
                   Midwest Auto Realty Co., L.P.
      99.3++       Loan Agreement dated as of November 18, 1998 between CARS -
                   DB1, L.L.C. as Borrower and Global Alliance Finance Company,
                   L.L.C. as Lender
      99.4++       Loan Agreement dated as of November 18, 1998 between CARS -
                   DB2, L.L.C. as Borrower and Global Alliance Finance Company,
                   L.L.C. as Lender
      99.5++       Loan Agreement dated as of November 18, 1998 between CARS -
                   DB3, L.P. as Borrower and Global Alliance Finance Company,
                   L.L.C. as Lender
      99.6++       Loan Agreement dated as of November 18, 1998 between CARS -
                   DB4, L.P. as Borrower and Global Alliance Finance Company,
                   L.L.C. as Lender
      99.7++       Text of Press Release dated November 23, 1998

--------------
   +   Filed herewith.

   * Previously filed as an Exhibit to Registration Statement on Form S-11 (File No. 333-41183) and incorporated herein by reference.

   . Previously filed as an Exhibit to Current Report on Form 8-K filed on August 7, 1998 (File No. 000-23733).

   ** Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 12, 1998 (File No. 000-23733).

   ++ Previously filed as an Exhibit to Current Report on Form 8-K filed on December 3, 1998 (File No. 000-23733)

   .. Previously filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-73183) filed on March 2, 1999.

   (b) Reports on Form 8-K

       Current Report on Form 8-K filed on August 7, 1998 (File No. 000-23733)

       Current Report on Form 8-K filed on December 3, 1998 (File No. 000-23733)

       Current Report on Form 8-K filed on December 7, 1998 (File No. 000-23733)

       Current Report on Form 8-K filed on February 26, 1999 (File No.000-23733)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 17th day of March, 1999.

                                    Capital Automotive REIT

                                    By: /s/ Thomas D. Eckert
                                       ------------------------------
                                        Thomas D. Eckert
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Thomas D. Eckert and David S. Kay as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.


SIGNATURE                TITLE                               DATE


 /s/ Thomas D. Eckert    President and Chief                 March 17, 1999
----------------------   Executive Officer and
Thomas D. Eckert         Trustee (principal
                         executive officer)


 /s/ David S. Kay        Vice President and Chief            March 17, 1999
----------------------   Financial Officer (principal
David S. Kay             financial and accounting officer)


/s/ Craig L. Fuller      Trustee                             March 17, 1999
----------------------
Craig L. Fuller

/s/ William E. Hoglund        Trustee                       March 17, 1999
-------------------------
William E. Hoglund



/s/ R. Michael McCullough     Trustee                       March 17, 1999
----------------------------
R. Michael McCullough



/s/ Lee P. Munder             Trustee                       March 17, 1999
----------------------------
Lee P. Munder



 /s/ John J. Pohanka          Chairman of the Board and     March 17, 1999
----------------------------  Trustee
John J. Pohanka



 /s/ John E. Reilly           Trustee                       March 17, 1999
----------------------------
John E. Reilly



 /s/ Robert M. Rosenthal      Trustee                       March 17, 1999
----------------------------
Robert M. Rosenthal



 /s/ Vincent A. Sheehy        Trustee                       March 17, 1999
----------------------------
Vincent A. Sheehy

/s/ William R. Swanson        Trustee                       March 17, 1999
----------------------------
William R. Swanson

                                 SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
             SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998

                                                                             Gross Amount at December 31, 1998 (1)
                                                                            ----------------------------------------
                                                                                          Building
                                                                                          and
Dealer Group Name            Dealership                    Location         Land          Improvements  Total (3)
---------------------------  ----------------------------  ---------------  ------------  ------------  ------------
Behlmann Automotive          Behlmann Wholesale            Florissant, MO   $    104,005   $   203,620  $   307,625
Behlmann Automotive          Behlmann Carnection           Florissant, MO      1,042,674     1,865,811    2,908,485
Behlmann Automotive          Behlmann Pontiac-GMC (Main)   Hazelwood, MO       4,637,230     4,383,835    9,021,065
Behlmann Automotive Total                                                      5,783,909     6,453,266   12,237,175

Cherner Automotive Group     Cherner Lincoln Mercury       Annandale, VA       4,026,275     2,405,880    6,432,155
Cherner Automotive Group
 Total                                                                         4,026,275     2,405,880    6,432,155

Clearwater Toyota /
 Mitsubishi (Sonic
 Automotive                  Clearwater Toyota &           Clearwater, FL      4,136,031     3,915,854    8,051,885
                             Mitsubishi & Collison Ctr
Clearwater Toyota /
 Mitsubishi (Sonic
 Automotive)                 Clearwater Collision Center   Clearwater, FL        331,082       316,218      647,300
                             Properties
Clearwater Toyota /
Mitsubishi (Sonic
 Automotive) Total                                                             4,467,113     4,232,072    8,699,185

Cross Continent Automotive   Westgate Chevrolet, Inc.      Amarillo, TX        1,235,516     3,181,296    4,416,812
Cross Continent Automotive   Douglas Motors, Inc.          Denver, CO          1,992,903     7,243,134    9,236,037
Cross Continent Automotive   T-West Sales & Service, Inc.  Las Vegas, NV       5,540,606     8,697,735   14,238,341
Cross Continent Automotive   Plains Chevrolet, Inc.        Amarillo, TX        1,324,616     3,400,896    4,725,512
Cross Continent Automotive   Midway Chevrolet, Inc.        Amarillo, TX          871,516     2,245,296    3,116,812
Cross Continent Automotive   Quality Nissan, Inc.          Amarillo, TX          283,516       733,296    1,016,812
Cross Continent Automotive
 Total                                                                        11,248,673    25,501,653   36,750,326

Crown Auto World             Crown Motors BMW/Buick        Tulsa, OK           1,075,438     5,256,769    6,332,207
Crown Auto World Total                                                         1,075,438     5,256,769    6,332,207

Dealer's Auto Auction        Dealer's Auto Auction         Oklahoma City,      1,126,333     8,475,530    9,601,863
                                                           OK
Dealer's Auto Auction Total                                                    1,126,333     8,475,530    9,601,863

Fenton Motors Group          Brad Fenton Motors            McAlester, OK         353,263     3,667,548    4,020,811
Fenton Motors Group          Ada Ford Lincoln-Mercury      Ada, OK               234,387     2,786,424    3,020,811
Fenton Motors Group          Brad Fenton Motors of         Ardmore, OK           201,424     1,805,547    2,006,971
                             Ardmore
Fenton Motors Group Total                                                        789,074     8,259,519    9,048,593

FirstAmerica Automotive      Poway Honda                   Poway, CA           2,102,246             -    2,102,246
FirstAmerica Automotive
 Total                                                                         2,102,246             -    2,102,246

Freightliner of Dothan       Freightliner of Dothan        Dothan, AL            490,443     2,193,587    2,684,030
Freightliner of Dothan
 Total                                                                           490,443     2,193,587    2,684,030

Good News Automotive         Price Buick Pontiac           Salisbury, MD         649,804       696,793    1,346,597
Good News Automotive         Good News Nissan              Salisbury, MD         220,414       230,757      451,171
Good News Automotive         Good News Body Shop           Salisbury, MD       1,122,394       166,184    1,288,578
Good News Automotive         Good News Olds-Cadillac-GMC   Salisbury, MD         634,419       197,652      832,071
Good News Automotive         Good News Honda               Salisbury, MD         428,563       159,768      588,331
Good News Automotive         Towne Toyota Mercedes-Benz    Salisbury, MD         406,556       163,715      570,271
Good News Automotive         Good News Mazda               Salisbury, MD         247,072       167,699      414,771
Good News Automotive Total                                                     3,709,222     1,782,568    5,491,790

Group 1 Automotive, Inc.     AJ Foyt Honda/Isuzu           Houston, TX         1,490,293     2,531,206    4,021,499
Group 1 Automotive, Inc.     Acura Southwest               Houston, TX         2,328,831     2,092,979    4,421,810
Group 1 Automotive, Inc.     Southwest Freeway             Houston, TX         1,119,244             -    1,119,244
Group 1 Automotive, Inc.     Maxwell Chrysler Five Pack    Taylor, TX            112,521     1,156,839    1,269,360
Group 1 Automotive, Inc.     Luby Chevrolet                Lakewood, CO        2,731,360     4,292,492    7,023,852
Sterling McCall              Sterling McCall Toyota -      Houston, TX         1,215,487     1,198,371    2,413,858
                             Club Creek Dr.
Group 1 Automotive, Inc.
and Sterling McCall Total                                                      8,997,736    11,271,887   20,269,623

Gunn Automotive Group        Gunn Land Rover               San Antonio, TX     1,056,318       759,910    1,816,228
Gunn Automotive Group        Gunn Nissan                   San Antonio, TX     1,331,536     1,184,692    2,516,228
Gunn Automotive Group        Gunn Chevrolet                San Antonio, TX     3,495,043     5,024,373    8,519,416
Gunn Automotive Group        Gunn Dodge                    San Antonio, TX     1,964,831     2,051,399    4,016,230
Gunn Automotive Group        Gunn Pontiac-GMC              San Antonio, TX     2,239,624     3,326,606    5,566,230
Gunn Automotive Group Total                                                   10,087,352    12,346,980   22,434,332

Gurley-Leep Automotive
 Group                       University Park               Mishawaka, IN       1,477,712       920,201    2,397,913
                             Chrysler-Plymouth
Gurley-Leep Automotive
 Group                       Gurley-Leep Olds-Cadillac &   Mishawaka, IN       2,960,810     3,670,103    6,630,913
                             Saturn of Michiana
Gurley-Leep Automotive
 Group                       Gurley-Leep                   Mishawaka, IN       5,188,981     6,341,932   11,530,913
                             Buick-GMC-Mercedes-Dodge
Gurley-Leep Automotive
 Group                       Gurley-Leep Imports           Elkhart, IN           395,807     1,124,106    1,519,913
Gurley-Leep Automotive
 Group Total                                                                  10,023,310    12,056,342   22,079,652

Hand Automotive Group        Airport Marina Ford           Los Angeles, CA     4,892,495     1,950,690    6,843,185
Hand Automotive Group        Saturn Airport Marina         Los Angeles, CA     2,333,960     1,502,527    3,836,487
Hand Automotive Group Total                                                    7,226,455     3,453,217   10,679,672

Jackson Automotive Group     Jackson                       Sulphur               264,345     1,121,394    1,385,739
                             Cadillac-Oldsmobile-Pontiac,
                             Inc.                          Springs, TX
Jackson Automotive Group     Jackson Mazda                 Greenville, TX        111,265       549,476      660,741
Jackson Automotive Group     Jackson Autoplex-Used Cars    Greenville, TX        276,796        83,943      360,739
Jackson Automotive Group     Jackson Motor Company         Greenville, TX        667,899       802,840    1,470,739
Jackson Automotive Group     Jackson Autoplex              Commerce, TX           54,127       581,612      635,739
Jackson Automotive Group
 Total                                                                         1,374,432     3,139,265    4,513,697



                             Accumulated   Date      Depreciation
Dealer Group Name            Depreciation Acquired      Life
---------------------------  ------------  --------  ------------
Behlmann Automotive              $  5,515   6/25/98  20 years
Behlmann Automotive                50,532   6/25/98  20 years
Behlmann Automotive               118,729   6/25/98  20 years
Behlmann Automotive Total         174,776

Cherner Automotive Group          105,257   2/19/98  20 years
Cherner Automotive Group
 Total                            105,257

Clearwater Toyota /
 Mitsubishi (Sonic
 Automotive                        57,106   9/18/98  20 years

Clearwater Toyota /
 Mitsubishi (Sonic
 Automotive)                        4,612   9/18/98  20 years

Clearwater Toyota /
Mitsubishi (Sonic
 Automotive) Total                 61,718

Cross Continent Automotive        139,182   2/25/98  20 years
Cross Continent Automotive        286,707   3/31/98  20 years
Cross Continent Automotive        271,804   5/19/98  20 years
Cross Continent Automotive        148,789   2/25/98  20 years
Cross Continent Automotive         98,232   2/25/98  20 years
Cross Continent Automotive         32,082   2/25/98  20 years
Cross Continent Automotive
 Total                            976,796

Crown Auto World                   10,952  12/11/98  20 years
Crown Auto World Total             10,952

Dealer's Auto Auction              52,972  11/25/98  20 years

Dealer's Auto Auction Total        52,972

Fenton Motors Group                 7,641   12/7/98  20 years
Fenton Motors Group                 5,805   12/7/98  20 years
Fenton Motors Group                 3,762  12/29/98  20 years

Fenton Motors Group Total          17,208

FirstAmerica Automotive                 -   6/10/98  20 years
FirstAmerica Automotive
 Total                                  -

Freightliner of Dothan            50,270   7/23/98  20 years
Freightliner of Dothan
 Total                            50,270

Good News Automotive              30,485   2/27/98  20 years
Good News Automotive              10,096   2/27/98  20 years
Good News Automotive               7,271   2/27/98  20 years
Good News Automotive               8,647   2/27/98  20 years
Good News Automotive               6,990   2/27/98  20 years
Good News Automotive               7,163   2/27/98  20 years
Good News Automotive               7,337   2/27/98  20 years
Good News Automotive Total        77,989

Group 1 Automotive, Inc.           5,273  12/30/98  20 years
Group 1 Automotive, Inc.           4,360  12/30/98  20 years
Group 1 Automotive, Inc.               -  12/30/98  20 years
Group 1 Automotive, Inc.           2,410  12/30/98  20 years
Group 1 Automotive, Inc.           8,943  12/30/98  20 years
Sterling McCall                    2,497  12/30/98  20 years

Group 1 Automotive, Inc.
and Sterling McCall Total         23,483

Gunn Automotive Group             14,248   8/24/98  20 years
Gunn Automotive Group             22,213   8/24/98  20 years
Gunn Automotive Group             94,207   8/24/98  20 years
Gunn Automotive Group             38,464   8/24/98  20 years
Gunn Automotive Group             62,374   8/24/98  20 years
Gunn Automotive Group Total      231,506

Gurley-Leep Automotive
 Group                             5,751   11/5/98  20 years

Gurley-Leep Automotive
 Group                            22,938   11/5/98  20 years

Gurley-Leep Automotive
 Group                            39,637   11/5/98  20 years

Gurley-Leep Automotive
 Group                             7,026   11/5/98  20 years
Gurley-Leep Automotive
 Group Total                      75,352

Hand Automotive Group             44,703   7/22/98  20 years
Hand Automotive Group             34,433   7/22/98  20 years
Hand Automotive Group Total       79,136

Jackson Automotive Group          11,681  10/23/98  20 years

Jackson Automotive Group           5,724  10/23/98  20 years
Jackson Automotive Group             874  10/23/98  20 years
Jackson Automotive Group           8,363  10/23/98  20 years
Jackson Automotive Group           6,058  10/23/98  20 years
Jackson Automotive Group
 Total                            32,700



                                 SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
             SCHEDULE OF REAL ESTATE AND ACCUMULATED  DEPRECIATION
                            AS OF DECEMBER 31, 1998

                                                                            Gross Amount at December 31, 1998 (1)
                                                                            ---------------------------------------
                                                                                          Building
                                                                                          and
Dealer Group Name            Dealership                    Location         Land          Improvements  Total (3)
---------------------------  ----------------------------  ---------------  ------------  ------------  -----------

Kelley Automotive Group      Saturn of Gwinnett            Duluth, GA          3,050,226     1,243,894    4,294,120
Kelley Automotive Group      Tom Kelley Cadillac           Fort Wayne, IN        547,361     2,203,906    2,751,267
Kelley Automotive Group      Courtesy Motors               Decatur, IN         1,207,662     1,826,458    3,034,120
Kelley Automotive Group      Saturn of Chamblee            Chamblee, GA        1,766,155     1,447,965    3,214,120
Kelley Automotive Group      Kelley Buick Atlanta          Chamblee, GA        3,249,737     2,844,383    6,094,120
Kelley Automotive Group      Midwest Auto Parts            Fort Wayne, IN        385,417     1,508,703    1,894,120
Kelley Automotive Group      Northside Chevrolet           Evansville, IN        795,030     1,939,090    2,734,120
Kelley Automotive Group      Kelley Chevrolet              Fort Wayne, IN      1,499,996     5,211,666    6,711,662
Kelley Automotive Group      Saturn of Fort Wayne          Fort Wayne, IN        263,895     1,158,798    1,422,693
Kelley Automotive Group      Kelley Buick Roswell          Roswell, GA         2,956,057     3,061,851    6,017,908
Kelley Automotive Group      Tom Kelley Pontiac/GMC        Fort Wayne, IN      1,115,426     4,299,643    5,415,069
Kelley Automotive Group      Tom Kelley Buick              Fort Wayne, IN      1,226,261     3,588,808    4,815,069
Kelley Automotive Group
 Total                                                                        18,063,223    30,335,165   48,398,388

Ken Dixon Automotive         Ken Dixon Chevrolet           Waldorf, MD         3,329,652     3,978,480    7,308,132
Ken Dixon Automotive Total                                                     3,329,652     3,978,480    7,308,132

Kline Automotive             Kline Undeveloped Lot         Chesapeake, VA      1,529,567             -    1,529,567
Kline Automotive             Kline Toyota Greenbrier/      Chesapeake, VA      2,683,782     4,319,162    7,002,944
                             Kline Chevrolet
Kline Automotive Total                                                         4,213,349     4,319,162    8,532,511

Lynn Alexander Automotive
 Group                       All-American Chevrolet ,Inc.  San Angelo, TX      1,588,551     2,660,064    4,248,615
Lynn Alexander Automotive
 Group                       Dodge Lincoln-Mercury         San Angelo, TX        783,148     2,001,868    2,785,016
                             Nissan (Autoplex)
Lynn Alexander Automotive
 Group                       Chrysler-Plymouth             San Angelo, TX        279,446     1,251,570    1,531,016
                             Jeep-Eagle (Autoplex)
Lynn Alexander Automotive
 Group                       Fiesta Dodge                  Big Spring, TX        157,184       955,872    1,113,056
                             Chrysler-Plymouth Jeep Eagle
Lynn Alexander Automotive
 Group Total                                                                   2,808,329     6,869,374    9,677,703

Momentum Automotive (2)      Momentum Jaguar/Porsche/Saab  Houston, TX         7,256,063    10,090,549   17,346,612
Momentum Automotive          Momentum BMW                  Houston, TX         2,738,608     6,093,392    8,832,000
Momentum Automotive          Momentum Volvo                Houston, TX         1,363,935     3,231,697    4,595,632
Momentum Automotive          Momentum Paint & Body         Houston, TX         1,165,867     3,429,765    4,595,632
Momentum Automotive          Momentum Used Car Lot         Houston, TX           615,089     1,063,230    1,678,319
Momentum Automotive Total                                                     13,139,562    23,908,633   37,048,195

Motorcars Automotive Group   Motorcars West                Bedford, OH         1,962,310     3,169,062    5,131,372
Motorcars Automotive Group   Motorcars Honda               Cleveland             813,739     4,254,115    5,067,854
                                                           Heights, OH
Motorcars Automotive Group   Motorcars Oldsmobile-Pontiac  Cleveland             648,898     2,099,057    2,747,955
                                                           Heights, OH
Motorcars Automotive Group
 Total                                                                         3,424,947     9,522,234   12,947,181

O'Rielly Motor Company       O'Rielly Chevrolet            Tucson, AZ          4,515,063     5,321,124    9,836,187
O'Rielly Motor Company
 Total                                                                         4,515,063     5,321,124    9,836,187

Orr Automotive               Orr Acura                     Shreveport, LA        536,735     1,380,649    1,917,384
Orr Automotive               Orr Mitsubishi                Texarkana, TX         142,495       169,189      311,684
Orr Automotive               Orr BMW/Infiniti              Shreveport, LA        497,268       715,262    1,212,530
Orr Automotive               Orr Honda                     Texarkana, TX       1,006,979     1,040,405    2,047,384
Orr Automotive  Total                                                          2,183,477     3,305,505    5,488,982

Park Place Motorcars         Park Place Mercedes -         Houston, TX         9,048,296    10,674,174   19,722,470
                             Houston
Park Place Motorcars         Park Place Lexus              Plano, TX           7,270,423     5,047,449   12,317,872
Park Place Motorcars         PPM Specialists, Inc.         Dallas, TX            507,805     1,486,711    1,994,516
Park Place Motorcars Total                                                    16,826,524    17,208,334   34,034,858

Pohanka Automotive Group     Pohanka                       Fredericksburg, VA  1,631,722     1,812,764    3,444,486
                             Cadillac/Hyundai/Nissan/Kia
Pohanka Automotive Group     Pohanka Saturn & Isuzu        Marlow              2,005,305     2,358,087    4,363,392
                                                           Heights, MD
Pohanka Automotive Group     Pohanka Acura & Chevy-Geo     Chantilly, VA       3,367,128     4,308,211    7,675,339
Pohanka Automotive Group     Pohanka Lexus                 Chantilly, VA       2,017,384     1,422,902    3,440,286
Pohanka Automotive Group     Pohanka Undeveloped Lot       Chantilly, VA       2,455,659         6,284    2,461,943
Pohanka Automotive Group     Pohanka Body Shop             Marlow                614,766        98,007      712,773
                                                           Heights, MD
Pohanka Automotive Group     Pohanka Hyundai-Subaru        Marlow                888,236       683,156    1,571,392
                                                           Heights, MD
Pohanka Automotive Group     Pohanka Honda                 Marlow                771,065     2,934,757    3,705,822
                                                           Heights, MD
Pohanka Automotive Group     Pohanka Saturn of Bowie       Bowie, MD           3,600,518       504,858    4,105,376
Pohanka Automotive Group
 Total                                                                        17,351,783    14,129,026   31,480,809

Rosenthal Automotive Group   Rosenthal Honda/Jaguar        Tyson's             9,281,361     2,167,740   11,449,101
                                                           Corner, VA
Rosenthal Automotive Group   Rosenthal                     Gaithersburg,       6,810,505     4,998,589   11,809,094
                             Nissan/Acura/Mazda/Isuzu      MD
Rosenthal Automotive Group   Rosenthal                     Arlington, VA       5,009,274     1,783,435    6,792,709
                             Chevrolet/Jeep/Eagle
Rosenthal Automotive Group   Rosenthal Mazda               Arlington, VA       4,874,677       493,250    5,367,927
Rosenthal Automotive Group   Rosenthal Storage Lot         Arlington, VA       4,894,105        15,114    4,909,219
Rosenthal Automotive Group   Rosenthal Body Shop           Tyson's               665,988       419,089    1,085,077
                                                           Corner, VA
Rosenthal Automotive Group   Rosenthal                     Tyson's            19,396,815     4,446,289   23,843,104
                             Infiniti-Mazda-Nissan         Corner, VA
Rosenthal Automotive Group
 Total                                                                        50,932,725    14,323,506   65,256,231

Roundtree Automotive Group   Roundtree Chevrolet-Lincoln   Boise, ID           2,588,237     7,227,467    9,815,704
Roundtree Automotive Group   Auto Trim Design (Roundtree)  Shreveport, LA        123,611       470,906      594,517
Roundtree Automotive Group   Champion Ford                 Shreveport, LA      2,236,420     4,792,478    7,028,898


                             Accumulated   Date      Depreciation
Dealer Group Name            Depreciation Acquired       Life
---------------------------  ------------  --------  ------------

Kelley Automotive Group            33,689   6/17/98  20 years
Kelley Automotive Group            59,689   6/17/98  20 years
Kelley Automotive Group            49,467   6/17/98  20 years
Kelley Automotive Group            39,216   6/17/98  20 years
Kelley Automotive Group            77,035   6/17/98  20 years
Kelley Automotive Group            40,861   6/17/98  20 years
Kelley Automotive Group            52,517   6/17/98  20 years
Kelley Automotive Group           141,149   6/17/98  20 years
Kelley Automotive Group            31,384   6/17/98  20 years
Kelley Automotive Group            70,167   7/23/98  20 years
Kelley Automotive Group            98,533   7/23/98  20 years
Kelley Automotive Group            82,244   7/23/98  20 years
Kelley Automotive Group
 Total                            775,951

Ken Dixon Automotive              124,327   5/22/98  20 years
Ken Dixon Automotive Total        124,327

Kline Automotive                            2/27/98  20 years
Kline Automotive                  188,963   2/27/98  20 years

Kline Automotive Total            188,963

Lynn Alexander Automotive
 Group                             38,793   9/11/98  20 years
Lynn Alexander Automotive
 Group                             29,194   9/11/98  20 years

Lynn Alexander Automotive
 Group                             18,252   9/11/98  20 years

Lynn Alexander Automotive
 Group                             13,940   9/11/98  20 years

Lynn Alexander Automotive
 Group Total                      100,179

Momentum Automotive (2)           147,154    9/1/98  20 years
Momentum Automotive                     -  12/31/98  20 years
Momentum Automotive                47,129    9/1/98  20 years
Momentum Automotive                50,017    9/1/98  20 years
Momentum Automotive                 6,645  11/25/98  20 years
Momentum Automotive Total         250,945

Motorcars Automotive Group         33,011  10/28/98  20 years
Motorcars Automotive Group         44,314  10/28/98  20 years

Motorcars Automotive Group         21,865  10/28/98  20 years

Motorcars Automotive Group
 Total                             99,190

O'Rielly Motor Company            166,285   5/22/98  20 years
O'Rielly Motor Company
 Total                            166,285

Orr Automotive                     25,887   8/27/98  20 years
Orr Automotive                      3,172   8/28/98  20 years
Orr Automotive                     13,411   8/27/98  20 years
Orr Automotive                     15,173   9/16/98  20 years
Orr Automotive  Total              57,643

Park Place Motorcars              155,665   9/28/98  20 years

Park Place Motorcars               73,609   9/28/98  20 years
Park Place Motorcars               21,681   9/28/98  20 years
Park Place Motorcars Total        250,955

Pohanka Automotive Group           79,308   2/19/98  20 years

Pohanka Automotive Group          103,166   2/19/98  20 years

Pohanka Automotive Group          188,484   2/19/98  20 years
Pohanka Automotive Group           62,252   2/19/98  20 years
Pohanka Automotive Group              275   2/19/98  20 years
Pohanka Automotive Group            4,288   2/19/98  20 years

Pohanka Automotive Group           29,888   2/19/98  20 years

Pohanka Automotive Group          128,396   2/19/98  20 years

Pohanka Automotive Group           22,088   2/19/98  20 years
Pohanka Automotive Group
 Total                            618,145

Rosenthal Automotive Group         94,839   2/19/98  20 years

Rosenthal Automotive Group        218,688   2/19/98  20 years

Rosenthal Automotive Group         78,025   2/19/98  20 years

Rosenthal Automotive Group         21,580   2/19/98  20 years
Rosenthal Automotive Group            661   2/19/98  20 years
Rosenthal Automotive Group         18,335   2/19/98  20 years

Rosenthal Automotive Group        194,525   2/19/98  20 years

Rosenthal Automotive Group
 Total                            626,653

Roundtree Automotive Group        225,858    5/6/98  20 years
Roundtree Automotive Group         12,754    6/4/98  20 years
Roundtree Automotive Group        129,796    6/4/98  20 years


                                 SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
            SCHEDULE OF REAL ESTATE  AND ACCUMULATED  DEPRECIATION
                            AS OF DECEMBER 31, 1998

                                                                             Gross Amount at December 31, 1998 (1)
                                                                           -----------------------------------------
                                                                                          Building
                                                                                          and
Dealer Group Name            Dealership                    Location         Land          Improvements  Total (3)
---------------------------  ----------------------------  --------------  -------------  ------------  ------------
Roundtree Automotive Group   Brocks Service Facility       Shreveport, LA        232,349       634,167      866,516
Roundtree Automotive Group   Roundtree Olds-Cadillac       Shreveport, LA      1,470,534     1,931,846    3,402,380
Roundtree Automotive Group   Roundtree-Car Central         Bossier City,         406,884       409,632      816,516
                                                           LA
Roundtree Automotive Group   Champion Mitsubishi           Shreveport, LA        876,553     1,139,964    2,016,517
Roundtree Automotive Group   Roundtree Hyundai-Subaru      Shreveport, LA        364,792       251,726      616,518
Roundtree Automotive Group   Roundtree Lake Charles Land   Lake Charles,       2,186,897             -    2,186,897
                                                           LA
Roundtree Automotive Group
 Total                                                                        10,486,277    16,858,186   27,344,463

Sheehy Auto Stores           Sheehy Ford of Springfield    Springfield, VA     4,221,356     2,107,330    6,328,686
Sheehy Auto Stores           Chapman Ford Sales            Philadelphia,       3,006,604         8,082    3,014,686
                                                           PA
Sheehy Auto Stores           Sheehy                        Woodbridge, VA      1,756,405       824,206    2,580,611
                             Lincoln-Mercury/Mitsubishi
Sheehy Auto Stores           Sheehy Ford of Marlow         Marlow              1,212,923       933,763    2,146,686
                             Heights                       Heights, MD
Sheehy Auto Stores Total                                                      10,197,288     3,873,381   14,070,669

Town and Country Automotive  Town & Country Super Used     Middletown, CT        177,302     1,081,524    1,258,896
                             Car Store
Town and Country Automotive  Town & Country                Middletown, CT        542,436     1,238,415    1,780,851
                             Lincoln-Mercury, Mazda
Town and Country Automotive  Town & Country Chrysler/Jeep  Middletown, CT        697,507       765,319    1,462,826
Town and Country Automotive  Town & Country Jeep/Mazda     Ivorytown, CT         302,509       905,317    1,207,826
Town and Country Automotive  Town & Country Buick,         Middletown, CT        452,629     1,484,056    1,936,685
                             Pontiac-GMC, Olds, Cadillac
Town and Country
 Automotive Total                                                              2,172,383     5,474,631    7,647,084

Warren Henry Automobiles     Warren Henry Infiniti         Miami, FL           3,277,095     2,562,606    5,839,701
Warren Henry Automobiles     Warren Henry Land Rover       Miami, FL             958,959       913,175    1,872,134
Warren Henry Automobiles     Warren Henry Jaguar/Volvo     Miami, FL           2,560,915     2,430,812    4,991,727
Warren Henry Automobiles
 Total                                                                         6,796,969     5,906,593   12,703,562
                                                                            ------------  ------------ ------------
Grand Total                                                                 $238,969,562  $272,161,869 $511,131,501
                                                                            ============  ============ ============

Dealer Group Name            Accumulated   Date      Depreciation
                             Depreciation Acquired       Life
---------------------------  ------------  --------  ------------
Roundtree Automotive Group         17,175    6/4/98  20 years
Roundtree Automotive Group         52,321    6/4/98  20 years
Roundtree Automotive Group         11,094    6/4/98  20 years

Roundtree Automotive Group         30,874    6/4/98  20 years
Roundtree Automotive Group          6,818    6/4/98  20 years
Roundtree Automotive Group              -    9/1/98  20 years

Roundtree Automotive Group
 Total                            486,690

Sheehy Auto Stores                 92,196   2/19/98  20 years
Sheehy Auto Stores                    354   2/19/98  20 years

Sheehy Auto Stores                 36,059   2/19/98  20 years

Sheehy Auto Stores                 40,852   2/19/98  20 years

Sheehy Auto Stores Total          169,461

Town and Country Automotive        29,291    6/9/98  20 years
Town and Country Automotive        33,540    6/9/98  20 years
Town and Country Automotive        20,727    6/9/98  20 years
Town and Country Automotive        24,519    6/9/98  20 years
Town and Country Automotive        40,193    6/9/98  20 years
Town and Country
 Automotive Total                 148,270

Warren Henry Automobiles           48,049   8/28/98  20 years
Warren Henry Automobiles           17,122   8/28/98  20 years
Warren Henry Automobiles           45,578   8/28/98  20 years
Warren Henry Automobiles
 Total                            110,749
                              -----------
Grand Total                   $ 6,144,521
                              ===========



Notes:
(1) Gross amount is equal to the initial cost to the Company except as noted in Note (2).
(2) Total purchase price includes $1,700,000 of renovations subsequent to the acquisition date.
(3) Included in the total purchase price are certain acquisition fees and expenses (i.e consulting and attorney fees).
(4) Depreciation is computed using the straight-line method over an estimated useful life of 20 years for buildings and improvements.