Form 10-Q
period 1999-03-31
CAPITAL AUTOMOTIVE REIT
filed 1999-05-11
CIK 1049316

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1999

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________.

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

Yes    X      No ________
    -------

Number of common shares of beneficial interest outstanding as of May 10, 1999 was 21,607,415.

                            CAPITAL AUTOMOTIVE REIT
                                   FORM 10-Q
                                     INDEX


                                                                                           Page No.
                                                                                           -------
Part I - Financial Information

         Item 1 - Financial Statements

          Consolidated Balance Sheets - March 31, 1999 (unaudited) and
           December 31, 1998.                                                                  3

          Consolidated Statements of Operations (unaudited) - three months
           ended March 31, 1999 and March 31, 1998.                                            4

          Consolidated Statements of Cash Flows (unaudited) - three months
           ended March 31, 1999 and March 31, 1998.                                            5

          Notes to Consolidated Financial Statements (unaudited)                             6 - 10

         Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                         11 - 16

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                   16

Part II - Other Information

         Item 1 - Legal Proceedings                                                            17

         Item 2 - Changes in Securities                                                        17

         Item 3 - Defaults Upon Senior Securities                                              18

         Item 4 - Submission of Matters to Vote of Security Holders                            18

         Item 5 - Other Information                                                            18

         Item 6 - Exhibits and Reports on Form 8-K                                             18

Signatures                                                                                     19

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            CAPITAL AUTOMOTIVE REIT
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                 MARCH 31,         DECEMBER 31,
                                                                   1999               1998
                                                              --------------      --------------
                                                               (UNAUDITED)
ASSETS
Real estate:
  Land                                                         $   275,549         $   238,970
  Building and improvements                                        323,598             272,162
  Accumulated depreciation                                          (9,951)             (6,145)
                                                              --------------      --------------
                                                                   589,196             504,987

Cash and cash equivalents                                            5,939              72,106

Other assets, net                                                    6,622               6,118
                                                              --------------      --------------
    TOTAL ASSETS                                               $   601,757         $   583,211
                                                              ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage loans                                                 $   161,929         $   161,997
Borrowings under credit facilities                                  20,000                   -
Accounts payable and accrued expenses                                2,872              14,752
Security deposits payable                                            4,346               3,907
                                                              --------------      --------------
    TOTAL LIABILITIES                                              189,147             180,656
                                                              --------------      --------------

Minority Interest                                                   99,373              93,898


SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                                  -                   -
Common shares, $.01 par value; 100,000,000 shares
    authorized; 24,792,115 shares issued                               248                 248
Additional paid-in-capital                                         346,096             345,905
Retained earnings (accumulated deficit)                                364              (4,025)
Less treasury shares at cost, 3,184,700 common shares              (33,471)            (33,471)
                                                              --------------      --------------
     TOTAL SHAREHOLDERS' EQUITY                                    313,237             308,657
                                                              --------------      --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   601,757         $   583,211
                                                              ==============      ==============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            1999             1998
                                                        ------------      -----------
Revenue:
Rental                                                   $   14,572        $   1,731
Interest and other                                              216            1,590
                                                        ------------      -----------
    Total revenue                                            14,788            3,321
                                                        ------------      -----------

Expenses:
Depreciation and amortization                                 3,845              344
General and administrative                                    1,894              892
Interest                                                      3,275               41
                                                        ------------      -----------
    Total expenses                                            9,014            1,277
                                                        ------------      -----------

Net income before minority interest                           5,774            2,044
Minority interest                                            (1,385)            (341)
                                                        ------------      -----------

Net income                                               $    4,389        $   1,703
                                                        ============      ===========


Shares of common stock outstanding used to
  compute basic earnings per share                           21,607           12,147
                                                        ============      ===========

Basic earnings per share                                 $     0.20        $    0.14
                                                        ============      ===========

Shares of common stock outstanding used to
  compute diluted earnings per share                         21,607           12,267
                                                        ============      ===========

Diluted earnings per share                               $     0.20        $    0.14
                                                        ============      ===========


See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                Three Months Ended March 31,
                                                                                    1999            1998
                                                                                -----------     -----------
Cash flows from operating activities:
Net income                                                                       $  4,389         $  1,703
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                       3,845              344
Income applicable to minority interest                                              1,385              341
Increase in other assets                                                              (76)          (1,135)
Increase/(decrease) in accounts payable and accrued expenses                       (2,932)             817
Increase in security deposits payable                                                 439            1,140
                                                                                 --------         --------
   Net cash provided by operating activities                                        7,050            3,210
                                                                                 --------         --------

Cash flows from investing activities:
Purchase of furniture and equipment                                                   (21)            (172)
Real estate acquisitions                                                          (83,655)         (79,184)
                                                                                 --------         --------
   Net cash used in investing activities                                          (83,676)         (79,356)
                                                                                 --------         --------

Cash flows from financing activities:
Proceeds from bank borrowings                                                      20,000            5,100
Repayment of bank and other borrowings                                                 --           (1,000)
Mortgage principal payments                                                           (68)              --
Payment of loan costs                                                                (430)              --
Proceeds from issuance of initial public offering of
   common shares and underwriters' over-allotment
   option, net of issuance costs                                                       --          317,285
Proceeds from issuance of private placement,
   net of issuance costs                                                               --           25,000
Payment of cash dividend                                                           (6,914)              --
Payment of partner distribution                                                    (2,059)              --
Other fees                                                                            (70)              --
                                                                                 --------         --------
   Net cash provided by financing activities                                       10,459          346,385
                                                                                 --------         --------

Net increase (decrease) in cash and cash equivalents                              (66,167)         270,239

Cash and cash equivalents at beginning of period                                   72,106               25
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $  5,939         $270,264
                                                                                 ========         ========
Supplemental Data:

Real estate acquisitions in exchange for equity issuance                         $  4,360         $ 74,421
                                                                                 ========         ========
Interest paid during the period                                                  $  2,110         $     41
                                                                                 ========         ========


See accompanying notes to consolidated financial statements.

                           CAPITAL AUTOMOTIVE REIT
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries.
The Company is the sole general partner of the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. The term "Capital Automotive
Group" refers to the Company and the Operating Partnership and their subsidiaries. In this Quarterly Report on Form 10-Q, the term "subsidiary" of the Company or the Operating Partnership means a corporation, partnership, limited liability company or similar entity if the Company or the Operating Partnership, alone or together, directly or indirectly, own at least a majority of the equity interests of the entity. Typically the Operating Partnership forms a subsidiary limited liability company or limited partnership to own properties acquired from a given dealership group. This structure is intended to facilitate financing and transfers involving such properties.

Capital Automotive Group's primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. In this Quarterly Report on Form 10-Q, Capital Automotive Group uses the term "dealerships" to refer to these types of businesses that are operated on its properties.


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Capital Automotive Group. All intercompany balances and transactions have been eliminated in consolidation.

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

Rental Revenue Recognition

The Company leases its real estate under long-term triple-net leases which require the lessees to pay substantially all expenses associated with the operations, including taxes, utilities, insurance, repairs, maintenance and other expenses. All leases are accounted for as operating leases.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   ACQUISITION OF PROPERTIES

During the three months ended March 31, 1999, Capital Automotive Group closed on the acquisition of 22 dealership properties, representing 19 automotive franchises, for an aggregate purchase price of $88 million. Consideration for the properties consisted of approximately $64.3 million in cash, $19.3 million in the assumption and repayment of debt and $4.4 million in equity issuance (approximately $3.8 million in Operating Partnership units ("Units") and approximately $600,000 allocated to warrants exercisable for common shares of the Company). The properties were acquired from various dealer groups, including affiliates of Asbury Automotive Group, Craig Zinn Automotive Group, FirstAmerica Automotive, Inc., Group 1 Automotive Inc. and its affiliates, McCluskey Chevrolet, Mulkin Automotive Group, and Park Place Motorcars. The properties total approximately 700,000 square feet of buildings and improvements on 81.9 acres of land and are located in five states, including California, Florida, New York, Ohio and Texas. These properties have initial lease terms ranging from ten to 20 years, with an average initial term of 14.7 years, and have multiple renewal options by the tenant.

As of March 31, 1999, Capital Automotive Group had invested approximately $600 million in properties. Capital Automotive Group's portfolio included 142 properties, representing 215 automotive franchises in 19 states. These properties total approximately 5.0 million square feet of buildings and improvements on 793 acres of land. The properties are leased on long-term, triple-net leases with an average initial lease term of 13.2 years.


4.   EARNINGS PER SHARE

A reconciliation of net income and weighted average shares used to calculate basic and diluted earnings per share for the three months ended March 31, 1999 and March 31, 1998 is as follows (in thousands, except per share data):

                                        Net       Weighted     Earnings
                                      Income   Average Shares  Per Share
                                      -------  --------------  ---------

Three Months Ended March 31, 1999:
Earnings per share - basic            $4,389           21,607      $0.20

Adjustments (1)                            -                -          -
                                      ------           ------      -----

Earnings per share - diluted          $4,389           21,607      $0.20
                                      ======           ======      =====

Three Months Ended March 31, 1998:
Earnings per share - basic            $1,703           12,147      $0.14

Adjustments (1)                          (16)             120          -
                                      ------           ------      -----

Earnings per share - diluted          $1,687           12,267      $0.14
                                      ======           ======      =====

(1) Adjustment to net income reflects change in Minority Interest (as hereafter defined) share of income based on ownership calculation including common share equivalents. Adjustment to weighted average shares reflects exercise of dilutive options for shares assuming treasury stock method. There were no dilutive options during the three month period ended March 31, 1999.

5.   MORTGAGE LOANS

As of March 31, 1999, Capital Automotive Group had mortgage indebtedness totaling $162 million secured by 64 properties owned by subsidiaries of the Operating Partnership. The $162 million consisted of the following:

 . A $150 million, non-recourse loan ("Permanent Loan") with Global Alliance
  Finance Company, L.L.C. (the "Lender") that closed in November 1998. The original terms of the Permanent Loan require consecutive monthly payments of interest only for two years. Thereafter, monthly payments of principal and interest will be required in an amount sufficient to amortize the Permanent Loan over a 25-year term. The term of the Permanent Loan is ten years and bears interest at a coupon rate of 7.67% per annum until maturity on December 1, 2008. The Permanent Loan is secured by mortgages on the properties financed. The Operating Partnership has provided a limited $35 million guaranty of the Permanent Loan, which guaranty is contingent upon the occurrence of certain circumstances. A majority of the loan proceeds was used to finance acquisitions.

  On February 10, 1999, the Company and the Lender modified the terms on approximately $38 million of the Permanent Loan in order for the Lender to have more flexibility in structuring a commercial mortgage backed security execution. The interest rate on this portion of the Permanent Loan was reduced to 7.59% per annum, the monthly interest only payments were reduced to approximately one year and the amortization period was reduced to approximately 17 years.

 . A $12 million mortgage note with a financial institution assumed by the Company in November 1998 as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired. The mortgage note bears interest at 7.50% per annum until maturity in January 2003. Principal and interest are payable monthly. Any outstanding principal and interest shall be due and payable upon maturity.


6.   CREDIT FACILITIES

As of March 31, 1999, Capital Automotive Group had commitments for short term, revolving credit facilities, from financial institutions, in the aggregate amount of $70 million ($50 million from Comerica Bank and $20 million from United Bank), of which $20 million had been drawn down. The committed credit facilities will provide funds for the acquisition of dealership properties and for general corporate purposes. The committed credit facilities will have three-year terms and borrowings will bear interest at a rate equal to the one month LIBOR plus 175 basis points.


7.   NEW ACCOUNTING PRONOUNCEMENTS

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

8.   MINORITY INTEREST

Minority Interest is calculated at approximately 24.1 percent of the Operating Partnership's partners' capital and net income. The ownership of the Operating Partnership as of March 31, 1999 is as follows (Units in thousands):


                          Units   Percent
                          ------  --------

Partners' capital:
      Limited Partners     6,855     24.1%
      The Company         21,607     75.9%
                          ------    -----

         Total            28,462    100.0%
                          ======    =====

9.   401(K) PLAN

During 1998, the Company adopted the Capital Automotive L.P. Employee 401 (k) Plan. Employees who are at least 21 years of age are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of management. Employer contributions generally vest over five years. No matching or discretionary contributions have been paid or declared for the three months ended March 31, 1999.

10.  SUBSEQUENT EVENTS

Declaration of Dividend
-----------------------

On April 27, 1999, the Company declared a dividend of $0.33 per share which will be paid on May 20, 1999 to shareholders of record as of May 10, 1999.

Commitment
----------

During April 1999, Capital Automotive Group entered into a commitment letter with a financial institution for a $100 million permanent loan to be secured by various properties owned by subsidiaries of the Operating Partnership. The commitment expires on July 15, 1999, unless otherwise extended. The term of the financing is 12 years based upon a 25-year amortization. Principal and interest will be payable quarterly. The annual fixed interest rate will be based on a spread of 250 basis points over the 10-year Treasury rate, which on April 9, 1999, was locked in at 7.54% per annum. The proceeds will be used to acquire additional properties and for general corporate purposes.

                            CAPITAL AUTOMOTIVE REIT
          ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED
                       MARCH 31, 1999 AND MARCH 31, 1998


The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

OVERVIEW

Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries.
The Company is the sole general partner of the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. The term "Capital Automotive
Group" refers to the Company and the Operating Partnership and their subsidiaries. In this Quarterly Report on Form 10-Q, the term "subsidiary" of the Company or the Operating Partnership means a corporation, partnership, limited liability company or similar entity if the Company or the Operating Partnership, alone or together, directly or indirectly, own at least a majority of the equity interests of the entity. Typically the Operating Partnership forms a subsidiary limited liability company or limited partnership to own properties acquired from a given dealership group. This structure is intended to facilitate financing and transfers involving such properties.

Capital Automotive Group's primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. In this Quarterly Report on Form 10-Q, Capital Automotive Group uses the term "dealerships" to refer to these types of businesses that are operated on its properties. Capital Automotive Group's strategy focuses on acquiring real estate used by multi-site, multi-franchised dealerships located predominately in major metropolitan areas throughout the United States.

All properties are leased under triple-net leases, under which the lessees typically pay substantially all operating expenses of a property, including, but not limited to, all taxes, assessments and other government charges, insurance, utilities, service, repairs and maintenance. The leases are generally for a period of ten to 20 years, with options to renew upon the same terms and conditions for one or more additional periods of five to ten years exercisable at the option of the lessee.

Substantially all of Capital Automotive Group's revenues are derived from (1) rents received under long-term, triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

Capital Automotive Group incurs general and administrative expenses including principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of acquiring additional properties. Capital Automotive Group is self-administered and managed by its trustees, executive officers and staff. The primary non-cash expense of Capital Automotive Group is the depreciation of its properties. Capital Automotive Group depreciates buildings and improvements on the properties currently owned by it over a 40-year and 20-year period for tax and financial reporting purposes, respectively. Capital Automotive Group does not own or lease any significant personal property, furniture or equipment at any property currently owned by it.

ACQUISITIONS

During the three months ended March 31, 1999, Capital Automotive Group closed on the acquisition of 22 dealership properties, representing 19 automotive franchises, for an aggregate purchase price of $88 million. Consideration for the properties consisted of approximately $64.3 million in cash, $19.3 million in the assumption and repayment of debt and $4.4 million in equity issuance (approximately $3.8 million in Operating Partnership units ("Units") and approximately $600,000 allocated to warrants exercisable for common shares of the Company). The properties were acquired from various dealer groups, including affiliates of Asbury Automotive Group, Craig Zinn Automotive Group, FirstAmerica Automotive, Inc., Group 1 Automotive Inc. and its affiliates, McCluskey Chevrolet, Mulkin Automotive Group, and Park Place Motorcars. The properties total approximately 700,000 square feet of buildings and improvements on 81.9 acres of land and are located in five states, including California, Florida, New York, Ohio and Texas. These properties have initial lease terms ranging from ten to 20 years, with an average initial term of 14.7 years, and have multiple renewal options by the tenant.

As of March 31, 1999, Capital Automotive Group had invested approximately $600 million in properties. Capital Automotive Group's portfolio included 142 properties, representing 215 automotive franchises in 19 states. These properties total approximately 5.0 million square feet of buildings and improvements on 793 acres of land. The properties are leased on long-term, triple-net leases with an average initial lease term of 13.2 years. The Company's portfolio weighted average initial cap rate at March 31, 1999 was 10.6%, which is calculated as the percentage of the initial annual base rent over the purchase price paid to the sellers for the related properties.

RESULTS OF OPERATIONS

Although the Company was formed prior to January 1, 1998, it did not complete its initial public offering ("IPO") until February 19, 1998, at which time it began generating rental income.

Rental revenue for the first quarter of 1999 rose 742% to $14.6 million from $1.7 million in the same comparable quarter of 1998. The increase was attributable to the growth of Capital Automotive Group's real estate portfolio (142 properties as of March 31, 1999 versus 35 properties as of March 31, 1998), from which the Company generates its rental income. The Company began generating revenue on February 19, 1998, the date of closing of the Company's IPO and purchase of its initial properties.

Interest income for the first quarter decreased 86% to $216,000 from $1.6 million in the same comparable quarter of 1998. Interest income during the first quarter 1998 was primarily generated from the investment of the excess of the net proceeds of the Company's IPO, a private placement offering and the exercise of the underwriters' over-allotment option (all completed during the first quarter of 1998). These net proceeds were fully invested during 1998 and therefore did not generate interest income during the first quarter of 1999. Interest income generated in the first quarter of 1999 was primarily generated from the investment of the excess of debt issuance proceeds over the amount invested in properties.

Depreciation and amortization for the first quarter of 1999 increased to $3.8 million from $344,000 in the same comparable quarter of 1998 and consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of Capital Automotive Group's real estate portfolio.

Capital Automotive Group had general and administrative expenses of $1.9 million for the first quarter of 1999 compared to $892,000 for the first quarter of 1998, representing an increase of 112%. The increase was due primarily to increased payroll and related benefits attributable to personnel additions in 1998, and severance payments relating to the elimination of four employees during the first quarter of 1999, or approximately 15% of the Company's total staff. Also contributing to the increase was increased marketing expenses as well as increased professional fees and other administration costs associated with public reporting requirements.

Interest expense for the first quarter of 1999 increased to $3.3 million from $41,000 for the first quarter of 1998. The increase was due to interest charged on the Company's outstanding debt (including mortgage debt and borrowings under the credit facilities) issued in the later half of 1998 and the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

During November 1998, Capital Automotive Group closed on a $150 million, non-recourse loan ("Permanent Loan") with Global Alliance Finance Company, L.L.C. (the "Lender"). The original terms of the Permanent Loan require consecutive monthly payments of interest only for two years. Thereafter, monthly payments of principal and interest will be required in an amount sufficient to amortize the Permanent Loan over a 25-year term. The term of the Permanent Loan is ten years and bears interest at a coupon rate of 7.67% per annum until maturity on December 1, 2008. The Permanent Loan is secured by mortgages on the properties financed. The Operating Partnership has provided a limited $35 million guaranty of the Permanent Loan, which guaranty is contingent upon the occurrence of certain circumstances. A majority of the loan proceeds was used to finance acquisitions. On February 10, 1999, Capital Automotive Group and the Lender modified the terms on approximately $38 million of the Permanent Loan in order for the Lender to have more flexibility in structuring a commercial mortgage backed security execution. The interest rate on this portion of the Permanent Loan was reduced to 7.59% per annum, the monthly interest only payments were reduced to approximately one year and the amortization period was reduced to approximately 17 years.

As of March 31, 1999, Capital Automotive Group had commitments for short term, revolving credit facilities, from financial institutions, in the aggregate amount of $70 million ($50 million from Comerica Bank and $20 million from United Bank), of which $20 million had been drawn down. The committed credit facilities will provide funds for the acquisition of dealership properties and for general corporate purposes. The committed credit facilities will have three-year terms and borrowings will bear interest at a rate equal to the one month LIBOR plus 175 basis points. Capital Automotive Group intends to increase the capacity and term of the revolving credit facilities through the inclusion of additional financial institutions.

During April 1999, Capital Automotive Group entered into a commitment letter with a financial institution for a $100 million permanent loan to be secured by various properties owned by subsidiaries of the Operating Partnership. The commitment expires on July 15, 1999, unless otherwise extended. The term of the financing is 12 years based upon a 25-year amortization. Principal and interest will be payable quarterly. The annual fixed interest rate will be based on a spread of 250 basis points over the 10-year Treasury rate, which on April 9, 1999, was locked in at 7.54% per annum. The proceeds will be used to acquire additional properties and for general corporate purposes.

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

Capital Automotive Group also intends to borrow additional amounts in connection with the acquisition of additional properties, the renovation or expansion of properties, or, as necessary, to meet certain distribution requirements imposed on a real estate investment trust under the Code. Capital Automotive Group may raise additional long-term capital by issuing, in public or private transactions, debt or other equity securities, but the availability and terms of any such issuance will depend upon the market and other conditions.

Capital Automotive Group has adopted a policy to limit debt to approximately 50% of assets. This policy may be changed by the Company's Board of Directors at anytime without shareholder approval.

Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Units as consideration for such purchases.


YEAR 2000 COMPLIANCE

Management of Capital Automotive Group has adopted a plan to confront year 2000 issues. Under the plan, management is assessing the potential material effect of year 2000 issues on the Company's business, results of operations, and financial condition and is determining ways to mitigate those issues.

Capital Automotive Group has completed discussions with a sample of its tenants regarding their year 2000 compliance. In addition, each of Capital Automotive Group's tenants were sent questionnaires in the fourth quarter 1998, regarding the year 2000 compliance of their financial data and operating systems. Capital Automotive Group is presently obtaining and reviewing the questionnaires and to date has found no instances where a tenant is not materially year 2000 compliant. Capital Automotive Group is currently not aware of any tenants who are not materially year 2000 compliant and does not feel a need for a contingency plan to mitigate year 2000 issues.

Overall, Capital Automotive Group believes that it will not incur significant costs in modifying its existing software applications, replacing hardware or hiring consultants in resolving year 2000 issues both internally and externally. Although Capital Automotive Group has not incurred any material expenditures relating to year 2000 issues as of March 31, 1999, there can be no assurance as to the magnitude of future costs until Capital Automotive Group's assessment is complete.

Failure to correct material year 2000 issues may result in the interruption, or failure of, certain normal business activities or operations and may adversely affect the Company's results of operations, liquidity and financial condition. Management of Capital Automotive Group believes that continued progress in implementing the year 2000 plan will significantly reduce Capital Automotive Group's potential of a year 2000 operational interruption. As of March 31, 1999, management of Capital Automotive Group had no knowledge of a year 2000 event or uncertainty that is likely to materially affect Capital Automotive Group.

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

FFO of the Operating Partnership for the three months ended March 31, 1999 and March 31, 1998 is computed as follows (in thousands):

                                             Three Months      Three Months
                                                 Ended             Ended
                                             March 31, 1999    March 31, 1998
                                             --------------    --------------
Net Income before Minority Interest            $  5,774            $ 2,044

Real Estate Depreciation and Amortization         3,820                329
                                               --------            -------

Funds From Operations                          $  9,594            $ 2,373
                                               ========            =======

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should,"

"expect," "intends," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Factors which may cause the actual results of operations in future periods to differ materially from forecast or anticipated results include, but are not limited to (i) the failure of any lessee of real property owned by Capital Automotive REIT to perform the terms of its lease in any material respects, (ii) the inability of the Company to acquire suitable real properties that conform to its business strategy, (iii) the termination or abandonment of the dealerships or other motor vehicle related businesses that occupy any real property owned by the Company,
(iv) the inability of the Company to release any real property, (v) general economic and business conditions, both nationally and in the regions in which the Company owns real property, including, but not limited to, those conditions affecting real estate generally or the motor vehicle retail and related businesses specifically, (vi) zoning changes in locations in which any such real property is located, (vii) existing governmental regulations and changes in, or the failure to comply with government regulations, (viii) changes to laws, rules and regulations affecting the Company, including the tax laws affecting real estate investment trusts, (ix) competition, (x) changes in business strategy,
(xi) divestiture of real property, (xii) retention of the Company's executive officers, (xiii) the ability of the Company to attract and retain key personnel,
(xiv) the availability and terms of additional capital to fund the acquisition of additional properties and for working capital purposes, (xv) the impact on the Company of computer and related problems that may arise from year 2000,
(xvi) the ability of the Company to obtain additional financing and (xvii) other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

As of March 31, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.

                            CAPITAL AUTOMOTIVE REIT
                           PART II-OTHER INFORMATION


Item 1.   Legal Proceedings

Not applicable.

Item 2.   Changes in Securities

CHANGES IN SECURITIES
---------------------

The Company has not sold any common shares of beneficial interest, par value $.01 per share ("Common Shares"), during the three-month period ended March 31, 1999.

On January 5, 1999, the Company issued a warrant to purchase 133,333 Common Shares of the Company to Jack I. Tompkins, a warrant to purchase 133,334 Common Shares of the Company to Bert Wollen, and a warrant to purchase 133,333 Common Shares of the Company to WS&B Auto REIT, LLC. These warrants were issued in connection with the identification of certain properties acquired by Capital Automotive Group. The warrants become exercisable at the rate of 25% per year over a four year period beginning on January 5, 2000 at an exercise price of $15.00 per Common Share, subject to anti-dilution protections. The warrants expire December 31, 2008. The issuance of the warrants was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On January 8, 1999, the Operating Partnership issued 5,133 Units to M.B. Holdings, L.P. as partial consideration for the acquisition of one parcel of real property and improvements located thereon in Dallas, Texas. 50% of the Units will be eligible for redemption beginning on January 8, 2000 and 50% of the Units will be eligible for redemption beginning on January 8, 2001 for cash by the Operating Partnership, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On January 22, 1999, the Company issued a warrant to purchase 50,000 Common Shares of the Company to Diamante Properties, Ltd. as partial consideration for the acquisition of one parcel of real property and improvements. The warrant is exercisable during the period beginning on January 31, 2000 and ending on January 22, 2004 at an exercise price of $15.00 per Common Share. The issuance of the warrant was effected in reliance on an exemption from registration under
Section 4(2) of the Securities Act.

On February 1, 1999, the Operating Partnership issued 116,838 Units to McCluskey Chevrolet, Inc. as partial consideration for the acquisition of three parcels of real property and improvements located thereon in Cincinnati, Ohio. The Units are redeemable beginning on July 31, 2000 for cash by the Operating Partnership, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On March 25, 1999, the Operating Partnership issued 106,388 Units to John W. Mulkin, Jr. and 53,195 Units to Anthony Zappone, as partial consideration for the acquisition of two parcels of real property and improvements located thereon in Brockport, New York. The Units are redeemable beginning on July 31, 2000 for cash by the Operating Partnership, or at the option of the Company,

Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits and Reports on Form 8-K

(A)  EXHIBITS:
     --------

10.44     Amendment to Loan Agreement dated as of February 10, 1999 between CARS
          - DB1, L.L.C. as Borrower and Global Alliance Finance Company, L.L.C.

10.45 Revolving Loan Agreement dated as of March 4, 1999 among Comerica Bank and Capital Automotive, L.P., et al.

27        Financial Data Schedule

(B)  REPORTS ON FORM 8-K
     -------------------

(1)       Current Report on Form 8-K filed on February 26, 1999 (File No.000-
          23733)

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CAPITAL AUTOMOTIVE REIT
                              (Registrant)


                              BY: /s/  Thomas D. Eckert
                                 ----------------------
                                 Thomas D. Eckert
                                 President and Chief Executive Officer
                                 (principal executive officer)


                              BY: /s/  David S. Kay
                                 ----------------------
                                 David S. Kay
                                 Vice President and Chief Financial Officer
                                 (principal financial and accounting officer)


Dated:  May 11, 1999
      --------------