Form 10-Q
period 1999-06-30
CAPITAL AUTOMOTIVE REIT
filed 1999-08-12
CIK 1049316

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1999

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

Number of common shares of beneficial interest outstanding as of August 10, 1999 was 21,607,415.

                            CAPITAL AUTOMOTIVE REIT
                                   FORM 10-Q
                                     INDEX

                                                                      Page No.
                                                                      --------
Part I -- Financial Information

     Item 1 -- Financial Statements

       Consolidated Balance Sheets -- June 30, 1999 (unaudited) and
          December 31, 1998.                                               3

       Consolidated Statements of Operations (unaudited) -- three months
        and six months ended June 30, 1999 and June 30, 1998.              4

       Consolidated Statements of Cash Flows (unaudited) -- six months
          ended June 30, 1999 and June 30, 1998.                           5

       Notes to Consolidated Financial Statements (unaudited)            6 - 11

     Item 2 -- Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              12 - 18

     Item 3 -- Quantitative and Qualitative Disclosures About
       Market Risk                                                         19

Part II -- Other Information

     Item 1 -- Legal Proceedings                                           20

     Item 2 -- Changes in Securities                                       20

     Item 3 -- Defaults Upon Senior Securities                             20

     Item 4 -- Submission of Matters to Vote of Security Holders        20 - 21

     Item 5 -- Other Information                                           22

     Item 6 -- Exhibits and Reports on Form 8-K                            22

Signatures                                                                 23

                        PART I -- FINANCIAL INFORMATION
                        ITEM 1 -- FINANCIAL STATEMENTS
                            CAPITAL AUTOMOTIVE REIT
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                       June 30,             December 31,
                                                        1999                   1998
                                                     -------------        --------------
                                                      (unaudited)
ASSETS
Real estate:
  Land                                               $     292,686         $     238,970
  Buildings and improvements                               353,771               272,162
  Accumulated depreciation                                 (13,720)               (6,145)
                                                     -------------         -------------
                                                           632,737               504,987

Cash and cash equivalents                                    7,734                72,106

Other assets, net                                            8,579                 6,118
                                                     -------------         -------------
    Total Assets                                     $     649,050         $     583,211
                                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage loans                                       $     161,865         $     161,997
Borrowings under credit facility                            62,000                   -
Accounts payable and accrued expenses                        6,675                14,752
Security deposits payable                                    4,668                 3,907
                                                     -------------         -------------
    Total Liabilities                                      235,208               180,656
                                                     -------------         -------------

Minority Interest                                          103,163                93,898

Shareholders' Equity
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                       -                      -
Common shares, $.01 par value; 100,000,000 shares
    authorized; 24,792,115 shares issued                       248                   248
Additional paid-in-capital                                 345,716               345,905
Accumulated deficit                                         (1,814)               (4,025)
Less treasury shares at cost, 3,184,700
   common shares                                           (33,471)              (33,471)
                                                     -------------         -------------
     Total shareholders' equity                            310,679               308,657
                                                     -------------         -------------
     Total liabilities and shareholders' equity      $     649,050         $     583,211
                                                     =============         =============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                    Three Months Ended                 Six Months Ended
                                                        June 30,                            June 30,
                                                 1999             1998              1999             1998
                                             -----------      ------------      ------------     ------------
Revenue:
Rental                                       $    15,677      $      5,098      $     30,249     $      6,829
Interest and other                                   221             3,447               437            5,037
                                             -----------      ------------      ------------     ------------
    Total revenue                                 15,898             8,545            30,686           11,866
                                             -----------      ------------      ------------     ------------

Expenses:
Depreciation and amortization                      3,834               995             7,679            1,339
General and administrative                         1,733             1,470             3,627            2,362
Interest                                           3,725               127             7,000              168
                                             -----------      ------------      ------------     ------------
    Total expenses                                 9,292             2,592            18,306            3,869
                                             -----------      ------------      ------------     ------------

Net income before minority interest                6,606             5,953            12,380            7,997
Minority interest                                 (1,641)           (1,206)           (3,026)          (1,620)
                                             -----------      ------------      ------------     ------------

Net income                                   $     4,965      $      4,747      $      9,354     $      6,377
                                             ===========      ============      ============     ============


Shares of common stock outstanding used to
  compute basic earnings per share                21,607            24,792            21,607           18,504
                                             ===========      ============      ============     ============

Basic earnings per share                     $      0.23      $       0.19      $       0.43     $       0.34
                                             ===========      ============      ============     ============

Shares of common stock outstanding used to
  compute diluted earnings per share              21,630            24,876            21,619           18,606
                                             ===========      ============      ============     ============

Diluted earnings per share                   $      0.23      $       0.19      $       0.43     $       0.34
                                             ===========      ============      ============     ============

See accompanying notes to consolidated financial statements.

                                                      CAPITAL AUTOMOTIVE REIT
                                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)

                                                                        Six Months Ended June 30,
                                                                       1999                   1998
                                                                    -----------            ------------
Cash flows from operating activities:
Net income                                                          $     9,354               $   6,377
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                             7,903                   1,339
Income applicable to minority interest                                    3,026                   1,620
Increase in other assets                                                 (2,735)                   (643)
Increase in accounts payable and accrued expenses                           880                     697
Increase in security deposits payable                                       761                   2,640
                                                                    -----------            ------------
   Net cash provided by operating activities                             19,189                  12,030
                                                                    -----------            ------------

Cash flows from investing activities:
Purchase of furniture and equipment                                         (30)                   (226)
Real estate acquisitions, net of sales                                 (126,971)               (168,822)
                                                                    -----------            ------------
   Net cash used in investing activities                               (127,001)               (169,048)
                                                                    -----------            ------------

Cash flows from financing activities:
Proceeds from bank borrowings                                            62,000                   8,570
Repayment of bank and other borrowings                                        -                  (1,000)
Mortgage principal payments                                                (132)                      -
Proceeds from issuance of initial public offering of
   common shares and underwriters' over-allotment
   option, net of issuance costs                                              -                 317,285
Proceeds from issuance of private placement,
   net of issuance costs                                                      -                  25,000
Payment of cash dividend                                                (14,057)                 (1,884)
Payment of partner distribution                                          (4,278)                   (378)
Other fees                                                                  (93)                      -
                                                                    -----------            ------------
   Net cash provided by financing activities                             43,440                 347,593
                                                                    -----------            ------------

Net increase (decrease) in cash and cash equivalents                    (64,372)                190,575

Cash and cash equivalents at beginning of period                         72,106                      25
                                                                    -----------            ------------
Cash and cash equivalents at end of period                          $     7,734            $    190,600
                                                                    ===========            ============


Supplemental Data:

Real estate acquisitions in exchange for equity issuance            $     8,379            $     95,135
                                                                    ===========            ============
Interest paid during the period                                     $     5,787            $        168
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


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Capital Automotive Group. All intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

Real estate assets are recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 30 years for the buildings and improvements.


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


3.  ACQUISITION OF PROPERTIES

During the three months ended June 30, 1999, Capital Automotive Group acquired 13 dealership properties, representing 37 automotive franchises, for an aggregate purchase price of $50.5 million. Consideration for the properties consisted of approximately $46.5 million in cash and $4.0 million in Operating Partnership units ("Units"). The properties were acquired from various dealer groups or their affiliates, including Auffenberg Enterprises of Illinois, Inc., Hoz de Vila Automotive, Kelley Automotive Group, Lithia Motors, Momentum Motorcars and Orr Automotive. The properties total approximately 428,000 square feet of buildings and improvements on 66.9 acres of land and are located in five states (Illinois, Indiana, New Jersey, Oregon and Texas). These properties have initial lease terms ranging from 12 to 15 years, with an average initial term of
13.9 years, and have renewal options (generally ranging from a total of 20 years to 40 years) exercisable by the tenant.

As of June 30, 1999, Capital Automotive Group had invested approximately $646 million in properties. Capital Automotive Group's portfolio consisted of 154 properties, representing 246 automotive franchises in 22 states. These properties total approximately 5.4 million square feet of buildings and improvements on 853 acres of land. The properties are leased on long-term, triple-net leases with an average initial lease term of 13.2 years.


4.   EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, options and warrants. For the three-months and six-months ended June 30, 1999, there was 22,000 and 11,000 dilutive common equivalent shares outstanding, respectively. For the three-months and six-months ended June 30, 1998, there were 84,000 and 102,000 dilutive common equivalent shares outstanding, respectively.


5. MORTGAGE LOANS

As of June 30, 1999, Capital Automotive Group had mortgage indebtedness totaling $162 million secured by 64 dealership properties owned by subsidiaries of the Operating Partnership. The $162 million consisted of the following:


 .  A $150 million, non-recourse loan ("Permanent Loan") with Global Alliance
   Finance Company, L.L.C. (the "Lender"), evidenced by four notes, that closed in November 1998. The original terms of the Permanent Loan require consecutive monthly payments of interest only for two years. Thereafter, monthly payments of principal and interest will be required in an amount sufficient to amortize the Permanent Loan over a 25-year term. The term of the Permanent Loan is ten years and bears interest at a coupon rate of 7.67% per annum until maturity on December 1, 2008. The Permanent Loan is secured by mortgages on the approximately 60 properties financed. The Operating Partnership has provided a limited $35 million guaranty of the Permanent Loan, which guaranty is contingent upon the occurrence of certain circumstances. A majority of the loan proceeds was used to finance acquisitions. During the first quarter of 1999, Capital Automotive Group and the Lender modified the terms of one of the notes (approximately $38 million of the Permanent Loan) in order for the Lender to have more flexibility in structuring a commercial mortgage backed security execution. The interest rate on this note was reduced to 7.59% per annum, the monthly interest-only payments were reduced to approximately one year and the amortization period was reduced to approximately 17 years. As of June 30, 1999, the principal amount outstanding on the Permanent Loan was $150 million. At maturity on December 1, 2008, a final payment of approximately $121.4 million will be required.


 .  A $12 million mortgage note with a financial institution assumed by Capital
   Automotive Group in November 1998 as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired. The mortgage note bears interest at 7.50% per annum until maturity. Principal and interest are payable monthly. At June 30, 1999, the principal amount outstanding was approximately $11.9 million. At maturity on January 1, 2003, a final payment of approximately $10.8 million will be required.

6.  SHORT-TERM REVOLVING CREDIT FACILITY

As of June 30, 1999, Capital Automotive Group had commitments from four financial institutions for a syndicated short-term revolving credit facility in the aggregate amount of $115 million. As of June 30, 1999, Capital Automotive Group had short-term revolving credit facilities from two financial institutions participating in the syndicated credit facility, under which $62 million (of a total of $70 million available under these facilities) was outstanding. As of June 30, 1999, the blended interest rate on the amount outstanding was 7.13% per annum. Upon closing of the syndicated credit facility, expected to occur in the third quarter of 1999, any amounts outstanding under the existing credit facilities will be rolled into the syndicated credit facility. The syndicated credit facility will have a three-year term and borrowings will bear interest at a rate currently equal to the one-month LIBOR plus 175 basis points. The syndicated credit facility will provide funds for the acquisition of dealership properties and for general corporate purposes.


7.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB deferred the effective date until June 15, 2000. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that the adoption of SFAS 133 will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


8.  MINORITY INTEREST

Minority Interest is calculated at approximately 24.9 percent of the Operating Partnership's partners' capital and net income. The ownership of the Operating Partnership as of June 30, 1999 is as follows (Units in thousands):

                           Units      Percent
                        -----------  ----------

Partners' capital:
   Limited Partners         7,175       24.9%
   The Company             21,607       75.1%
                           ------      -----

     Total                 28,782      100.0%
                           ======      =====


9.  401(K) PLAN

During 1998, the Company adopted the Capital Automotive L.P. Employee 401 (k) Plan. Employees who are at least 21 years of age are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of management. Employer contributions generally vest over five years. No matching or discretionary contributions have been paid or declared for the six months ended June 30, 1999.


10.  COMMITMENTS

Debt Financing Commitment as of June 30, 1999
---------------------------------------------

During April 1999, Capital Automotive Group executed a $100 million mortgage loan commitment from Ford Motor Credit Company, which was subsequently closed during July 1999. The mortgage loan is secured by approximately 48 dealership properties owned by the Operating Partnership and certain subsidiaries of the Operating Partnership. The term of the financing is 12 years with principal amortization based on a 25-year amortization schedule. The interest rate was fixed at the 10-year US Treasury rate plus 250 basis points or 7.54% per annum until maturity. Principal and interest will be payable quarterly. The proceeds will be used to fund future property acquisitions, to repay short-term borrowings under the Company's revolving credit facility and for general corporate purposes.


MMR Holdings, L.L.C. ("MMR") Definitive Purchase Agreement As of June 30, 1999
-------------------------------------------------------------------------------

On June 30, 1999, Capital Automotive Group signed a definitive purchase agreement to acquire MMR, an affiliate of Sonic Automotive, Inc. ("Sonic"). MMR and its subsidiaries own, or by closing expect to own, 58 dealership properties valued at approximately $206 million. The 58 properties are located in ten states (Alabama, Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties contain 75 franchises including Ford, BMW, Chrysler and Toyota. Sonic will guarantee the leases on all but approximately eight of the properties, which are leased to other dealer groups, including United Auto Group. Affiliates of Sonic will enter into new leases with lease provisions substantially consistent with Capital Automotive Groups' portfolio. Initial lease terms will be approximately ten years; however, Sonic has agreed to renew at least 75% of the portfolio rental stream for an additional 5-year period. In addition, Capital Automotive Group has agreed that, during the term of the leases, Sonic may substitute replacement properties for leased properties with an aggregate original purchase price and allocated costs of up to an aggregate of $51 million. Any substituted property must have a value approximately equal to the purchase price and allocated costs of the original property. Sonic must provide a guarantee relating to the lease of the replacement property, and rent for the replacement property may not be less than the rent for the original property at the time of substitution. The substituted property must also satisfy the requirements of Ford Motor Credit Company (see below) for a replacement property. Subject to satisfactory completion of due diligence, it is anticipated that the transaction will close during the third quarter of 1999. Capital Automotive Group has also issued a firm commitment to Sonic to purchase up to $75 million in additional dealership properties, through the end of 1999, in conjunction with future acquisitions of dealership operations by Sonic.


Debt Financing Commitments Subsequent to June 30, 1999
------------------------------------------------------

During July 1999, Capital Automotive Group executed several commitments with financial institutions to fund the MMR acquisition, future property acquisitions and general corporate purposes. Details of these executed commitments include the following:

 .  A $150 million mortgage loan assumption commitment from Ford Motor Credit
   Company to finance the majority of the MMR acquisition. The mortgage loan will be secured by substantially all of the properties acquired in the MMR acquisition. The mortgage loan will be assumed and amended. During July 1999, Capital Automotive Group locked the interest rate for the mortgage loan at the 10-year US Treasury rate plus 229 basis points or 8.03% per annum commencing on September 30, 1999 until maturity. The mortgage loan will have a 12-year term, with two years interest only followed by principal amortization based on a 25-year amortization schedule.

 . A $55 million bridge loan commitment with a financial institution to fund the difference between the assumed $150 million mortgage loan commitment and the MMR acquisition price. The bridge loan will require interest only payments made monthly at a rate equal to the one month LIBOR plus 200 basis points.
   The bridge loan will mature on the earlier of (a) 90 days following the closing date and (b) the closing date of an $85 million permanent mortgage loan commitment ("Committed Permanent Loan") with the same financial institution.


  The Committed Permanent Loan is expected to have a term of 15 years from the date of closing, an amortization period of 15 years and an interest rate equal to the 10-year US Treasury rate plus 222 basis points. The Committed Permanent Loan will be secured by various properties owned by subsidiaries of the Operating Partnership. Upon closing the Committed Permanent Loan, the interest rate on approximately $112 million of the Permanent Loan that closed during 1998 will be adjusted downwards by 3.5 basis points (from 7.67% to 7.635%). In addition, the maturity date and amortization period on this portion of the Permanent Loan will be modified to conform to the terms of the Committed Permanent Loan.


11.  SUBSEQUENT EVENTS

Declaration of Dividend
-----------------------

On July 26, 1999, the Company declared a dividend of $0.34 per share, which will be paid on August 20, 1999 to shareholders of record as of August 10, 1999.

                            CAPITAL AUTOMOTIVE REIT
          ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS--THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
                            1999 AND JUNE 30, 1998


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

Capital Automotive Group incurs general and administrative expenses including principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of acquiring additional properties. Capital Automotive Group is self-administered and managed by its trustees, executive officers and staff. The primary non-cash expense of Capital Automotive Group is the depreciation of its properties. Capital Automotive Group depreciates buildings and improvements on the properties currently owned by it over a 40-year period for tax purposes and a 20-year to 30-year period for financial reporting purposes. Capital Automotive Group does not own or lease any significant personal property, furniture or equipment at any property currently owned by it.

ACQUISITIONS

During the three months ended June 30, 1999, Capital Automotive Group acquired 13 dealership properties, representing 37 automotive franchises, for an aggregate purchase price of $50.5 million. Consideration for the properties consisted of approximately $46.5 million in cash and $4.0 million in Operating Partnership units ("Units"). The properties were acquired from various dealer groups or their affiliates, including Auffenberg Enterprises of Illinois, Inc., Hoz de Vila Automotive, Kelley Automotive Group, Lithia Motors, Momentum Motorcars and Orr Automotive. The properties total approximately 428,000 square feet of buildings and improvements on 66.9 acres of land and are located in five states (Illinois, Indiana, New Jersey, Oregon and Texas). These properties have initial lease terms ranging from 12 to 15 years, with an average initial term of
13.9 years, and have renewal options (generally ranging from a total of 20 years to 40 years) exercisable by the tenant.

As of June 30, 1999, Capital Automotive Group had invested approximately $646 million in properties. Capital Automotive Group's portfolio consisted of 154 properties, representing 246 automotive franchises in 22 states. These properties total approximately 5.4 million square feet of buildings and improvements on 853 acres of land. The properties are leased on long-term, triple-net leases with an average initial lease term of 13.2 years. The Company's portfolio weighted average initial cap rate at June 30, 1999 was 10.6%, which is calculated as the percentage of the initial annual base rent over the purchase price paid to the sellers for the related properties.

MMR HOLDINGS, L.L.C. ("MMR") DEFINITIVE PURCHASE AGREEMENT

On June 30, 1999, Capital Automotive Group signed a definitive purchase agreement to acquire MMR, an affiliate of Sonic Automotive, Inc. ("Sonic"). MMR and its subsidiaries own, or by closing expect to own, 58 dealership properties valued at approximately $206 million. The 58 properties are located in ten states (Alabama, Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties contain 75 franchises including Ford, BMW, Chrysler and Toyota. Sonic will guarantee the leases on all but approximately eight of the properties, which are leased to other dealer groups, including United Auto Group. Affiliates of Sonic will enter into new leases with lease provisions substantially consistent with Capital Automotive Groups' portfolio. Initial lease terms will be approximately ten years; however, Sonic has agreed to renew at least 75% of the portfolio rental stream for an additional 5-year period. In addition, Capital Automotive Group has agreed that, during the term of the leases, Sonic may substitute replacement properties for leased properties with an aggregate original purchase price and allocated costs of up to an aggregate of $51 million. Any substituted property must have a value approximately equal to the purchase price and allocated costs of the original property. Sonic must provide a guarantee relating to the lease of the replacement property, and rent for the replacement property may not be less than the rent for the original property at the time of substitution. The substituted property must also satisfy the requirements of Ford Motor Credit Company (see below) for a replacement property. Subject to satisfactory completion of due diligence, it is anticipated that the transaction will close during the third quarter of 1999. Capital Automotive Group has also issued a firm commitment to Sonic to purchase up to $75 million in additional dealership properties, through the end of 1999, in conjunction with future acquisitions of dealership operations by Sonic.

RESULTS OF OPERATIONS

Although the Company was formed prior to January 1, 1998, it did not complete its initial public offering ("IPO") until February 19, 1998, at which time Capital Automotive Group purchased its initial properties and began generating rental income.

Rental revenue for the second quarter of 1999 rose 208% to $15.7 million from $5.1 million in the same quarter of 1998. Rental revenue for the six months ended June 30, 1999 rose 343% to $30.2 million from $6.8 million for the same period of 1998. The increase was attributable to the growth of Capital Automotive Group's real estate portfolio (154 properties as of June 30, 1999 versus 64 properties as of June 30, 1998), from which Capital Automotive Group generates its rental income.

Interest and other income for the second quarter decreased 94% to $221,000 from $3.4 million in the same quarter of 1998. Interest and other income for the six months ended June 30, 1999 decreased 91% to $437,000 from $5.0 million for the same period of 1998. Interest and other income during the six months ended June 30, 1998 was primarily generated from the investment of the excess of the net proceeds of a private placement offering and the Company's IPO including the exercise of the underwriters' over-allotment option (both of which were completed during the first quarter of 1998). These net proceeds were fully invested during 1998 and therefore did not generate interest income during the quarter and six months ended June 30, 1999. Offsetting the decrease during the second quarter was a gain on the sale of property of $164,000 and interest income generated from the investment of the excess of debt issuance proceeds over the amount invested in properties.

Depreciation and amortization for the second quarter of 1999 increased 285% to $3.8 million from $995,000 in the same quarter of 1998. Depreciation and amortization for the six months ended June 30, 1999 increased 473% to $7.7 million from $1.3 million for the same period of 1998 and consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of Capital Automotive Group's real estate portfolio.

Capital Automotive Group had general and administrative expenses of $1.7 million for the second quarter of 1999 compared to $1.5 million for the second quarter of 1998, representing an increase of 18%. General and administrative expenses for the six months ended June 30, 1999 increased 54% to $3.6 million from $2.4 million for the same period of 1998. The increase in the six month period ended June 30, 1999, compared to the same period of 1998, was due primarily to increased payroll and related benefits attributable to personnel additions in 1998, and severance payments relating to the elimination of four employees during the first quarter of 1999, or approximately 15% of Capital Automotive Group's total staff. Also contributing to the increase was increased marketing expenses as well as increased professional fees and other administrative costs associated with public reporting requirements. These increases were partially offset by the reduction in payroll and related expenses as a result of staffing reductions as well as the closing of the Chicago office during the second quarter of 1999.

Interest expense for the second quarter of 1999 increased to $3.7 million from $127,000 for the same quarter of 1998. Interest expense for the six-month period ended June 30, 1999 increased to $7.0 million compared to $168,000 for the same period of 1998. The increase was due to interest charged on Capital Automotive Group's outstanding debt (including mortgage debt and borrowings under its credit facility) issued in the third and fourth quarters of 1998 and the first and second quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.7 million and $72.1 million at June 30, 1999 and December 31, 1998, respectively. The changes in cash and cash equivalents during the six months ended June 30, 1999 were attributable to operating, investing and financing activities, as described below.

Cash flow from operating activities for the six months ended June 30, 1999 and 1998 was $19.2 million and $12.0 million, respectively, and represents cash received from rental income plus interest and other income less normal recurring general and administrative expenses and interest payments on debt outstanding. The Company's net cash used in investing activities for the six months ended June 30, 1999 and 1998 was $127.0 million and $169.0 million, respectively and primarily reflects the acquisition of dealership properties during those periods. Cash flow from financing activities for the six months ended June 30, 1999 and 1998 was $43.4 million and $347.6 million, respectively. Cash flow from financing activities for the six months ended June 30, 1999, primarily reflects the proceeds from bank borrowings partially offset by distributions made to the Company's shareholders and the Operating Partnership's limited partners. Cash flow from financing activities for the six months ended June 30, 1998, primarily reflects the proceeds of a private placement offering and the Company's IPO including the exercise of the underwriters' over-allotment option, partially offset by distributions made to the Company's shareholders and the Operating Partnership's limited partners.

As of June 30, 1999, Capital Automotive Group had commitments from four financial institutions for a syndicated short-term revolving credit facility in the aggregate amount of $115 million. As of June 30, 1999, Capital Automotive Group had short-term revolving credit facilities from two financial institutions participating in the syndicated credit facility, under which $62 million (of a total of $70 million available under these facilities) was outstanding. As of June 30, 1999, the blended interest rate on the amount outstanding was 7.13% per annum. Upon closing of the syndicated credit facility, expected to occur in the third quarter of 1999, any amounts outstanding under the existing credit facilities will be rolled into the syndicated credit facility. The syndicated credit facility will have a three-year term and borrowings will bear interest at a rate currently equal to the one-month LIBOR plus 175 basis points. The syndicated credit facility will provide funds for the acquisition of dealership properties and for general corporate purposes.

During April 1999, Capital Automotive Group executed a $100 million mortgage loan commitment from Ford Motor Credit Company, which was subsequently closed during July 1999. The mortgage loan is secured by approximately 48 dealership properties owned by the Operating Partnership and certain subsidiaries of the Operating Partnership. The term of the financing is 12 years with principal amortization based on a 25-year amortization schedule. The interest rate was fixed at the 10-year US Treasury rate plus 250 basis points or 7.54% per annum until maturity. Principal and interest will be payable quarterly. The proceeds will be used to fund future property acquisitions, to repay short-term borrowings under the Company's revolving credit facility and for general corporate purposes.

During July 1999, Capital Automotive Group executed several commitments with financial institutions to fund the MMR acquisition, future property acquisitions and general corporate purposes. Details of these executed commitments include the following:

 .  A $150 million mortgage loan assumption commitment from Ford Motor Credit
   Company to finance the majority of the MMR acquisition. The mortgage loan will be secured by substantially all of the properties acquired in the MMR acquisition. The mortgage loan will be assumed and amended. During July 1999, Capital Automotive Group locked the interest rate for the mortgage loan at the 10-year US Treasury rate plus 229 basis points or 8.03% per annum commencing on

   September 30, 1999 until maturity. The mortgage loan will have a 12-year term, with two years interest only followed by principal amortization based on a 25-year amortization schedule.

 . A $55 million bridge loan commitment with a financial institution to fund the difference between the assumed $150 million mortgage loan commitment and the MMR acquisition price. The bridge loan will require interest only payments made monthly at a rate equal to the one month LIBOR plus 200 basis points.
   The bridge loan will mature on the earlier of (a) 90 days following the closing date and (b) the closing date of an $85 million permanent mortgage loan commitment ("Committed Permanent Loan") with the same financial institution.

   The Committed Permanent Loan is expected to have a term of 15 years from the date of closing, an amortization period of 15 years and an interest rate equal to the 10-year US Treasury rate plus 222 basis points. The Committed Permanent Loan will be secured by various properties owned by subsidiaries of the Operating Partnership. Upon closing the Committed Permanent Loan, the interest rate on approximately $112 million of the Permanent Loan that closed during 1998 will be adjusted downwards by 3.5 basis points (from 7.67% to 7.635%). In addition, the maturity date and amortization period on this portion of the Permanent Loan will be modified to conform to the terms of the Committed Permanent Loan.

Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, distributions to shareholders and unitholders, and amounts required for additional property acquisitions and renovations or expansion of properties.
The Company expects to meet these requirements (other than amounts required for additional property acquisitions and renovations or expansion of properties) through cash flow provided by operating activities. The Company anticipates that any additional acquisition of properties, and renovation and expansion of properties, during the next 12 months will be funded with additional amounts available under Capital Automotive Group's committed syndicated revolving credit facility and existing and future long-term secured and unsecured debt. Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income.

As of June 30, 1999, long-term liquidity requirements consisted primarily of maturities under Capital Automotive Group's long-term debt. The Company anticipates that long-term liquidity requirements will also include amounts required for acquisition of properties, and renovation and expansion of properties. The Company expects to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Units as consideration for such purchases.

During the second quarter of 1999, the Company's Board of Trustees approved a resolution providing that the policy of the Company shall be to operate with a debt to asset ratio of not more than approximately 65%. This policy may be changed by the Company's Board of Trustees at any time without shareholder approval. As of June 30, 1999, the Company had a debt to asset ratio of approximately 34%.

As a result of the change in policy to operate with a debt to asset ratio of not more than approximately 65%, the Company anticipates that it will be able to obtain additional financing for its long-term capital needs. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.


YEAR 2000 READINESS DISCLOSURE

Management of Capital Automotive Group has adopted a plan to confront year 2000 issues. Under the plan, management is assessing the potential material effect of year 2000 issues on the Company's business, results of operations, and financial condition and is determining ways to mitigate those issues.

Capital Automotive Group has completed discussions with a sample of its tenants regarding their year 2000 compliance. In addition, each of Capital Automotive Group's tenants were sent questionnaires in the fourth quarter of 1998 and during 1999, regarding the year 2000 compliance of their financial data and operating systems. Capital Automotive Group is presently obtaining and reviewing the questionnaires and to date has found no instances where a tenant is not materially year 2000 compliant. Capital Automotive Group is currently not aware of any tenants who are not materially year 2000 compliant and does not feel a need for a contingency plan to mitigate year 2000 issues.

Overall, Capital Automotive Group believes that it will not incur significant costs in modifying its existing software applications, replacing hardware or hiring consultants in resolving year 2000 issues both internally and externally. Although Capital Automotive Group has not incurred any material expenditures relating to year 2000 issues as of June 30, 1999, there can be no assurance as to the magnitude of future costs until Capital Automotive Group's assessment is complete.

Failure to correct material year 2000 issues may result in the interruption, or failure of, certain normal business activities or operations and may adversely affect the Company's results of operations, liquidity and financial condition. Management of Capital Automotive Group believes that continued progress in implementing the year 2000 plan will significantly reduce Capital Automotive Group's potential of a year 2000 operational interruption. As of June 30, 1999, management of Capital Automotive Group had no knowledge of a year 2000 event or uncertainty that is likely to materially affect Capital Automotive Group.

FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income
(loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring or sales of property plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

FFO of the Operating Partnership for the three months and six months ended June 30, 1999 and June 30, 1998 is computed as follows (in thousands):


                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                    ----------------------     ----------------------
                                       1999         1998         1999         1998
                                    ---------    ---------     ---------    ---------
Net Income before Minority
 Interest                           $   6,606    $   5,953     $  12,380    $   7,997

Real Estate Depreciation and
 Amortization                           3,808          965         7,628        1,294

Gain on Sale of Asset                    (164)           -          (164)           -
                                    ---------    ---------     ---------    ---------
Funds From Operations               $  10,250    $   6,918     $  19,844    $   9,291
                                    =========    =========     =========    =========



FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The Company's actual operations may differ significantly from the results discussed in the forward looking statements.
Such statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "expect," "intends," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors that may cause the actual results of operations in future periods to differ materially from forecast or anticipated results are set forth in the Company's Current Report on Form 8-K, dated February 26, 1999 and filed February 26, 1999, include, but are not limited to
(i) the failure of lessees of real property owned by Capital Automotive Group to pay rent or otherwise perform the terms of their leases, (ii) increases in operating costs, (iii) the availability and terms of additional capital to fund the acquisition of additional properties, (iv) risks that new or pending acquisitions may not be consummated, (v) the inability of the Company to identify and acquire suitable real properties that conform to its business strategy, (vi) general economic and business conditions, both nationally and in the regions in which the Company owns real property, including, but not limited to, conditions affecting the motor vehicle retail and related businesses specifically and real estate generally, (vii) changes to laws, rules and governmental regulations affecting the Company, including the tax laws affecting real estate investment trusts and zoning regulations affecting the operation of the properties, (viii) risks that current or former operators of the properties fail or have failed to comply with environmental laws and regulations, (ix) the termination or abandonment of the dealerships or other motor vehicle related businesses that occupy any real property owned by Capital Automotive Group, (x) competition, (xi) the ability of the Company to retain its executive officers and attract and retain additional key personnel, (xii) changes in business strategy, (xiii) the ability to sell properties on suitable terms at such time as the Company elects, (xiv) the impact on the Company of computer and related problems that may arise from year 2000, and (xv) other risks described from time to time in the registrant's filings with the Securities and Exchange Commission.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ------------------------------------------------------------

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

As of June 30, 1999, there have been no material changes in the Company's financial market risk since December 31, 1998 as reported in the Company's Annual Report on Form 10-K.

                            CAPITAL AUTOMOTIVE REIT
                           PART II-OTHER INFORMATION



Item 1.  Legal Proceedings

Not applicable.


Item 2.  Changes in Securities

The Company has not sold any common shares of beneficial interest, par value $.01 per share ("Common Shares"), during the six-month period ended June 30, 1999.

On June 30, 1999, the Operating Partnership issued 320,000 Units to Auffenberg Enterprises of Illinois, Inc., as partial consideration for the acquisition of two parcels of real property and improvements located thereon in O'Fallon, Illinois. The Units will be eligible for redemption beginning on July 31, 2000 for cash by the Operating Partnership, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.


Item 3.  Defaults Upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to Vote of Security Holders

The first annual meeting of shareholders of Capital Automotive REIT (the "Meeting")was held on May 7, 1999. The matters voted upon at the meeting were:
(1) Election of Trustees; (2) Approval of Amendments to the 1998 Equity Incentive Plan; and (3) Ratification of Arthur Andersen LLP as Independent Accountants for 1999. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitations. All of management's nominees for trust managers were elected. The following table sets forth the results of these votes:

                      Proposal                                           Results
-----------------------------------------------------    --------------------------------------
(1) A proposal to elect ten Board of Trustee members:
Thomas D. Eckert                                           For:                        18,649,971
                                                           Withheld:                        4,500

Craig L. Fuller                                            For:                        18,649,971
                                                           Withheld:                        4,500

William E. Hoglund                                         For:                        18,649,971
                                                           Withheld:                        4,500

R. Michael McCullough                                      For:                        18,649,971
                                                           Withheld:                        4,500

Lee P. Munder                                              For:                        18,649,971
                                                           Withheld:                        4,500

John J. Pohanka                                            For:                        18,649,971
                                                           Withheld:                        4,500

John E. Reilly                                             For:                        18,649,971
                                                           Withheld:                        4,500

Robert M. Rosenthal                                        For:                        18,649,971
                                                           Withheld:                        4,500

Vincent A. Sheehy                                          For:                        18,649,971
                                                           Withheld:                        4,500

William R. Swanson                                         For:                        18,649,971
                                                           Withheld:                        4,500

(2) Approval of Amendments to the 1998 Equity Incentive Plan:

                                                           For:                        10,556,473
                                                           Against:                     5,898,873
                                                           Abstain:                        18,775
                                                           Broker No Vote:              2,180,350

(3) Ratification of Arthur Andersen LLP as Independent Accountants:

                                                           For:                        17,159,791
                                                           Against:                         2,219
                                                           Abstain:                     1,492,461
                                                           Broker No Vote:                      0

Item 5.  Other Information

On May 7, 1999, the Board of Trustees unanimously elected David Gladstone to fill the remaining vacancy on the Board of Trustees, bringing the total number of trustees to 11.

David Gladstone, 56, is the Vice-Chairman of the Board of American Capital Strategies, a buyout and specialty finance firm. Mr. Gladstone has over 24 years of experience in making loans to small and medium-sized businesses and is considered an industry leader in venture capital investing. Prior to joining American Capital, Mr. Gladstone was Chairman and CEO of Allied Capital Corporation. Mr. Gladstone is also Chairman of Coastal Berry Company, a large agricultural business. He is a Trustee of George Washington University, a past member of the Listings and Hearing Committee at the National Association of Securities Dealers, Inc. and a former director of Riggs National Corporation. Mr. Gladstone holds a Master of Business Administration degree from Harvard Business School, a Master of Arts degree from American University and a Bachelor of Arts degree from the University of Virginia.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:
--   --------
*2.1    Acquisition Agreement dated as of June 30, 1999, as amended, by and among CAR MMR L.L.C., O. Bruton Smith, Sonic Financial Corporation, MMR
        Holdings L.L.C., MMR Viking Investment Associates, L.P. and MMR
        Tennessee, L.L.C.

*2.2    Sonic Agreement made and entered into as of June 30, 1999, by and among
        (i) Sonic Automotive, Inc., (the "Guarantor"), (ii) certain subsidiaries or affiliates of the Guarantor (the "Tenants"), and (iii) CAR MMR
        L.L.C., (the "Acquirer"), in connection with that certain Acquisition
        Agreement dated of even date.

10.46   Loan Agreement dated as of July 7, 1999, between CAR CZ L.L.C.,
        CARS-FEN, L.L.C., CAR HDV L.L.C., CAR Alexander L.P., Capital Automotive
        L.P., CAR MOT II, L.L.C., CAR MOT L.L.C., CAR AUF L.L.C., CAR I Jackson
        L.P., and CAR MUL L.L.C., as Borrower and Ford Motor Credit Company as
        Lender.

27      Financial Data Schedule

*Confidential portions omitted pursuant to a request for confidential treatment and supplied separately to the Securities and Exchange Commission. Exhibits and Schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K
     -------------------

Not applicable


                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CAPITAL AUTOMOTIVE REIT
                                 (Registrant)



                                 BY: /s/  Thomas D. Eckert
                                     -------------------------
                                     Thomas D. Eckert
                                     President and Chief Executive Officer
                                     (principal executive officer)



                                 BY: /s/  David S. Kay
                                     -------------------------
                                     David S. Kay
                                     Vice President and Chief Financial
                                     Officer
                                     (principal financial and accounting
                                     officer)


Dated:  August 11, 1999
       -------------------