Form 10-Q
period 1999-09-30
CAPITAL AUTOMOTIVE REIT
filed 1999-11-12
CIK 1049316

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1999

(   )                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from            to         .
                                                       ----------    --------

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

Yes   X     No
   -------    -------

Number of common shares of beneficial interest outstanding as of November 10, 1999 was 21,607,415.

                             CAPITAL AUTOMOTIVE REIT
                                    FORM 10-Q
                                      INDEX


                                                                                                                 Page No.
                                                                                                                 --------
Part I - Financial Information

              Item 1 - Financial Statements

                  Consolidated Balance Sheets - September 30, 1999 (unaudited) and
                      December 31, 1998.                                                                          3

                  Consolidated Statements of Operations (unaudited) - three months
                      and nine months ended September 30, 1999 and September 30, 1998.                            4

                  Consolidated Statements of Cash Flows (unaudited) - nine months
                      ended September 30, 1999 and September 30, 1998.                                            5

                  Notes to Consolidated Financial Statements (unaudited)                                        6 - 12

              Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    13 - 22

              Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                 22

Part II - Other Information

              Item 1 - Legal Proceedings                                                                          23

              Item 2 - Changes in Securities                                                                      23

              Item 3 - Defaults Upon Senior Securities                                                            23

              Item 4 - Submission of Matters to Vote to Security Holders                                          23

              Item 5 - Other Information                                                                          23

              Item 6 - Exhibits and Reports on Form 8-K                                                         23 - 24

Signatures                                                                                                        25

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS
                               CAPITAL AUTOMOTIVE REIT
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          SEPTEMBER 30,       DECEMBER 31,
                                                              1999                1998
                                                           -----------        ------------
                                                           (UNAUDITED)
ASSETS
Real estate:
  Land                                                      $ 387,097          $ 238,970
  Buildings and improvements                                  476,613            272,162
  Accumulated depreciation                                    (17,085)            (6,145)
                                                            ---------          ---------
                                                              846,625            504,987

Cash and cash equivalents                                      49,335             72,106

Other assets, net                                              22,539              6,118
                                                            ---------          ---------
    TOTAL ASSETS                                            $ 918,499          $ 583,211
                                                            =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage loans                                              $ 493,150          $ 161,997
Accounts payable and accrued expenses                           6,926             14,752
Security deposits payable                                       4,682              3,907
                                                            ---------          ---------
    TOTAL LIABILITIES                                         504,758            180,656
                                                            ---------          ---------

Minority Interest                                             104,345             93,898

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                             -                  -
Common shares, $.01 par value; 100,000,000 shares
    authorized; 24,792,115 shares issued                          248                248
Additional paid-in-capital                                    345,609            345,905
Accumulated deficit                                            (2,990)            (4,025)
Less treasury shares at cost, 3,184,700 common shares         (33,471)           (33,471)
                                                            ---------          ---------
     TOTAL SHAREHOLDERS' EQUITY                               309,396            308,657
                                                            ---------          ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 918,499          $ 583,211
                                                            =========          =========


See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                                 --------        --------        --------        --------
Revenue:
Rental                                           $ 20,183        $  8,425        $ 50,380        $ 15,254
Interest and other                                    574           1,938           1,063           6,975
                                                 --------        --------        --------        --------
    Total revenue                                  20,757          10,363          51,443          22,229
                                                 --------        --------        --------        --------

Expenses:
Depreciation and amortization                       3,497           1,972          11,177           3,311
General and administrative                          1,603           1,630           5,230           3,992
Interest                                            7,401             159          14,400             328
                                                 --------        --------        --------        --------
    Total expenses                                 12,501           3,761          30,807           7,631
                                                 --------        --------        --------        --------

Net income before minority interest                 8,256           6,602          20,636          14,598
Minority interest                                  (2,074)         (1,381)         (5,100)         (2,928)
                                                 --------        --------        --------        --------

Net income                                       $  6,182        $  5,221        $ 15,536        $ 11,670
                                                 ========        ========        ========        ========


Shares of common stock outstanding used to
  compute basic earnings per share                 21,607          24,713          21,607          20,597
                                                 ========        ========        ========        ========

Basic earnings per share                         $   0.29        $   0.21        $   0.72        $   0.57
                                                 ========        ========        ========        ========

Shares of common stock outstanding used to
  compute diluted earnings per share               21,640          24,713          21,626          20,665
                                                 ========        ========        ========        ========

Diluted earnings per share                       $   0.29        $   0.21        $   0.72        $   0.56
                                                 ========        ========        ========        ========


See accompanying notes to consolidated financial statements.

                                CAPITAL AUTOMOTIVE REIT
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)


                                                               NINE MONTHS ENDED SEPT. 30,
                                                                 1999             1998
                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  15,536        $  11,670
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                     11,592            3,311
Income applicable to minority interest                             5,100            2,928
Increase in other assets                                         (16,892)          (4,717)
Increase in accounts payable and accrued expenses                  1,121            6,886
Increase in security deposits payable                                775            3,702
                                                               ---------        ---------
   Net cash provided by operating activities                      17,232           23,780
                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment                                  (68)            (263)
Real estate acquisitions, net of sales                          (342,885)        (317,987)
                                                               ---------        ---------
   Net cash used in investing activities                        (342,953)        (318,250)
                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                                     62,000           13,000
Proceeds from mortgage loans                                     335,000                -
Repayment of bank and other borrowings                           (62,000)          (1,000)
Mortgage principal payments                                       (3,847)               -
Proceeds from issuance of initial public offering of
   common shares and underwriters' over-allotment
   option, net of issuance costs                                       -          317,285
Proceeds from issuance of private placement,
   net of issuance costs                                               -           25,000
Payment of cash dividend                                         (21,416)          (7,091)
Payment of partner distribution                                   (6,658)          (1,654)
Other fees                                                          (129)         (10,957)
                                                               ---------        ---------
   Net cash provided by financing activities                     302,950          334,583
                                                               ---------        ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (22,771)          40,113

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  72,106               25
                                                               ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  49,335        $  40,138
                                                               =========        =========


SUPPLEMENTAL DATA:

Real estate acquisitions in exchange for equity issuance       $   9,806        $  95,286
                                                               =========        =========

Interest paid during the period                                $   9,971        $     305
                                                               =========        =========


See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests and conducts its operations through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. The term "Capital Automotive Group" refers to the Company and the Operating Partnership and their subsidiaries. In this Quarterly Report on Form 10-Q, the term "subsidiary" of the Company or the Operating Partnership means a corporation, partnership, limited liability company or similar entity if the Company or the Operating Partnership, alone or together, directly or indirectly, own at least a majority of the equity interests of the entity. Typically the Operating Partnership forms a subsidiary limited liability company or limited partnership to own properties acquired from a given dealership group. This structure is intended to facilitate financing and transfers involving such properties.

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


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Capital Automotive Group, net of minority interest as defined in Note 8 herein.

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

During the third quarter, Capital Automotive Group reviewed the age and remaining useful life of each of its properties in its real estate portfolio. Based on the average age of the portfolio, Capital Automotive Group changed the depreciable life on the majority of its buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the remaining useful lives. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change added approximately $1.1 million to third quarter 1999 net income.

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

Rental Revenue Recognition

The Company leases its real estate pursuant to long-term triple-net leases which typically require the tenants to pay substantially all expenses associated with the operations of the real estate, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. All leases are accounted for as operating leases.

During the third quarter of 1999, Capital Automotive Group began, on a prospective basis, straight-lining its rents for its leases with fixed minimum escalators.

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

3.     ACQUISITIONS

During the three months ended September 30, 1999, Capital Automotive Group acquired 63 dealership properties in 13 states, representing 81 automotive franchises, for a total purchase price, including closing costs, of approximately $220.7 million. Details of significant acquisitions during the third quarter of 1999 include:

-     MMR Holdings, L.L.C. and subsidiaries ("MMR")

      During the third quarter of 1999, Capital Automotive Group closed on the acquisition of MMR, an affiliate of Sonic Automotive, Inc. ("Sonic"). As a result of the acquisition of MMR, Capital Automotive Group acquired 57 dealership properties valued at approximately $199 million, including closing costs, and following the acquisition of MMR, acquired two additional properties through MMR for approximately $8 million, including closing costs. These 59 properties are located in ten states (Alabama, Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia) and contain 76 automotive franchises including BMW, Chrysler, Ford and Toyota. The properties total approximately 1.9 million square feet of buildings and improvements on 354 acres of land. In connection with the MMR acquisition, Capital Automotive Group assumed and amended a $150 million mortgage loan from Ford Motor Credit Company (see Note 5 - Mortgage Loans).

      In connection with the MMR acquisition, Capital Automotive Group, through MMR, entered into or continued 58 long-term leases of the 59 dealership properties. Pursuant to these leases, Capital Automotive Group receives rent from affiliates of Sonic (in the case of 49 leases) and six other tenants that operate motor vehicle related businesses (in the case of nine leases).

      The terms of the leases with Sonic affiliates are identical to each other except that the tenant, the amount of the rent and the expiration dates of the leases vary. The leases with Sonic affiliates are guaranteed by Sonic, and Sonic has agreed to renew leases representing at least 75% of the total rental payments due under the Sonic leases for an additional five-year term. During the terms of the leases with Sonic affiliates, Sonic may substitute replacement properties for leased properties with an aggregate original purchase price and allocated costs of up to an aggregate of $51 million. Any substituted property must be subject to a lease with a Sonic affiliate that is guaranteed by Sonic and have a value approximately equal to, but not less than, the purchase price and allocated costs of the original property. The substituted property must also satisfy the requirements of Ford Motor Credit Company for a replacement property.

      The leases of the properties leased to the other six tenants are triple-net leases with terms that are similar to those of Capital Automotive Group's remaining lease portfolio.

      In connection with the acquisition of MMR, Capital Automotive Group also issued a firm commitment to Sonic to purchase up to $75 million in additional dealership properties by the end of 1999 in conjunction with future acquisitions of dealership operations by Sonic.

-     Four additional dealership properties

      The acquisition of four dealership properties, representing five automotive franchises, for an aggregate purchase price of $13.8 million. The properties were acquired from various dealer groups including Auffenberg Enterprises of Illinois, Inc., two affiliates of Group 1 Automotive, Inc., and Kelley Automotive Group. Consideration for the properties consisted of $1.4 million in

      Operating Partnership units ("Units") and the remainder in cash. The properties total approximately 133,000 square feet of buildings and improvements on 23 acres of land and are located in four states (Illinois, Indiana, New Mexico, and Texas). These properties have initial lease terms ranging from 14 to 15 years, and have renewal options (ranging from a total of 15 years to 25 years). The renewal options are exercisable at the option of the tenant.

As of September 30, 1999, Capital Automotive Group had invested a total of approximately $863.7 million in 216 properties. These properties represent 332 automotive franchises in 26 states and total approximately 7.4 million square feet of buildings and improvements on 1,228 acres of land. The properties are leased on long-term, triple-net leases with an average initial lease term of
13.2 years.


4.    EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, options and warrants. For the three-months and nine-months ended September 30, 1999, there were 33,000 and 19,000 dilutive common equivalent shares outstanding, respectively. For the three-months ended September 30, 1998 there were no dilutive common equivalent shares outstanding and for the nine-months ended September 30, 1998, there were 68,000 dilutive common equivalent shares outstanding.


5.    MORTGAGE LOANS

As of September 30, 1999, Capital Automotive Group had mortgage indebtedness totaling approximately $493.2 million secured by various dealership properties owned by the Operating Partnership and certain subsidiaries of the Operating Partnership. The total mortgage debt consisted of the following:

- A $12 million mortgage note payable to a financial institution and assumed by Capital Automotive Group in November 1998 as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired. The mortgage note bears interest at 7.50% per annum until maturity (7.75% per annum, including all closing costs). Principal and interest are payable monthly. At September 30, 1999, the principal amount outstanding was approximately $11.8 million. At maturity on January 20, 2003, a final payment of approximately $10.8 million will be required. There are no financial covenants required under this note; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the note and limitations on issuing additional secured debt at the subsidiary level. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

- A $150 million, non-recourse loan ("Permanent Loan"), evidenced by four separate loans and notes, with Global Alliance Finance Company, L.L.C. ("GAFCO"), which closed in November 1998. The original terms of the Permanent Loan required consecutive monthly payments of interest only for two years. Thereafter, monthly payments of principal and interest were required in an amount sufficient to amortize the Permanent Loan over a 25-year term (the "amortization period"). The term of the Permanent Loan was ten years and incurred interest at a coupon rate of

      7.67% per annum until maturity on December 1, 2008. The Permanent Loan is secured by mortgages on the 57 properties financed. The Operating Partnership has provided a limited $35 million guaranty of the Permanent Loan, which guaranty is contingent upon the occurrence of certain circumstances. A majority of the loan proceeds was used to finance acquisitions. There are no financial covenants required under the Permanent Loan; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the Permanent Loan and limitations on issuing additional secured debt at the subsidiary level. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

      During the first quarter of 1999, Capital Automotive Group and GAFCO modified the terms of one of the loans (approximately $38.1 million of the Permanent Loan) in order to provide GAFCO with more flexibility in structuring a commercial mortgage backed security execution. The interest rate on this note was reduced to 7.59% per annum (7.98% per annum, including all closing costs), the period during which monthly interest-only payments were payable were reduced to approximately one year and the amortization period was reduced to approximately 17 years. The term of the note remained at 10 years. As of September 30, 1999, the principal amount outstanding on this portion of the Permanent Loan was approximately $38.1 million. At maturity on December 1, 2008, a final payment of approximately $24.5 million will be required. There were no amendments to the loan covenants.

      During the third quarter of 1999, Capital Automotive Group and German American Capital Corporation ("GACC") (as successor-in-interest to GAFCO), restructured the remaining three notes (approximately $112 million of the Permanent Loan) in order to provide GACC with more flexibility in structuring a commercial mortgage backed security execution. The restructuring requires monthly principal and interest payments beginning on October 1, 1999. In addition, the coupon rate was reduced to 7.635% per annum (7.92% per annum, including all closing costs) and the term was modified to 15 years, maturing on October 1, 2014, with a 15-year amortization period. Also during the third quarter of 1999, Capital Automotive Group repaid approximately $3.7 million of the Permanent Loan. As of September 30, 1999, the principal amount outstanding on this portion of the Permanent Loan was approximately $108.3 million. At maturity a final payment of approximately $3.4 million will be required. There were no amendments to the loan covenants.

- An $85 million, non-recourse loan with GACC, which was closed during September 1999. The note has a fixed coupon rate of 8.05% per annum (8.32% per annum, including all closing costs). The term of the note is 15 years with principal amortization based on a 15-year amortization schedule. The note requires monthly payments of interest and principal until maturity on October 1, 2014. The note is secured by mortgages on approximately 28 dealership properties owned by certain subsidiaries of the Operating Partnership. Proceeds from the note were used to repay existing short-term debt, to finance property acquisitions and for general corporate purposes. As of September 30, 1999, the principal amount outstanding on this note was approximately $85 million. At maturity a final payment of approximately $2.9 million will be required. Debt covenants required under the note are consistent with the Permanent Loan and as of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants. The $85 million loan and the $108.3 million portion of the Permanent Loan are cross-collateralized.

- A $100 million mortgage loan from Ford Motor Credit Company ("FMCC") which was closed during July 1999. The mortgage loan is secured by approximately 48 dealership properties owned by the Operating Partnership and certain subsidiaries of the Operating Partnership. The term of the financing is 12 years with principal amortization based on a 25-year amortization schedule. The loan bears interest at a fixed rate equal to 7.54% per annum (7.70% per annum, including all closing costs) until maturity. Principal and interest are payable quarterly. The majority of the proceeds were used to fund property acquisitions, to repay short-term borrowings under the Company's revolving credit facility and for general corporate purposes. At September 30, 1999, the principal amount outstanding was $100 million. This loan will require a final payment of approximately $73.3 million at maturity on July 6, 2011. There is one financial covenant limiting debt to 65% of assets, as defined in the FMCC loan agreement. There are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

- A $150 million mortgage note with FMCC, which was assumed and amended by Capital Automotive Group in connection with the MMR acquisition. The mortgage note is secured by substantially all of the properties acquired in connection with the MMR acquisition. The term of the note is 12 years. The mortgage note accrued interest from the closing date (August 13, 1999) through September 29, 1999 at variable rates ranging from 7.56% to 7.76%. Beginning September 30, 1999, the loan bears interest at a fixed rate equal to 8.03% per annum (8.07% per annum, including all closing costs) until maturity. The terms of the loan require quarterly interest-only payments for two years. Thereafter, payments of principal and interest will be made quarterly in an amount sufficient to amortize the loan over a 25-year period. At September 30, 1999, the principal amount outstanding was $150 million. A final payment of approximately $124.6 million will be required at maturity on September 29, 2011. Debt covenants required under the note are consistent with the $100 million mortgage loan with FMCC. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

During August of 1999, Capital Automotive Group closed on a $55 million bridge loan with a financial institution to partially fund the MMR acquisition. The bridge loan was repaid with the proceeds of the $85 million loan from GACC during the third quarter of 1999. The bridge loan required monthly interest-only payments, at a rate equal to the one month LIBOR plus 200 basis points.


6.    SHORT-TERM FINANCING

As of September 30, 1999, Capital Automotive Group had a $50 million revolving secured credit facility from a financial institution, under which no amounts were outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the one month LIBOR plus 175 basis points. The facility contains financial covenants that Capital Automotive Group must comply with annually. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

Capital Automotive Group is in the process of reviewing its short-term financing alternatives, which include the continued negotiation of a secured syndicated revolving credit facility or pursuing an unsecured revolving credit facility. Capital Automotive Group is currently in negotiations with, and has commitments from, four financial institutions for a secured, syndicated, revolving credit facility, in the aggregate amount of $95 million. The syndicated credit facility would have a three-year term, and borrowings would bear interest at a rate anticipated to equal the one-month LIBOR plus 175 basis points. In addition, Capital Automotive Group has had discussions with several financial institutions to provide an unsecured revolving credit facility, the amount and terms of which have not been determined. Either facility would provide funds for the acquisition of dealership properties and for general corporate purposes.


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


8.    MINORITY INTEREST

Minority Interest is calculated at approximately 25.2 percent of the Operating Partnership's partners' capital and net income as of September 30, 1999. The ownership of the Operating Partnership as of September 30, 1999 is as follows (Units in thousands):

                                Units         Percent
                               --------      ---------

Partners' capital:
      Limited Partners          7,287.2        25.2%
      The Company              21,607.4        74.8%
                               --------       -----

            Total              28,894.6       100.0%
                               ========       =====


9.    401(K) PLAN

During 1998, the Company adopted the Capital Automotive L.P. Employee 401 (k) Plan. Employees who are at least 21 years of age are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of management. Employer contributions generally vest over five years. No matching or discretionary contributions have been paid or declared for the nine months ended September 30, 1999.


10.   SUBSEQUENT EVENTS

Declaration of Dividend

On October 25, 1999, the Company declared a dividend of $0.35 per share, which will be paid on November 19, 1999 to shareholders of record as of November 10, 1999.

                             CAPITAL AUTOMOTIVE REIT
           ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS
                ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


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

Substantially all properties are leased pursuant to long-term triple-net leases, under which the tenants typically pay substantially all operating expenses of a property, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. The leases are generally for a period of ten to 20 years, with options to renew upon the same terms and conditions for one or more additional periods of five to ten years. The renewal options are exercisable at the option of the tenant.

Substantially all of Capital Automotive Group's revenues are derived from (1) rents received or accrued under long-term, triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

Capital Automotive Group incurs general and administrative expenses including, principally, compensation expense for its executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. Capital Automotive Group is self-administered and managed by its trustees, executive officers and staff. The primary non-cash expense of Capital Automotive Group is the depreciation of its properties. Capital Automotive Group depreciates buildings and improvements on the properties currently owned by it over a 40-year period for tax purposes and a 20-year to 30-year period for financial reporting purposes. Capital Automotive Group does not own or lease any significant personal property, furniture or equipment at any property currently owned by it.

ACQUISITIONS

During the three months ended September 30, 1999, Capital Automotive Group acquired 63 dealership properties in 13 states, representing 81 automotive franchises, for a total purchase price, including closing costs, of approximately $220.7 million. Details of significant acquisitions during the third quarter of 1999 include:

-     MMR Holdings, L.L.C. and subsidiaries ("MMR")

      During the third quarter of 1999, Capital Automotive Group closed on the acquisition of MMR, an affiliate of Sonic Automotive, Inc. ("Sonic"). As a result of the acquisition of MMR, Capital Automotive Group acquired 57 dealership properties valued at approximately $199 million, including closing costs, and following the acquisition of MMR, acquired two additional properties through MMR for approximately $8 million, including closing costs. These 59 properties are located in ten states (Alabama, Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia) and contain 76 automotive franchises including BMW, Chrysler, Ford and Toyota. The properties total approximately 1.9 million square feet of buildings and improvements on 354 acres of land. In connection with the MMR acquisition, Capital Automotive Group assumed and amended a $150 million mortgage loan from Ford Motor Credit Company (see Note 5 - Mortgage Loans).

      In connection with the MMR acquisition, Capital Automotive Group, through MMR, entered into or continued 58 long-term leases of the 59 dealership properties. Pursuant to these leases, Capital Automotive Group receives rent from affiliates of Sonic (in the case of 49 leases) and six other tenants that operate motor vehicle related businesses (in the case of nine leases).

      The terms of the leases with Sonic affiliates are identical to each other except that the tenant, the amount of the rent and the expiration dates of the leases vary. The leases with Sonic affiliates are guaranteed by Sonic, and Sonic has agreed to renew leases representing at least 75% of the total rental payments due under the Sonic leases for an additional five-year term. During the terms of the leases with Sonic affiliates, Sonic may substitute replacement properties for leased properties with an aggregate original purchase price and allocated costs of up to an aggregate of $51 million. Any substituted property must be subject to a lease with a Sonic affiliate that is guaranteed by Sonic and have a value approximately equal to, but not less than, the purchase price and allocated costs of the original property. The substituted property must also satisfy the requirements of Ford Motor Credit Company for a replacement property.

      The leases of the properties leased to the other six tenants are triple-net leases with terms that are similar to those of Capital Automotive Group's remaining lease portfolio.

      In connection with the acquisition of MMR, Capital Automotive Group also issued a firm commitment to Sonic to purchase up to $75 million in additional dealership properties by the end of 1999 in conjunction with future acquisitions of dealership operations by Sonic.

-     Four additional dealership properties

      The acquisition of four dealership properties, representing five automotive franchises, for an aggregate purchase price of $13.8 million. The properties were acquired from various dealer groups including Auffenberg Enterprises of Illinois, Inc., two affiliates of Group 1 Automotive, Inc., and Kelley Automotive Group. Consideration for the properties consisted of $1.4 million in Operating Partnership units ("Units") and the remainder in cash. The properties total approximately 133,000 square feet of buildings and improvements on 23 acres of land and are located in four states (Illinois, Indiana, New Mexico, and Texas). These properties have initial lease terms ranging from 14 to 15 years, and have renewal options (ranging from a total of 15 years to 25 years). The renewal options are exercisable at the option of the tenant.

As of September 30, 1999, Capital Automotive Group had invested a total of approximately $863.7 million in 216 properties. These properties represent 332 automotive franchises in 26 states and total approximately 7.4 million square feet of buildings and improvements on 1,228 acres of land. The properties are leased on long-term, triple-net leases with an average initial lease term of
13.2 years. Capital Automotive Group's portfolio weighted average initial cap rate at September 30, 1999 was 10.5%, which is calculated as the percentage of the initial annual base rent over the purchase price paid to the sellers for the related properties.


RESULTS OF OPERATIONS

Although the Company was formed prior to January 1, 1998, it did not complete its initial public offering ("IPO") until February 19, 1998, at which time Capital Automotive Group purchased its initial properties and began generating rental income.

Rental revenue for the third quarter of 1999 rose 140% to $20.2 million from $8.4 million in the same quarter of 1998. Rental revenue for the nine months ended September 30, 1999 rose 230% to $50.4 million from $15.3 million for the same period of 1998. The increase was attributable to the growth of Capital Automotive Group's real estate portfolio (216 properties as of September 30, 1999 versus 96 properties as of September 30, 1998), from which Capital Automotive Group generates its rental income. In addition, during the third quarter of 1999, Capital Automotive Group began, on a prospective basis, straight-lining its rents for leases with fixed minimum escalators. This increased rental revenue for the third quarter of 1999 by approximately $400,000.

Interest and other income for the third quarter decreased 70% to $574,000 from $1.9 million in the same quarter of 1998. Interest and other income for the nine months ended September 30, 1999 decreased 85% to $1.1 million from $7.0 million for the same period of 1998. Interest and other income during the nine months ended September 30, 1998 was primarily generated from the investment of the excess of the net proceeds of a private placement offering and the Company's IPO including the exercise of the underwriters' over-allotment option (both of which were completed during the first quarter of 1998). These net proceeds were fully invested during 1998 and therefore did not generate interest income during 1999. Interest and other income during 1999 was primarily generated from the investment of the excess of debt issuance proceeds over the amount invested in properties and a $245,000 gain on the sale of properties during 1999.

Depreciation and amortization for the third quarter of 1999 increased 77% to $3.5 million from $2.0 million in the same quarter of 1998. Depreciation and amortization for the nine months ended September 30, 1999 increased 238% to $11.2 million from $3.3 million for the same period of 1998 and consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of Capital Automotive Group's real estate portfolio, resulting in an increase in its depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of Capital Automotive Group's buildings and improvements that were being depreciated over 20 years. During the third quarter, Capital Automotive Group reviewed the age and remaining useful life of each of its properties in its real estate portfolio. Based on the average age of the portfolio, Capital Automotive Group changed the depreciable life on the majority of its buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the remaining useful lives. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change added approximately $1.1 million to third quarter 1999 net income.

Capital Automotive Group's general and administrative expenses for the third quarter of 1999 totaled $1.6 million, consistent with the same quarter of 1998. General and administrative expenses for the nine months ended September 30, 1999 increased 31% to $5.2 million from $4.0 million for the same period of 1998. The increase during the nine month period ended September 30, 1999, compared to the same period of 1998, was due primarily to increased payroll and related benefits attributable to personnel additions throughout 1998, and severance payments due to staffing reductions during the first quarter of 1999. Also contributing to the increase were increased marketing expenses as well as increased professional fees and other administrative costs associated with increased public reporting requirements. These increases were partially offset by the reduction in payroll and related expenses as a result of staffing reductions throughout 1999 and the closing of the Chicago office during the second quarter of 1999.

Interest expense for the third quarter of 1999 increased to $7.4 million from $159,000 for the same quarter of 1998. Interest expense for the nine-month period ended September 30, 1999 increased to $14.4 million compared to $328,000 for the same period of 1998. The increase was due to an increase in Capital Automotive Group's outstanding debt (including mortgage debt and borrowings under its credit facility), which increased from $13 million as of September 30, 1998 to $493.2 million as of September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $49.3 million and $72.1 million at September 30, 1999 and December 31, 1998, respectively. The changes in cash and cash equivalents during the nine months ended September 30, 1999 and 1998 were attributable to operating, investing and financing activities, as described below.

Cash flow provided by operating activities for the nine months ended September 30, 1999 and 1998 was $17.2 million and $23.8 million, respectively, and represents, in both periods, cash received from rents under long-term triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding. The Company's net cash used in investing activities for the nine months ended September 30, 1999 and 1998 was $343 million and $318.3 million, respectively, and primarily reflects the acquisition of dealership properties during those periods. Cash flow from financing activities for the nine months ended September 30, 1999 and 1998 was $303 million and $334.6 million, respectively. Cash flow from financing activities for the nine months ended September 30, 1999, primarily reflects $335 million of proceeds from mortgage loans closed during the period and $62 million of proceeds from bank borrowings. This was partially offset by the repayment of bank borrowings and distributions made to the Company's shareholders and the Operating Partnership's limited partners during that period. Cash flow from financing activities for the nine months ended September 30, 1998, primarily reflects the proceeds of a private placement offering and the Company's IPO including the exercise of the underwriters' over-allotment option, partially offset by distributions made to the Company's shareholders and the Operating Partnership's limited partners during that period.

As of September 30, 1999, Capital Automotive Group had mortgage indebtedness totaling approximately $493.2 million secured by various dealership properties owned by the Operating Partnership and certain subsidiaries of the Operating Partnership. The total mortgage debt consisted of the following:

- A $12 million mortgage note payable to a financial institution and assumed by Capital Automotive Group in November 1998 as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired. The mortgage note bears interest at 7.50% per annum until maturity (7.75% per annum, including all closing costs). Principal and interest are payable monthly. At September 30, 1999, the principal amount outstanding was approximately $11.8 million. At maturity on January 20, 2003, a final payment of approximately $10.8 million will be required. There are no financial covenants required under this note; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the note and limitations on issuing additional secured debt at the subsidiary level. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

- A $150 million, non-recourse loan ("Permanent Loan"), evidenced by four separate loans and notes, with Global Alliance Finance Company, L.L.C. ("GAFCO"), which closed in November 1998. The original terms of the Permanent Loan required consecutive monthly payments of interest only for two years. Thereafter, monthly payments of principal and interest were required in an amount sufficient to amortize the Permanent Loan over a 25-year term (the "amortization period"). The term of the Permanent Loan was ten years and incurred interest at a coupon rate of 7.67% per annum until maturity on December 1, 2008. The Permanent Loan is secured by mortgages on the 57 properties financed. The Operating Partnership has provided a limited $35 million guaranty of the Permanent Loan, which guaranty is contingent upon the occurrence of certain circumstances. A majority of the loan proceeds was used to finance acquisitions. There are no financial covenants required under the Permanent Loan; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the Permanent Loan and limitations on issuing additional secured debt at the subsidiary level. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

      During the first quarter of 1999, Capital Automotive Group and GAFCO modified the terms of one of the loans (approximately $38.1 million of the Permanent Loan) in order to provide GAFCO with more flexibility in structuring a commercial mortgage backed security execution. The interest rate on this note was reduced to 7.59% per annum (7.98% per annum, including all closing costs), the period during which monthly interest-only payments were payable were reduced to approximately one year and the amortization period was reduced to approximately 17 years. The term of the note remained at 10 years. As of September 30, 1999, the principal amount outstanding on this portion of the Permanent Loan was approximately $38.1 million. At maturity on December 1, 2008, a final payment of approximately $24.5 million will be required. There were no amendments to the loan covenants.

      During the third quarter of 1999, Capital Automotive Group and German American Capital Corporation ("GACC") (as successor-in-interest to GAFCO), restructured the remaining three notes (approximately $112 million of the Permanent Loan) in order to provide GACC with more flexibility in structuring a commercial mortgage backed security execution. The restructuring requires monthly principal and interest payments beginning on October 1, 1999. In addition, the coupon rate was reduced to 7.635% per annum (7.92% per annum, including all closing costs) and the term was modified to 15 years, maturing on October 1, 2014, with a 15-year amortization period. Also during the third quarter of 1999, Capital Automotive Group repaid approximately $3.7 million of the Permanent Loan. As of September 30, 1999, the principal amount outstanding on this portion of the Permanent Loan was approximately $108.3 million. At maturity a final payment of approximately $3.4 million will be required. There were no amendments to the loan covenants.

- An $85 million, non-recourse loan with GACC, which was closed during September 1999. The note has a fixed coupon rate of 8.05% per annum (8.32% per annum, including all closing costs). The term of the note is 15 years with principal amortization based on a 15-year amortization schedule. The note requires monthly payments of interest and principal until maturity on October 1, 2014. The note is secured by mortgages on approximately 28 dealership properties owned by certain subsidiaries of the Operating Partnership. Proceeds from the note were used to repay existing short-term debt, to finance property acquisitions and for general corporate purposes. As of September 30, 1999, the principal amount outstanding on this note was approximately $85 million. At maturity a final payment of approximately $2.9 million will be required. Debt covenants required under the note are consistent with the Permanent Loan and as of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants. The $85 million loan and the $108.3 million portion of the Permanent Loan are cross-collateralized.

- A $100 million mortgage loan from Ford Motor Credit Company ("FMCC") which was closed during July 1999. The mortgage loan is secured by approximately 48 dealership properties owned by the Operating Partnership and certain subsidiaries of the Operating Partnership. The term of the financing is 12 years with principal amortization based on a 25-year amortization schedule. The loan bears interest at a fixed rate equal to 7.54% per annum (7.70% per annum, including all closing costs) until maturity. Principal and interest are payable quarterly. The majority of the proceeds were used to fund property acquisitions, to repay short-term borrowings under the Company's revolving credit facility and for general corporate purposes. At September 30, 1999, the principal amount outstanding was $100 million. This loan will require a final payment of approximately $73.3 million at maturity on July 6, 2011. There is one financial covenant limiting debt to 65% of assets, as defined in the FMCC loan agreement. There are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

- A $150 million mortgage note with FMCC, which was assumed and amended by Capital Automotive Group in connection with the MMR acquisition. The mortgage note is secured by substantially all of the properties acquired in connection with the MMR acquisition. The term of the note is 12 years. The mortgage note accrued interest from the closing date (August 13, 1999) through September 29, 1999 at variable rates ranging from 7.56% to 7.76%. Beginning September 30, 1999, the loan bears interest at a fixed rate equal to 8.03% per annum (8.07% per annum, including all closing costs) until maturity. The terms of the loan require quarterly interest-only payments for two years. Thereafter, payments of principal and interest will be made quarterly in an amount sufficient to amortize the loan over a 25-year period. At September 30, 1999, the principal amount outstanding was $150 million. A final payment of approximately $124.6 million will be required at maturity on September 29, 2011. Debt covenants required under the note are consistent with the $100 million mortgage loan with FMCC. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

During August of 1999, Capital Automotive Group closed on a $55 million bridge loan with a financial institution to partially fund the MMR acquisition. The bridge loan was repaid with the proceeds of the $85 million loan from GACC during the third quarter of 1999. The bridge loan required monthly interest-only payments, at a rate equal to the one month LIBOR plus 200 basis points.

As of September 30, 1999, Capital Automotive Group had a $50 million revolving secured credit facility from a financial institution, under which no amounts were outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the one month LIBOR plus 175 basis points. The facility contains financial covenants that Capital Automotive Group must comply with annually. As of September 30, 1999, Capital Automotive Group was in compliance with the loan covenants.

Capital Automotive Group is in the process of reviewing its short-term financing alternatives, which include the continued negotiation of a secured syndicated revolving credit facility or pursuing an unsecured revolving credit facility. Capital Automotive Group is currently in negotiations with, and has commitments from, four financial institutions for a secured, syndicated, revolving credit facility, in the aggregate amount of $95 million. The syndicated credit facility would have a three-year term, and borrowings would bear interest at a rate anticipated to equal the one-month LIBOR plus 175 basis points. In addition, Capital Automotive Group has had discussions with several financial institutions to provide an unsecured revolving credit facility, the amount and terms of which have not been determined. Either facility would provide funds for the acquisition of dealership properties and for general corporate purposes.

Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, distributions to shareholders and unitholders, and amounts required for additional property acquisitions and renovations or expansion of properties. The Company expects to meet these requirements (other than amounts required for additional property acquisitions and renovations or expansion of properties) through cash flow provided by operating activities. The Company anticipates that any additional acquisition of properties, and renovation and expansion of properties, during the next 12 months will be funded with cash on hand at September 30, 1999 as well as with amounts available under Capital Automotive Group's existing revolving secured credit facility, and future secured and unsecured debt. Acquisitions will be made subject to the investment objectives and policies of the Company to maximize both current income and long-term growth in income.

As of September 30, 1999, long-term liquidity requirements consisted primarily of maturities under Capital Automotive Group's long-term debt. The Company anticipates that long-term liquidity requirements will also include amounts required for acquisition of properties, and renovation and expansion of properties. The Company expects to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Units as consideration for such purchases.

During the second quarter of 1999, the Company's Board of Trustees approved a resolution providing that the policy of the Company shall be to operate with a debt to asset ratio of not more than approximately 65%. This policy may be changed by the Company's Board of Trustees at any time without shareholder approval. As of September 30, 1999, the Company had a debt to asset ratio of approximately 52.7%.

With the Company's current debt to asset ratio policy of not more than approximately 65%, the Company anticipates that it will be able to obtain additional financing for its long-term capital needs. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.


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

Overall, Capital Automotive Group believes that it will not incur significant costs in modifying its existing software applications, replacing hardware or hiring consultants in resolving year 2000 issues both internally and externally. Although Capital Automotive Group has not incurred any material expenditures relating to year 2000 issues as of September 30, 1999, there can be no assurance as to the magnitude of future costs until Capital Automotive Group's assessment is complete.

Failure to correct material year 2000 issues may result in the interruption, or failure of, certain normal business activities or operations and may adversely affect the Company's results of operations, liquidity and financial condition. Management of Capital Automotive Group believes that continued progress in implementing the year 2000 plan will significantly reduce Capital Automotive Group's potential of a year 2000 operational interruption. As of September 30, 1999, management of Capital Automotive Group had no knowledge of a year 2000 event or uncertainty that is likely to materially affect Capital Automotive Group.


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

FFO of the Operating Partnership for the three months and nine months ended September 30, 1999 and September 30, 1998 is computed as follows (in thousands):


                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                                ------------------------       ----------------------------

                                                  1999            1998           1999                1998
                                                --------        --------       --------            --------
Net Income before Minority Interest             $  8,256        $  6,602       $ 20,636            $ 14,598


Real Estate Depreciation and Amortization          3,477           1,947         11,105               3,241

Straight-line Rental Income                         (404)              -           (404)                  -

Gain on Sale of Asset                                (81)              -           (245)                  -
                                                --------        --------       --------            --------

Funds From Operations                           $ 11,248        $  8,549       $ 31,092            $ 17,839
                                                ========        ========       ========            ========


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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Capital Automotive Group is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by management as an integral part of Capital Automotive Group's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results of operations.

Since December 31, 1998, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1998 except as described below.

During the nine months ended September 30, 1999, Capital Automotive Group's fixed-rate debt increased from $162 million at December 31, 1998 to $493.2 million at September 30, 1999. Interest rate fluctuations will affect the fair value of Capital Automotive Group's fixed rate debt instruments. If interest rates on Capital Automotive Group's fixed rate debt instruments at September 30, 1999 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $32 million. As of September 30, 1999, Capital Automotive Group does not have any variable rate debt instruments, and therefore interest rate fluctuations would not have effected Capital Automotive Group's interest costs for the nine months ended September 30, 1999.

                             CAPITAL AUTOMOTIVE REIT
                            PART II-OTHER INFORMATION



Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

The Company has not sold any common shares of beneficial interest, par value $.01 per share ("Common Shares"), during the nine-month period ended September 30, 1999.

On September 10, 1999, the Operating Partnership issued 112,335 Units to Auffenberg Enterprises of Illinois, Inc., as partial consideration for the acquisition of a parcel of real property and improvements located thereon in Belleville, Illinois. The Units will be eligible for redemption beginning on January 31, 2001 for cash by the Operating Partnership, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

10.46 Loan Agreement dated as of July 7, 1999, between CAR CZ L.L.C., CARS-FEN, L.L.C., CAR HDV L.L.C., CAR Alexander L.P., Capital Automotive L.P., CAR MOT II, L.L.C., CAR MOT L.L.C., CAR AUF L.L.C., CAR I Jackson L.P., and CAR MUL L.L.C., as Borrower and Ford Motor Credit Company as Lender (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) (File No. 000-23733).

10.47 Amended and restated loan agreement dated August 13, 1999, between MMR Holdings, L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment Associates, L.P. and Ford Motor Credit Company.

27        Financial Data Schedule

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of its long-term debt instruments not required to be filed as exhibits to this report.

(b)  Reports on Form 8-K

(1) A current report on Form 8-K dated August 13, 1999 and filed with the Securities and Exchange Commission on August 30, 1999 (File No. 000-23733), reporting under Item 2 of Form 8-K, the acquisition of MMR Holdings, L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment Associates, L.P., and two dealership properties (the "MMR Acquisition").

(2) A current report on Form 8-K/A dated August 13, 1999 and filed with the Securities and Exchange Commission on October 12, 1999 (File No. 000-23733). This Form 8-K/A amended the Form 8-K dated August 13, 1999 and filed August 30, 1999, to include the financial statements required by Item 7 of Form 8-K in connection with the MMR Acquisition. The following financial statements were filed:

     - Pro Forma (Unaudited) Consolidated Balance Sheet of the Registrant as of June 30, 1999,

     - Pro Forma (Unaudited) Consolidated Statement of Operations of the Registrant for the six months ended June 30, 1999, and

     - Pro Forma (Unaudited) Consolidated Statement of Operations of the Registrant for the year ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CAPITAL AUTOMOTIVE REIT
                     (Registrant)



                     BY:    /s/  Thomas D. Eckert
                           ----------------------------------------------
                           Thomas D. Eckert
                           President and Chief Executive Officer
                           (principal executive officer)



                     BY:   /s/  David S. Kay
                           ----------------------------------------------
                           David S. Kay
                           Vice President and Chief Financial Officer
                           (principal financial and accounting officer)


Dated:  November 10, 1999
        -----------------