Form 10-K
period 1999-12-31
CAPITAL AUTOMOTIVE REIT
filed 2000-03-21
CIK 1049316

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER: 000-23733
                             CAPITAL AUTOMOTIVE REIT
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS DECLARATION OF TRUST)

                   MARYLAND                              54-1870224
           (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)
       1420 SPRING HILL ROAD, SUITE 525                     22102
               MCLEAN, VIRGINIA                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 288-3075
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
COMMON SHARES OF BENEFICIAL INTEREST,           NASDAQ NATIONAL MARKET
      $.01 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of Registrant's common shares of beneficial interest outstanding on February 29, 2000 was 20,707,415.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares of beneficial interest on February 29, 2000 was $221,334,138.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Capital Automotive REIT's Proxy Statement for the Annual Meeting of shareholders for fiscal year 2000 are incorporated by reference into
Part III of this Annual Report on Form 10-K.


================================================================================

                            CAPITAL AUTOMOTIVE REIT
                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                   PAGE REFERENCE
                                                                                                                      FORM 10-K
                                                                                                                   --------------
                                    PART I
Item 1.       Business ...........................................................................................         1
Item 2.       Properties .........................................................................................         8
Item 3.       Legal Proceedings ..................................................................................        10
Item 4.       Submission of Matters to a Vote of Shareholders ....................................................        10

                                    PART II

Item 5.        Market for the Company's Common Equity and Related Shareholder Matters ............................        10
Item 6.        Selected Financial Information ....................................................................        11
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations .............        12
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk ........................................        17
Item 8.        Financial Statements and Supplementary Data .......................................................        18
Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ..............        33

                                   PART III

Item 10.       Trustees and Executive Officers of the Company ....................................................        34
Item 11.       Executive Compensation ............................................................................        34
Item 12.       Security Ownership of Certain Beneficial Owners and Management ....................................        34
Item 13.       Certain Relationships and Related Transactions ....................................................        34

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................        34

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

      Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us," "our," refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or its directly and indirectly owned subsidiaries.

      Our primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. In this Annual Report on Form 10-K, we use the term dealerships to refer to these types of businesses that are operated on our properties. Our strategy focuses on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States.

      As of December 31, 1999, we invested approximately $935.5 million in properties. As of December 31, 1999, we owned 230 properties located in 27 states, a total of approximately 1,292 acres of land containing approximately
8.0 million square feet of buildings and improvements. Our tenants operate 349 motor vehicle franchises on these properties, representing 39 brands of motor vehicles, consisting of Acura, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Daewoo, Dodge, Dodge Trucks, Ford, Freightliner, GMC, GMC Truck, Honda, Hyundai, Infiniti, Isuzu, Jaguar, Jeep, Kia, Land Rover, Lexus, Lincoln-Mercury, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Porsche, Saab, Saturn, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

      We focus on buying properties from third parties that have a long history of operating multi-site, multi-franchised dealerships. In this Annual Report on Form 10-K, we use the term dealer group to refer to a group of related persons and companies who sell us properties. We also use the terms dealer group, tenant or lessee to refer to the related persons and companies that lease our properties.

      We purchase properties in exchange for cash, units of limited partnership interest in the Operating Partnership ("Units"), the assumption of existing debt, new debt, or a combination of any of the four. We generally lease our properties to established, creditworthy tenants, for an initial term of 10 to 20 years. We usually give the tenant the option to renew the lease on similar terms and conditions for one or more additional periods of 5 to 10 years each. We typically require our tenants to pay all operating expenses of the property, including all real estate taxes and assessments, utilities, insurance, repairs, maintenance and other expenses. This type of lease is commonly known as a triple-net lease.

      When we evaluate dealer groups and potential properties for purchase, we consider such factors as:

      -     the management and operating experience of the dealer group;

      - the adequacy of a dealer group's historical, current and forecasted financial position and cash flow;

      -     the value of the land, buildings and other improvements;

      - the construction quality, condition and design of the dealership buildings and other improvements located on the property;

      -     the type of franchises operated by the dealer group;

      -     the geographic area in which the property is located; and

      -     the environmental condition of the real estate.

      We have, and will continue to, borrow funds to buy properties. As of December 31, 1999, we had mortgage indebtedness totaling $501.5 million (consisting of approximately $491.5 million of fixed rate indebtedness and approximately $10.0 million of variable rate indebtedness), secured by approximately 200 properties, and had a $50 million revolving secured credit facility from a financial institution, under which no amounts were outstanding at December 31, 1999. In addition, during December 1999, we entered into a commitment letter with a financial institution for a $100 million secured revolving credit facility which will provide interim real estate financing. We continue to have discussions with several financial institutions to obtain additional unsecured, partially secured or secured loans or credit facilities, the amount and terms of which have not been determined. We may also issue equity or debt securities, including preferred equity and senior or subordinated notes. These securities may be secured by properties or leases. We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of December 31, 1999, our debt was approximately 52% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval.

      As a real estate investment trust, we acquire properties through our direct and indirect subsidiaries, including the Operating Partnership, and manage our business in a manner that is intended to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") and the regulations of the Internal Revenue Service that govern taxation of real estate investment trusts. We have paid, and expect to continue to pay, regular cash dividends to our shareholders. It also is our objective to provide our shareholders the opportunity for increased dividends from increasing annual rental income; to preserve and protect the investments of our shareholders; and to provide our shareholders with the opportunity to increase the value of their investments.

      We are a self-administered and self-managed real estate investment trust, meaning that our trustees, officers and employees manage and administer our business. Our executive officers are Thomas D. Eckert, President and Chief Executive Officer; David S. Kay, Vice President and Chief Financial Officer; John M. Weaver, Vice President, Secretary and General Counsel; and Peter C. Staaf, Vice President and Treasurer.

      Our principal executive office is located at 1420 Spring Hill Road, Suite 525, McLean, Virginia 22102 and our telephone number is (703) 288-3075.

STRATEGY

      Our primary business strategy is to acquire a diversified portfolio of real property and improvements throughout the United States used by the operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. In addition, we intend to commit to purchase properties under construction, renovation or expansion upon completion of such construction, renovation or expansion. We believe that our acquisition strategy will provide dealer groups with an opportunity (1) to achieve liquidity, while maintaining ownership and control of the operations of the dealerships, (2) to diversify their investments, (3) to obtain funds to expand operations or remodel the facilities of their dealerships, (4) to facilitate their estate planning, and (5) to provide attractive tax deferral opportunities.

      We believe that because the improvements used by dealerships are usually single purpose structures, such properties are a major and discrete sector of the national retail real estate industry. Industry sources estimate that the real property and improvements associated with franchised automobile dealerships represent in excess of $40 billion of real estate. We believe that those properties present attractive acquisition and financing opportunities because they generally have locations with frontage on and visibility from major thoroughfares, and zoning which permits a wide range of alternative uses. In the event that such properties can no longer be leased to dealerships, we believe that the land component of the property can be redeveloped for other commercial uses.

      Our primary objective is to own and lease real estate properties used by dealerships throughout the United States for the primary purpose of generating rental income in order to provide us with long-term, predictable streams of cash flow to maximize shareholder value. To achieve this objective, we are:

      - Executing a disciplined acquisition program by purchasing properties used by dealer groups that operate multi-site, multi-franchised dealerships that have demonstrated historic growth, are well managed, have been maintained in good condition, and whose location and characteristics will be suitable for alternative uses;

      - Diversifying geographically by acquiring properties located predominately in major metropolitan areas throughout the United States in order to minimize the potential adverse impact of economic downturns in certain markets;

      - Diversifying by franchise to minimize the potential adverse impact of changes in consumer preferences and manufacturer fortunes;

      - Leveraging the contacts and experience of our management to build and maintain long-term relationships with dealer groups;

      - Partnering with dealer groups who are leading the consolidation that is occurring in the automotive retail sector. At this time, these consolidators are not acquiring real estate, which in many cases, allows us to become their exclusive real estate partner;

      - Using the Company's "UPREIT" structure to acquire properties in exchange for Units, thereby giving the sellers the benefit of being able to defer some or all of their potential taxable gain that otherwise would have been incurred if the properties were sold for cash. This structure enhances our ability to consummate transactions and to structure more competitive acquisitions than other entities in the market that lack our access to capital and the ability to acquire properties with Units;

      - Leasing back properties to dealer groups on a triple-net basis, thereby eliminating brokerage, re-leasing and similar costs, and the risk of high tenant turnover due to the general historic long-term operation of dealerships at property locations;

      - Negotiating lease covenants designed to minimize the likelihood of loss to us, by permitting us to continually monitor the ability of our tenants to pay rent through periodic tenant submissions, and our careful review of financial data;

      - Utilizing a variety of financing sources, such as the issuance of Units, or other equity securities or debt securities, or a combination thereof; and

      - Minimizing interest rate risk by generally matching the average duration of our leases with the term of our long-term debt.

THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS

PROPERTIES

      As of December 31, 1999, we owned 230 properties located in 27 states, a total of approximately 1,292 acres of land containing approximately 8.0 million square feet of buildings and improvements. Our tenants operated 349 motor vehicle franchises on these properties, representing 39 brands of motor vehicles. Our interest in each of the properties includes the land, buildings and improvements, related easements and rights and fixtures. We do not own or lease any significant amount of personal property, furniture or equipment at any property.

      The properties generally consist of the land or a leasehold interest in land and one or more retail showrooms, office space (which may or may not be contained in separate buildings), adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops and parking for inventory. As of December 31, 1999, all of our 230 properties, excluding one parcel, valued at approximately $500,000 (acquired in connection with one property at no additional cost), were subject to leases that were performing and in full force and effect. See Item 2 of this Annual Report on Form 10-K for additional information regarding our properties.

LEASES AND TYPICAL LEASE TERMS

      Our properties are leased to dealer groups, persons or entities related to the dealer groups or, in some cases, other third parties, which operate dealerships on the properties. Although there are variations in the terms of our leases, the following is a summary description of the general terms of a majority of our leases. We intend to seek favorable terms for all future leases, which may or may not be on similar terms to the leases described below. Leases are individually negotiated and do vary from the terms summarized below, at times in material ways.

      GENERAL. Substantially all of the leases are "triple-net," meaning that the tenant is obligated to pay rent and, typically, all operating expenses of the property, including, but not limited to, all taxes, assessments and other governmental charges, insurance, utilities, service, repairs and maintenance. In addition, the leases generally require the tenants to pay for additions, repairs, renovations and improvements to the properties undertaken by the tenant which, upon expiration or termination of the leases, become our property.

      RENT. During the initial lease term and any extensions, each tenant pays annual base rent in monthly installments. Base rent is typically adjusted upward periodically, usually based on a factor of the change in the consumer price index ("CPI"). As of February 29, 2000, no tenants had defaulted on any rental payments.

      TERM AND TERMINATION. The leases generally are for initial terms of 10 to 20 years, with options to renew upon the same terms and conditions for one or more additional periods of five to ten years each exercisable at the option of the tenant. The tenant does not have the right to terminate the lease and vacate the property before the end of the lease term, except in extraordinary circumstances such as the taking or condemnation of the property. See "--Damage to, or Condemnation of, a Property" below. In the event of a default by the tenant, among the legal remedies that could be available to us is the eviction of the tenant, which could result in early termination of the lease. Typically, all leases within a dealer group are cross-guaranteed which helps to ensure the stability of the rental income from the respective tenant.

      INSURANCE. The leases provide that the tenants will maintain insurance on the properties of the type and in the amounts that are usual and customary. We believe that all of our properties are adequately covered by insurance, including adequate commercial general liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable deductibles and limits. However, it is not possible or commercially reasonable to insure against all risks, in all cases, due to the cost or the availability of certain types of insurance. If a property suffers uninsured damage, the repair of the property may depend on the tenant's ability to pay those costs or we may have to bear all or a portion of such costs.

      DAMAGE TO, OR CONDEMNATION OF, A PROPERTY. If all or a material portion of a property is condemned, the lease may be terminated. In certain circumstances, the tenant may be entitled to share in the condemnation award. Typically, if there is material damage to or destruction of the property, the tenant is obligated to repair or rebuild such damage or destruction with insurance proceeds and rent is not abated during the period of repair or rebuilding.

      ASSIGNMENT. The leases generally provide that the tenants may not, without our prior written consent (which under certain circumstances may not be unreasonably withheld) or upon compliance with conditions established by us, assign, or otherwise transfer any lease in whole or in part except to a related person. Generally, a change of control of the tenant will be considered an assignment of the lease.

      EVENTS OF DEFAULT. If there is an event of default under a lease, we may terminate the lease, retain possession of the property and/or lease the property to others. An event of default typically includes, but is not limited to, a failure to pay rent, a failure to comply with the provisions of the lease, the occurrence of certain events relating to bankruptcy or insolvency of the tenant, or certain defaults under a franchise or license agreement.

      INDEMNIFICATION. Generally, a tenant will be required to indemnify us and our officers, trustees, employees, owners, agents and affiliates from liabilities, costs and expenses arising from such things as, (1) the use, condition, operation or occupancy of the property, (2) any breach, violation or nonperformance of the lease or any law, (3) any injury or damage to the person, property or business of the tenant or any customer of the tenant, and (4) the violation of environmental laws.

      RIGHT OF FIRST OFFER AND OPTION TO PURCHASE PROPERTY. Certain leases provide the tenant with a right of first offer to purchase the property if we decide to sell the property. We will notify the tenant of our intention to sell the property and the tenant will have a period of time to extend an offer, including specifying the purchase price. We may in our discretion reject the tenant's offer and sell the property to a third party on other terms if the purchase price is higher or we reasonably believe such terms are better than the terms proposed by the tenant. Under the terms of a limited number of leases, the tenant has a period of time, after receiving notice from us of our intention to sell the property and the proposed sales price for the property, to advise us that it wishes to purchase the property at the specified price. If the tenant does not exercise this right or if the tenant and we cannot agree on the terms and conditions for the purchase of the property by the tenant, we are free to offer and sell the property to a third party. In addition, a limited number of our leases offer tenant purchase options at various points after the initial lease term, generally at the greater of fair market value of the property at the time of sale or our purchase price as increased by a factor of CPI at the time the option is exercised.

      ENVIRONMENTAL MATTERS. The tenants are typically responsible for compliance with material applicable environmental laws and for correcting material adverse environmental conditions at or on the properties. Typically, a lease will require the tenant to indemnify us for liabilities and costs related to environmental matters.

DEALERSHIPS AND DEALER GROUPS

      Typically, new motor vehicle dealer groups operate their dealerships under franchise arrangements with motor vehicle manufacturers. Typically, such arrangements specify the locations at which the dealer group can sell motor vehicles and related parts and products and perform certain approved services in order to serve a specified market area. Manufacturers maintain control over the designation of market areas and allocation of vehicles among dealer groups. The manufacturer does not guaranty exclusivity within a specified territory.

      Each arrangement typically grants the dealer group the non-exclusive right to use and display the manufacturer's trademarks, service marks and designs in the form and manner approved by the manufacturer and imposes a variety of requirements on the dealer group concerning, for example, the showrooms, the facilities and equipment for servicing vehicles, the maintenance of vehicles and parts inventories, the maintenance of minimum net working capital and the training of personnel. The arrangements usually require the dealer groups to submit a monthly financial statement of operations. In addition, the manufacturer's prior approval is required for changes in certain members of management or transfers of ownership of the dealer group. Pursuant to these arrangements, several manufacturers require their consent to any transfers of assets or real property considered necessary for conducting the business of the dealership.

      Typically, the manufacturer has the ability to terminate the arrangement earlier than the expiration of the term of such arrangement or refuse to renew the arrangement under certain circumstances such as when a dealer group fails to meet financial covenants established by the manufacturer. We believe that each new motor vehicle dealer group generally expects to renew any expiring arrangements in the ordinary course of business.

      In addition to selling and leasing new vehicles, many dealer groups sell and lease used vehicles. Dealer groups also provide service and parts primarily for the vehicle makes and models that they sell or lease and perform both warranty and non-warranty service work. In general, parts departments support the sales and service divisions. Dealers may also sell parts at retail to their customers or at wholesale to independent repair shops. Dealer groups also arrange third party financing for their customers, sell vehicle service contracts and arrange selected types of credit insurance for which they receive financing fees.

      For the year ended December 31, 1999, Sonic Automotive, Inc. and its affiliates ("Sonic") accounted for approximately 11.6% of our total revenue, approximately 11.8% of our total rental revenue and, as of December 31, 1999, approximately 22.6% of our annualized total rental revenue, excluding straight-line rental income. Sonic is the tenant of 56 properties, the majority of which were acquired in August 1999. Failure of Sonic to pay rent could materially affect our income if we are not able to re-lease the properties in a timely manner. There was no other tenant that exceeded 10% of our total revenue or total rental revenue for the year ended December 31, 1999, or total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. For the year ended December 31, 1998, affiliates of the Rosenthal Automotive Organization ("Rosenthal") accounted for approximately 17.7% of our total revenue, approximately 22.9% of our total rental revenue and, as of December 31, 1998, approximately 13.5% of our total annualized rental revenue, excluding straight-line rental income. Due to the acquisition of properties during 1999, Rosenthal accounted for approximately 9.4% of our total revenue and approximately 9.6% of our total rental revenue for the year ended December 31, 1999, and approximately 7.4% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. See "Item 2--Properties--Property and Lease Concentrations."

      We invest in properties throughout the United States. As of December 31, 1999, our properties were diversified across 27 states with the largest "geographic concentration" in Texas, which accounted for approximately 26.0% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. Properties located in Virginia represented approximately 11.4% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. No other state's concentration of properties exceeded 10% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999.

      As of December 31, 1999, 181 of our 230 properties were operated by franchised automobile dealerships. Properties that are not dealerships, such as body shops and used vehicle lots, which are operated by franchised automotive dealers, are generally not subject to any franchise arrangement. As of December 31, 1999, we leased 35 properties that are operated as non-franchised dealerships or for other motor vehicle uses. The remaining 14 properties, consisting solely of raw land are leased by various dealer groups, excluding one parcel, valued at approximately $500,000 (acquired in connection with one property at no additional cost).

GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

      The tenants and we as property owners are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and regulations relating to gasoline storage, waste treatment and other environmental matters, including:

      ENVIRONMENTAL LAWS. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including tenants, owners (such as us) or operators, for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations apply to past and present business operations of the dealer groups and the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. Generally, tenants are obligated to comply with environmental laws and remediation requirements. Our leases impose obligations on the tenants to indemnify us from all or most compliance costs we may experience as a result of the environmental conditions on the properties. If a tenant fails to or cannot comply, we could be forced to pay such costs. As of February 29, 2000, we are not aware of any environmental condition with respect to any of the properties that management believes would have a material adverse effect on our business, financial condition or results of operations. We, however, cannot predict whether new or more stringent laws relating to the environment will be enacted in the future or how such laws or the operations of the dealerships and other businesses on our properties will impact the properties. Costs associated with an environmental event could be substantial. Prior to the acquisition of our properties, we typically engage independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) on the properties. In many cases we have commissioned independent environmental consultants to perform Phase II environmental testing (which generally involves soil or groundwater testing for contaminants). Occasionally when a contaminant is detected on a property, we require as a condition of our acquisition of such property, that the seller post a cash escrow to secure expected remediation costs. None of these assessments or updates revealed any adverse environmental condition which management believes would have a material adverse effect on our business, financial condition or results of operations. There can be no assurances, however, that the environmental assessments detected all contamination, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

      AMERICANS WITH DISABILITIES ACT OF 1990. The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Investigation of a property may reveal non-compliance with the ADA. The tenants will have primary responsibility for complying with the ADA but we may incur costs if the tenant does not comply. As of February 29, 2000, we have not been notified by any governmental authority of any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial condition or results of operations.

      OTHER REGULATIONS. State and local fire, life-safety and similar requirements regulate the use of the properties. The leases generally require that each tenant will have primary responsibility for complying with regulations, and failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

COMPETITION

      We believe that we are the first publicly-traded real estate investment trust to primarily focus on consolidating the properties operated by dealerships under one ownership structure. At this time, we are not aware of any other entity that is pursuing, or intends to pursue, the acquisition of properties used by motor vehicle dealerships.

      We anticipate that the majority of our competition will come from banks and other finance companies that are offering primarily mortgage debt instruments, or may, in the future offer other types of debt financing.

      Other public or private entities may decide to pursue our strategy of acquiring and leasing back properties used by dealerships. Current and future competitors may have greater financial resources or general real estate experience than we do. We believe that competition for properties will primarily be on the basis of acquisition price and negotiation of rents and other lease terms. Our tenants may own or operate other properties that are not owned by us.

EMPLOYEES

      As of February 29, 2000, we had 18 employees. None of the employees is represented by a collective bargaining unit. We believe that the relationship with our employees is good.

RECENT DEVELOPMENTS

      During the three months ended December 31, 1999, we acquired 14 dealership properties, representing 17 automotive franchises, for an aggregate purchase price of approximately $71.6 million. Consideration for the properties consisted of approximately $48.0 million in cash (including estimated closing costs through December 31, 1999); $10.0 million in assumed and amended mortgage debt and approximately 1.0 million Units (valued at approximately $13.6 million at the time of acquisition). These properties total approximately 572,000 square feet of buildings and improvements on approximately 64.4 acres of land and are located in six states (California, Florida, Louisiana, New Mexico, Texas and
Utah). These properties have initial lease terms ranging from 10 to 15 years (with an average initial lease term of 14.2 years), and have renewal options (ranging from a total of 10 to 20 years). The renewal options are exercisable at the option of the tenant.

1999 ACQUISITIONS

      During the year ended December 31, 1999, we acquired 112 dealership properties, representing 156 automotive franchises, for an aggregate purchase price of approximately $430.3 million. Consideration for the properties consisted of approximately $247.5 million in cash (including estimated closing costs through December 31, 1999), $160 million in assumed and amended mortgage debt, and approximately 1.75 million Units (valued at approximately $22.8 million at the time of acquisition). These properties total approximately 3.7 million square feet of buildings and improvements on approximately 591 acres of land and are located in 19 states (Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, North Carolina, New Jersey, New Mexico, New York, Ohio, Oregon, South Carolina, Tennessee, Texas, Utah and Virginia). These properties have initial lease terms ranging from 10 to 20 years, with an average initial lease term of approximately 13.7 years, and have renewal options (ranging from a total of 10 to 40 years). The renewal options are exercisable at the option of the tenant.

      Included in the acquisitions during 1999 are 57 properties acquired through the acquisition of MMR Holdings, L.L.C., MMR Tennessee, L.L.C., and MMR Viking Investment Associates, L.P. (collectively, "MMR"), each of which were affiliates of Sonic. In addition, subsequent to the acquisition of MMR, we purchased two additional properties through MMR. The aggregate purchase price for all 59 properties was approximately $207 million. Consideration for the properties consisted of $150 million in assumed and amended debt, $55 million in the form of a bridge loan (which has subsequently been repaid with the proceeds of an $85 million permanent secured loan) and the remainder in cash (including estimated closing costs through December 31, 1999). The properties total approximately 1.9 million square feet of buildings and improvements on approximately 354 acres of land and are located in ten states (Alabama, Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). In connection with these acquisitions, we entered into or continued 58 long-term leases for the 59 properties. Pursuant to these leases, we receive rent from Sonic (in the case of 50 leases) and five other tenants that operate motor vehicle related businesses (in the case of eight leases). The Sonic properties have initial lease terms ranging from 7.6 years to 10 years. The Sonic leases are guaranteed by Sonic Automotive, Inc. and Sonic has agreed to renew leases representing at least 75% of the total rental payments due under the Sonic leases for an additional five-year term.

ITEM 2. PROPERTIES

PROPERTIES

      As of December 31, 1999, we had invested approximately $935.5 million in properties, with individual investments ranging from approximately $57,000 to approximately $23.8 million. As of December 31, 1999, we owned 230 properties located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), and a total of approximately 1,292 acres of land containing approximately 8.0 million square feet of buildings and improvements. Our tenants operated 349 motor vehicle franchises on these properties, representing 39 brands of motor vehicles, consisting of Acura, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Daewoo, Dodge, Dodge Trucks, Ford, Freightliner, GMC, GMC Truck, Honda, Hyundai, Infiniti, Isuzu, Jaguar, Jeep, Kia, Land Rover, Lexus, Lincoln-Mercury, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Porsche, Saab, Saturn, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

      All of the properties are owned on a fee simple basis, except that a small portion of one property is occupied pursuant to a ground lease from the owner of the property. As of December 31, 1999, 181 of our 230 properties were operated by franchised automobile dealerships. Properties that are not dealerships, such as body shops and used vehicle lots, which are operated by franchised automotive dealers, are generally not subject to any franchise arrangement. As of December 31, 1999, we leased 35 properties that are operated as non-franchised dealerships or for other motor vehicle uses. The remaining 14 properties, consisting solely of raw land are leased by various dealer groups, excluding one parcel, valued at approximately $500,000 (acquired in connection with one property at no additional cost).

GENERAL DESCRIPTION OF PROPERTIES

      As of December 31, 1999, our properties conform generally to the following specifications for size, cost and type of land, buildings and other improvements.

      Land sizes typically range from less than one acre to over 50 acres. The improvements on the properties generally consist of one or more retail showrooms, office space (which may or may not be contained in a separate building), adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory and future development. The properties generally are zoned for a wide range of commercial uses and typically have frontage on major transportation arteries with high traffic patterns, high visibility, signage and ease of ingress and egress.

LEASES AND LEASE EXPIRATIONS

      Substantially all of our properties are leased under triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all taxes, assessments and other government charges, insurance, utilities, service, repairs and maintenance. We believe that our properties are covered by adequate commercial general, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable deductibles and limits.

      Our properties are subject to leases with initial terms that range generally from 10 to 20 years, with an average initial lease term of approximately 13.3 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to ten years each exercisable at the option of the tenant. As of December 31, 1999, the average remaining initial lease term is approximately 12.3 years. The calculation of average initial lease term and average remaining initial lease term assumes that Sonic, as required, will renew for an additional five years, the initial terms of leases representing 75% of the total rental payments for Sonic leases expiring in any given year.

      The following table sets forth the schedule of lease expirations for our 214 leases in place as of December 31, 1999 for each of the ten years beginning with 2000, assuming that none of the tenants (other than Sonic) exercise or have exercised renewal options and that Sonic, as required, will renew for an additional five years, the initial terms of leases representing 75% of the total rental payments for Sonic leases expiring in any given year.

                                                                                                              PERCENTAGE OF
                                                                           TOTAL RENTAL REVENUE               TOTAL COMPANY
                                                          NUMBER OF           REPRESENTED BY              ANNUAL RENTAL REVENUE
                                                          EXPIRING            EXPIRING LEASES                REPRESENTED BY
                        YEAR OF LEASE EXPIRATION           LEASES             (IN THOUSANDS)                 EXPIRING LEASES
                      ---------------------------------------------------------------------------------------------------------
                       2000                                   0                $      --                              --
                       2001                                   0                       --                              --
                       2002                                   0                       --                              --
                       2003                                   1                      244                            0.3%
                       2004                                   0                        0                              --
                       2005                                   0                        0                              --
                       2006                                   1                      154                            0.2%
                       2007                                   6                    2,197                            2.3%
                       2008                                  29                   14,730                           15.2%
                       2009                                  19                   10,274                           10.6%
                       2010 and thereafter                  158                   69,044                           71.4%

      As of December 31, 1999, all of our 230 properties, excluding one parcel valued at approximately $500,000 (acquired in connection with one property at no additional cost), were subject to leases which were performing and in full force and effect.

PROPERTY AND LEASE CONCENTRATIONS

      We invest in properties throughout the United States. As of December 31, 1999, the properties were diversified across 27 states with the largest "geographic concentration" in Texas, which accounted for approximately 26.0% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. Properties located in Virginia represented approximately 11.4% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. No other state's concentration of properties exceeded 10% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999.

      As of December 31, 1999, the properties were leased to 44 different dealer groups. Sonic accounted for approximately 11.6% of our total revenue and approximately 11.8% of our total rental revenue for the year ended December 31, 1999, and approximately 22.6% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. Failure of Sonic to pay rent could materially affect our income if we are not able to re-lease the properties in a timely manner. There was no other tenant that exceeded 10% of our total revenue, or total rental revenue for the year ended December 31, 1999 or total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. For the year ended December 31, 1998, Rosenthal accounted for approximately 17.7% of our total revenue, approximately 22.9% of our total rental revenue and, as of December 31, 1998, approximately 13.5% of our total annualized rental revenue, excluding straight-line rental income. Due to the acquisition of properties during 1999, Rosenthal accounted for approximately 9.4% of our total revenue and approximately 9.6% of our total rental revenue for the year ended December 31, 1999, and approximately 7.4% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

      Neither we nor any of our properties currently is subject to any material legal proceeding nor, to our knowledge, is any material litigation currently threatened against us or any of our properties. Under the leases, the tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties on account of certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, on account of certain matters relating to the ownership of the properties prior to their acquisition by us. See "Item 1--Business--The Properties, Leases, Typical Lease Terms and Dealerships--Leases and Typical Lease Terms--Indemnification."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      MARKET INFORMATION AND DISTRIBUTIONS. The common shares have been trading on the Nasdaq National Market under the symbol "CARS" since February 13, 1998. Listed below are the high and low sales prices of the common shares as reported on the Nasdaq National Market and the distributions declared for the periods indicated.

                                                                              HIGH               LOW            DISTRIBUTION
                                                                        -----------------------------------------------------
                  FISCAL YEAR ENDING DECEMBER 31, 1999
                  Fourth fiscal quarter                                    $        14       $   11 5/8          $     0.360
                  Third fiscal quarter                                          13 3/4               12                0.350
                  Second fiscal quarter                                         13 3/4           11 3/8                0.340
                  First fiscal quarter                                         15 3/16           11 1/4                0.330

                  FISCAL YEAR ENDED DECEMBER 31, 1998

                  Fourth fiscal quarter                                    $    14 7/8       $  8 13/16          $     0.320
                  Third fiscal quarter                                          15 3/4           10 7/8                0.270
                  Second fiscal quarter                                         19 3/8           13 1/8                0.210
                  First fiscal quarter (from February 13,1998)                  19 3/4           16 1/4                0.076

      On February 29, 2000, the reported closing sales price on the Nasdaq National Market was $12.50 per share and there were approximately 50 holders of record of the common shares of the Company. We believe the total number of beneficial shareholders of the Company to be approximately 2,300 since certain common shares are held by depositories, brokers and other nominees.

      We intend to continue to pay regular quarterly distributions to holders of common shares and Units. However, future distributions will be at the discretion of our Board of Trustees and will depend on our actual funds from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

      The Company's ongoing operations generally will not be subject to federal income taxes as long as the Company maintains its REIT status. Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 95% (90% for tax years beginning January 1, 2001) of REIT taxable income. Pursuant to this requirement, we were required to distribute an estimated $24.2 million for 1999 and approximately $18.4 million for 1998. In order to avoid substantially all federal income taxes, we elected to distribute at least 100% of our taxable income for 1999 and 1998. Although we are required to distribute at least 95% (90% for tax years beginning January 1, 2001) of REIT taxableincome to maintain our REIT status, we may or may not elect to distribute in excess of 95% (90% for tax years beginning January 1, 2001) in future years. Our estimated distribution for 1999 was approximately $25.5 million and our actual distribution for 1998 was approximately $19.4 million. State income taxes are not significant.

      Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of deferring taxation until the sale of the shareholder's shares. All of our distributions in 1999 and 1998 will be treated as ordinary dividend income to our shareholders for federal income tax purposes. Given the dynamic nature of our long-term acquisition strategy and the extent to which any future acquisitions would alter this calculation, no assurances can be given regarding what portion, if any, of distributions in 2000 or subsequent years will constitute a return of capital for federal income tax purposes.

      ISSUANCES OF UNREGISTERED SECURITIES. On November 5, 1999, the Operating Partnership issued 70,658 Units to Mark Miller Pontiac, Inc., 307,342 Units to Mark Miller, 189,192 Units to the MarKat Company, L.L.C. and 467,276 Units to the Harver Company L.L.C. as partial consideration for the acquisition of four parcels of real property and improvements located in Salt Lake City, Utah. The Units are redeemable beginning on January 31, 2001 by the Partnership for cash, or at our option, common shares of the Company, on a one-for-one basis. The offering and sale of the Units was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      SHARE REPURCHASE PROGRAM. During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of our management. During 1998, 3,184,700 common shares were repurchased at an average price of $10.51 per common share. There were no common shares repurchased during 1999. Subsequent to December 31, 1999, we repurchased 900,000 common shares at an average price of $10.96 per common share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

      DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN. During the second quarter of 2000, we intend to institute a Dividend Reinvestment and Stock Purchase Plan under which holders of common shares or Units may elect to automatically reinvest their distributions to purchase additional common shares and may make optional cash payments for additional common shares. Under the proposed plan, we may issue additional common shares or repurchase common shares in the open market for purposes of financing our obligations under the Dividend Reinvestment and Stock Purchase Plan. Notwithstanding the foregoing, our Board of Trustees has full discretion to decide whether or not to implement this plan and thus, there can be no assurance that we will institute this plan during the second quarter of 2000 or at any time in the future.

ITEM 6. SELECTED FINANCIAL INFORMATION

                                                                                      YEARS ENDED DECEMBER 31
                                                                              ----------------------------------------
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)                       1999              1998           1997
                                                                              ----------------------------------------
                  Total Revenue                                                $75,873       $  34,931       $    --
                  Net Income (Loss)                                             21,731          16,491         (650)
                  Diluted Earnings Per Share                                      1.01            0.79            --
                  Annual Cash Dividend Declared Per Share                         1.38           0.876            --


                                                                                        AS OF DECEMBER 31,
                                                                              ----------------------------------------
                                                                              1999              1998           1997
                                                                              ----------------------------------------
                  Real Estate Before Accumulated Depreciation                 $935,525        $511,132       $    --
                  Total Assets                                                 942,559         583,211         1,011
                  Total Debt                                                   501,510         161,997         1,000
                  Minority Interest                                            115,384          93,898            --
                  Total Shareholders' Equity (Deficit)                         299,599         308,657         (650)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, and the Financial Statements and Supplementary Data included in Item 6 and Item 8 and this section, should not be taken as indicative of our future operations.

      This Annual Report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Also, documents that we subsequently file with the Securities and Exchange Commission and that are incorporated by reference herein will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the following summary of "Business Risks" describes forward-looking information. The Business Risks that are described are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company's Form 8-K/A filed on January 19, 2000. Other parts of this Annual Report on Form 10-K may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

      - risks that our tenants will not pay rent or that our operating costs will be higher than expected;

      -     risks of interest rate fluctuations impacting future acquisitions;

      -     risks that additional acquisitions may not be consummated; and

      - environmental and other risks associated with the acquisition and leasing of automotive properties.

      Given these uncertainties readers are cautioned not to place value reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them.

OVERVIEW

      Our primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. As of December 31, 1999, we owned 230 dealership properties, representing 349 automotive franchises, with a total investment of approximately $935.5 million. Consideration for the properties consisted of approximately $641.9 million in cash (including estimated closing costs through December 31, 1999), $172 million in assumed and amended mortgage debt, and approximately 8.3 million Units (valued at approximately $121.6 million at the time of acquisition). These properties total approximately 8.0 million square feet of buildings and improvements on 1,292 acres of land and are located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia). These properties have initial lease terms generally ranging from 10 to 20 years with an average initial lease term of approximately 13.3 years, and have renewal options (ranging from a total of 10 years to 40 years). The renewal options are exercisable at the option of the tenant. Our portfolio weighted average initial cap rate at December 31, 1999 was 10.5%, which is calculated as the percentage of the initial annual base rent over the purchase price paid to the sellers for the related properties.

      Substantially all our properties are leased pursuant to long-term triple-net leases, under which the tenants typically pay substantially all operating expenses of a property, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. The leases are generally for a period of 10 to 20 years, with options to renew upon the same terms and conditions for one or more additional periods of 5 to 10 years. The renewal options are exercisable at the option of the tenant.

      Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

      We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and staff. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a 40-year period for tax purposes and a 20-year to 30-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

RECENT DEVELOPMENTS

      During the three months ended December 31, 1999, we acquired 14 dealership properties, representing 17 automotive franchises, for an aggregate purchase price of approximately $71.6 million. Consideration for the properties consisted of approximately $48.0 million in cash (including estimated closing costs through December 31, 1999), $10.0 million in assumed and amended mortgage debt and approximately 1.0 million Units (valued at approximately $13.6 million at the time of acquisition). These properties total approximately 572,000 square feet of buildings and improvements on approximately 64.4 acres of land and are located in six states (California, Florida, Louisiana, New Mexico, Texas and
Utah). These properties have initial lease terms ranging from 10 to 15 years (with an average initial lease term of approximately 14.2 years), and have renewal options (ranging from a total of 10 to 20 years). The renewal options are exercisable at the option of the tenant.

1999 ACQUISITIONS

      During the year ended December 31, 1999, we acquired 112 dealership properties, representing 156 automotive franchises, for an aggregate purchase price of approximately $430.3 million. Consideration for the properties consisted of approximately $247.5 million in cash (including estimated closing costs through December 31, 1999), $160 million in assumed and amended mortgage debt, and approximately 1.75 million Units (valued at approximately $22.8 million at the time of acquisition). These properties total approximately 3.7 million square feet of buildings and improvements on approximately 591 acres of land and are located in 19 states (Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, North Carolina, New Jersey, New Mexico, New York, Ohio, Oregon, South Carolina, Tennessee, Texas, Utah and Virginia). These properties have initial lease terms ranging from 10 to 20 years, and have renewal options (ranging from a total of 10 to 40 years). The renewal options are exercisable at the option of the tenant.

      Included in the acquisitions during 1999 are 57 properties acquired through the acquisition of MMR, which was an affiliate of Sonic. In addition, subsequent to the acquisition of MMR, we purchased two additional properties through MMR. The aggregate purchase price for all 59 properties was approximately $207 million. Consideration for the properties consisted of $150 million in assumed and amended debt, $55 million in the form of a bridge loan (which has subsequently been repaid with the proceeds of an $85 million permanent secured loan) and the remainder in cash (including estimated closing costs through December 31, 1999). The properties total approximately 1.9 million square feet of buildings and improvements on 354 acres of land and are located in ten states (Alabama, Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). In connection with these acquisitions, we entered into or continued 58 long-term leases for the 59 properties. Pursuant to these leases, we receive rent from Sonic (in the case of 50 leases) and five other tenants that operate motor vehicle related businesses (in the case of eight leases). The Sonic properties have initial lease terms ranging from 7.6 years to 10 years. The Sonic leases are guaranteed by Sonic Automotive, Inc. and Sonic has agreed to renew leases representing at least 75% of the total rental payments due under the Sonic leases for an additional five-year term.

RESULTS OF OPERATIONS

      Although we were formed prior to January 1, 1998, we did not complete our initial public offering ("IPO") until February 19, 1998, at which time we purchased our initial properties and began generating rental income.

      Rental revenue for the year ended December 31, 1999 increased 175% to $74.3 million, as compared to $27.0 million for 1998. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions

(230 properties owned as of December 31, 1999 versus 120 properties as of December 31, 1998), from which we generate our rental income. In addition, during the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for leases with fixed minimum escalators. This increased rental revenue for the year ended December 31, 1999 by approximately $962,000. The effect on prior years was not material.

      Interest and other income for the year ended December 31, 1999 decreased 81% to $1.5 million from $7.9 million for 1998. Interest and other income during the year ended December 31, 1998 was primarily generated from the investment of the excess of the net proceeds of a private placement offering and our IPO including the exercise of the underwriters' over-allotment option (both of which were completed during the first quarter of 1998). These net proceeds were fully used during 1998 and therefore did not generate interest income during 1999. Interest and other income during 1999 was primarily generated from the investment of the excess of debt issuance proceeds over the amount invested in properties and a $245,000 gain on the sale of properties during 1999.

      Depreciation and amortization for the year ended December 31, 1999 increased 143% to $15.3 million from $6.3 million for 1998 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 that were being depreciated over 20 years. During the third quarter of 1999, we reviewed the age and estimated remaining useful life of each of our properties in our real estate portfolio that we acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the estimated remaining useful lives. The change in depreciable life is consi-dered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change decreased depreciation and amortization expense by approximately $2.2 million for the year ended December 31, 1999.

      General and administrative expenses for the year ended December 31, 1999 increased 24% to $6.8 million, as compared to $5.5 million for 1998. The increase is primarily due to increased payroll and related benefits attributable to personnel additions throughout 1998 and severance payments made in connection with staffing reductions during the first quarter of 1999. Also contributing to the increase were increased marketing expenses as well as increased professional fees and other administrative costs associated with increased public reporting requirements. These increases were partially offset by the reduction in payroll and related expenses as a result of staffing reductions throughout 1999 and the closing of the Chicago office during the second quarter of 1999.

      Interest expense for the year ended December 31, 1999 increased to $24.5 million from $2.3 million for 1998. The increase was due to interest charged on issued debt in late 1998 and throughout 1999 (including mortgage debt and borrowings under our credit facility). Debt outstanding as of December 31, 1999 was approximately $501.5 million (consisting of approximately $491.5 million of fixed rate indebtedness and approximately $10.0 million of variable rate indebtedness) compared to $162.0 million (all of which was fixed rate indebtedness) as of December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $11.9 million and $72.1 million at December 31, 1999 and December 31, 1998, respectively. The changes in cash and cash equivalents during the year ended December 31, 1999 and 1998 were attributable to operating, investing and financing activities, as described below.

      Cash flow provided by operating activities for the year ended December 31, 1999 and 1998 was $39.8 million and $31.2 million, respectively, and represents, in both years, cash received from rents under long-term triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding. Cash used in investing activities for the year ended December 31, 1999 and 1998 was $401.2 million and $412.6 million, respectively, and primarily reflects the acquisition of dealership properties during those years. Cash flow from financing activities for the year ended

December 31, 1999 and 1998 was $301.2 million and $453.5 million, respectively. Cash flow from financing activities for the year ended December 31, 1999, primarily reflects $345 million of proceeds from mortgage loans closed during the year and $62 million of proceeds from bank borrowings. This was partially offset by the repayment of bank borrowings and mortgage principal payments and distributions made to shareholders and limited partners during the year. Cash flow from financing activities for the year ended December 31, 1998, primarily reflects net proceeds totaling $342.3 million from a private placement offering and our IPO including the exercise of the underwriters' over-allotment option, $162 million of proceeds from mortgage loans closed in 1998 and $63 million from bank borrowings. This was partially offset by the repayment of bank borrowings and distributions made to shareholders and limited partners during 1998.

      Mortgage Indebtedness. As of December 31, 1999, we had mortgage indebtedness totaling approximately $501.5 million (consisting of approximately $491.5 million of fixed rate indebtedness and approximately $10.0 million of variable rate indebtedness) secured by various properties we owned. The following is a summary of our mortgage debt at December 31, 1999 (amounts in thousands):

                                                                      BALANCES
                                                                    OUTSTANDING AS OF             EFFECTIVE
                                             ORIGINAL DEBT            DECEMBER 31,                INTEREST        AMORTIZATION
DESCRIPTION OF DEBT                             ISSUED                    1999                      RATE*           SCHEDULE
-------------------------------------------------------------------------------------------------------------------------------
7.50% Fixed rate debt due 1/20/03(1)          $    12,000              $    11,730                 7.75%            20 year
7.59% Fixed rate debt due 12/1/08(2)               38,050                   38,050                 7.98%            17 year
7.635% Fixed rate debt due 10/1/14(3)             111,950                  107,675                 7.92%            15 year
8.05% Fixed rate debt due 10/1/14(4)               85,000                   84,528                 8.32%            15 year
7.54% Fixed rate debt due 7/6/11(5)               100,000                   99,527                 7.70%            25 year
8.03% Fixed rate debt due 9/29/11(6)              150,000                  150,000                 8.08%            25 year
Floating rate debt due 12/22/09(7)                 10,000                   10,000                 7.67%                 --
                                              -----------              -----------
      Total                                   $   507,000              $   501,510
                                              ===========              ===========

*     Includes deferred loan fees amortized over the life of the loans.

(1) A 4.25-year, mortgage note payable to a financial institution and assumed by us as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired, which as of December 31, 1999 have an aggregate net book value of approximately $22.3 million. Principal and interest are payable monthly with a final payment at maturity of approximately $10.8 million. There are no financial covenants required under this note; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the note and limitations on issuing additional secured debt at the subsidiary level. As of December 31, 1999, we were in compliance with the loan covenants.

(2) A ten-year, non-recourse loan with Global Alliance Finance Company, L.L.C. ("GAFCO") that was amended in the first quarter of 1999. The loan requires monthly payments of interest only for approximately one year. Thereafter, monthly payments of principal and interest are required with a final payment at maturity of approximately $24.5 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $64.0 million. The Operating Partnership has provided a guaranty limited to approximately $8.9 million of this loan, which guaranty is contingent upon the occurrence of certain circumstances. There are no financial covenants required under this loan; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level.
      As of December 31, 1999, we were in compliance with the loan covenants.

(3) A 15-year, non-recourse loan, evidenced by three separate loans and notes, with German American Capital Corporation ("GACC") that was amended during the third quarter of 1999. The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $3.4 million. The loan is secured by mortgages on 50 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $185.1 million. The Operating Partnership has provided a guaranty limited to approximately $26.1 million of these loans, which guaranty is contingent upon the occurrence of certain circumstances. There are no financial covenants required under this loan; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level. As of December 31, 1999, we were in compliance with the loan covenants.

(4) A 15-year, non-recourse loan with GACC. The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $2.9 million. The loan is secured by mortgages on approximately 28 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $154.2 million. Loan covenants required under this loan and our compliance with those covenants are consistent with the above-mentioned loan with GACC. The two loans with GACC are cross-collateralized.

(5) A 12-year mortgage loan with Ford Motor Credit Company ("FMCC"). The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by approximately 48 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $176.5 million. There is one financial covenant limiting total Company debt to 65% of assets, as defined in the FMCC loan agreement. There are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level. As of December 31, 1999, we were in compliance with the loan covenants.

(6) An assumed and amended 12-year mortgage loan with FMCC, of which the proceeds were used as partial consideration for the MMR acquisition. The terms of the loan require quarterly interest-only payments for two years. Thereafter, payments of principal and interest will be made quarterly with a final payment at maturity of approximately $124.6 million. The loan is secured by 59 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $206.3 million. Loan covenants required under this loan and our compliance with those covenants are consistent with the above-mentioned loan with FMCC.

(7) A ten-year mortgage loan with FMCC. Approximately $6.7 million of the loan was assumed as partial consideration for the acquisition of three dealership properties and subsequently was amended and increased to $10.0 million. The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The interest rate as of December 31, 1999 was approximately 7.48%. The terms of the loan require quarterly principal payments of $100,000 and quarterly interest payments. At maturity the loan requires a final payment of approximately $6.3 million. The loan is secured by three properties, which as of December 31, 1999 have an aggregate net book value of approximately $13.2 million. Loan covenants required under this loan and our compliance with those covenants are consistent with the above-mentioned loans with FMCC.

      As of December 31, 1999, we had a $50 million revolving secured credit facility from a financial institution, under which no amounts were outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points. The facility contains financial covenants, such as debt service coverage ratio and debt to adjusted net worth requirements, that we must comply with annually. As of December 31, 1999, we were in compliance with the loan covenants.

      COMMITMENTS. On December 16, 1999, we entered into a commitment letter with a financial institution for a $100 million secured revolving credit facility which will provide interim real estate financing. The proceeds are to be used to acquire additional properties, which will be used as collateral for the credit facility. Borrowings will require monthly interest payments at a floating rate equal to 225 basis points above the 30-day LIBOR rate and repayment of principal within 180 days. The facility will have a term of one year, renewable annually, and will contain customary loan covenants. Final terms and conditions are currently being negotiated. We also have had discussions with several financial institutions to obtain additional unsecured, partially secured or secured loans or credit facilities, the amount and terms of which have not been determined.

      LIQUIDITY REQUIREMENTS. Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, distributions to shareholders and unitholders, and amounts required for additional property acquisitions. We expect to meet these requirements (other than amounts required for additional property acquisitions) through cash flow provided by operating activities. We anticipate that any additional acquisition of properties during the next 12 months will be funded with amounts available under our existing and committed secured credit facilities, and with future secured and unsecured debt. Acquisitions will be made subject to our investment objectives and policies to maximize both current income and long-term growth in income.

      As of December 31, 1999, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

      Our liquidity requirements with respect to future acquisitions may be reduced to the extent that we use Units as consideration for such purchases.

      During 1999, our Board of Trustees approved a resolution providing that our policy shall be to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by the Board of Trustees at any time without shareholder approval. As of December 31, 1999, we had a debt to asset ratio of approximately 52%.

      In light of our current debt to asset ratio, we are able to obtain additional financing for our long-term capital needs without exceeding our debt to asset ratio policy. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

YEAR 2000 UPDATE

      In 1999, we discussed the nature and progress of our plans to confront year 2000 issues. In late 1999, we completed our remediation and testing of our software applications and hardware systems. As a result of those planning and implementation efforts, we experienced no material information technology or non-information technology systems problems, and we believe those systems successfully responded to the year 2000 date change. We did not occur significant costs in designing and implementing our year 2000 plan, nor did we incur significant costs in modifying our existing software applications, replacing hardware or hiring consultants in resolving year 2000 issues. In addition, we are not aware that any of our tenants or third parties with whom we conduct business experienced any material systems problems related to year 2000 issues. We will continue to monitor our information technology and non-information technology systems and those of our tenants and third parties with whom we conduct business throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly. Although management does not anticipate any additional expenditures relating to year 2000 issues, there can be no assurance as to the magnitude of any future costs until significant time has passed.

FUNDS FROM OPERATIONS

      Funds From Operations ("FFO") is defined under the revised definition adopted in 1995 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring or sales of property plus depreciation and amortization of assets unique to the real estate industry. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

      FFO of the Operating Partnership for the years ended December 31, 1999 and 1998 is computed as follows (in thousands):

                                                                         1999         1998
                                                                     -------------------------
      Net Income before Minority Interest                            $  29,204    $  20,886
      Real Estate Depreciation and Amortization                         15,246        6,161
      Straight-line Rental Income                                        (962)           --
      Gain on Sale of Asset                                              (245)           --
                                                                     ---------    ---------
      Funds From Operations                                          $  43,243    $  27,047
                                                                     =========    =========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations.

      Interest rate fluctuations will affect the fair value of our fixed rate debt instruments. As of December 31, 1999, we had fixed rate indebtedness totaling approximately $491.5 million. If interest rates on our fixed rate debt instruments at December 31, 1999 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $29.7 million. Interest rate fluctuations will affect our annual interest expense on our variable rate debt. As of December 31, 1999, we had variable rate indebtedness totaling approximately $10.0 million. If the interest rate on our variable rate debt instrument outstanding at December 31, 1999 had been one percent higher, our annual interest expense relating to that debt instrument would have increased by $100,000, based on balances at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  PAGE NO.
                                                                                 ----------
          Report of Independent Public Accountants--Arthur Andersen LLP ......       19
          Consolidated Balance Sheets ........................................       20
          Consolidated Statements of Operations ..............................       21
          Consolidated Statements of Changes in Shareholders' Equity (Deficit)       22
          Consolidated Statements of Cash Flows ..............................       23
          Notes to Consolidated Financial Statements .........................       24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Capital Automotive REIT:

      We have audited the accompanying consolidated balance sheets of Capital Automotive REIT (a Maryland real estate investment trust, the "Company") and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998, and the period from October 20, 1997 (date of organization) through December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Automotive REIT and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, and the period from October 20, 1997 (date of organization) through December 31, 1997 in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditng procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

Vienna, Virginia
January 28, 2000

                            CAPITAL AUTOMOTIVE REIT

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               AS OF DECEMBER 31,
                                                                      ------------------------------------
                                                                              1999            1998
                                                                      ------------------------------------
                                     ASSETS
Real estate:
    Land ..........................................................       $ 423,757        $ 238,970
    Buildings and improvements ....................................         511,768          272,162
    Accumulated depreciation ......................................         (21,202)          (6,145)
                                                                          ---------        ---------
                                                                            914,323          504,987
Cash and cash equivalents .........................................          11,886           72,106
Other assets, net .................................................          16,350            6,118
                                                                          ---------        ---------
            TOTAL ASSETS ..........................................       $ 942,559        $ 583,211
                                                                          =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Mortgage loans ................................................       $ 501,510        $ 161,997
    Accounts payable and accrued expenses .........................          21,298           14,752
    Security deposits payable .....................................           4,768            3,907
                                                                          ---------        ---------
            TOTAL LIABILITIES .....................................         527,576          180,656
                                                                          ---------        ---------
Minority interest .................................................         115,384           93,898
SHAREHOLDERS' EQUITY:
    Preferred shares, $.01 par value; 20,000,000 shares authorized;
        none outstanding ..........................................              --               --
    Common shares, $.01 par value; 100,000,000 shares authorized;
        24,792,115 shares issued and 21,607,415 outstanding .......             248              248
    Additional paid-in-capital ....................................         344,981          345,905
    Accumulated deficit ...........................................         (12,159)          (4,025)
    Less treasury shares at cost, 3,184,700 common shares .........         (33,471)         (33,471)
                                                                          ---------        ---------
            TOTAL SHAREHOLDERS' EQUITY ............................         299,599          308,657
                                                                          ---------        ---------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............       $ 942,559        $ 583,211
                                                                          =========        =========


          See accompanying Notes to Consolidated Financial Statements.

                            CAPITAL AUTOMOTIVE REIT

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                    1999           1998            1997
                                                               ------------------------------------------
Revenue:
    Rental ...............................................       $ 74,339        $ 27,027       $      --
    Interest and other ...................................          1,534           7,904              --
                                                                 --------        --------       ---------
            Total revenue ................................         75,873          34,931              --
                                                                 --------        --------       ---------
Expenses:
    Depreciation and amortization ........................         15,347           6,304              --
    General and administrative ...........................          6,781           5,487             649
    Interest .............................................         24,541           2,254               1
                                                                 --------        --------       ---------
            Total expenses ...............................         46,669          14,045             650
                                                                 --------        --------       ---------
Net income (loss) before minority interest ...............         29,204          20,886            (650)
Minority interest ........................................         (7,473)         (4,395)             --
                                                                 --------        --------       ---------
Net income (loss) ........................................       $ 21,731        $ 16,491        $   (650)
                                                                 ========        ========       =========
Shares of common stock outstanding used to compute basic
    earnings per share ...................................         21,607          20,927              --
                                                                 ========        ========       =========
Basic earnings per share .................................       $   1.01        $   0.79        $     --
                                                                 ========        ========       =========
Shares of common stock outstanding used to compute diluted
    earnings per share ...................................         21,629          20,978              --
                                                                 ========        ========       =========
Diluted earnings per share ...............................       $   1.01        $   0.79         $    --
                                                                 ========        ========       =========


          See accompanying Notes to Consolidated Financial Statements.

                            CAPITAL AUTOMOTIVE REIT

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON SHARES       ADDITIONAL
                                           ------------------------    PAID-IN     ACCUMULATED     TREASURY
                                              SHARES       AMOUNT      CAPITAL       DEFICIT        SHARES      TOTAL
                                           -------------------------------------------------------------------------------
BALANCE AT OCTOBER 20, 1997                         --    $     --    $     --     $     --      $     --     $     --
Net loss ..............................             --          --          --         (650)           --         (650)
Capital contribution ..................             10          --          --           --            --           --
                                            ----------    --------    --------     --------      --------     --------
BALANCE AT DECEMBER 31, 1997                        10          --          --         (650)           --         (650)
Repurchase of initial shares...........            (10)         --          --           --            --           --
Proceeds from initial public offering..     20,000,000         200     299,800           --            --      300,000
Proceeds from exercise of underwriters'
    over-allotment option .............      3,000,000          30      44,970           --            --       45,000
Proceeds from private placement........      1,792,115          18      24,982           --            --       25,000
Payment of underwriting discounts,
    commissions and other offering
    expenses ..........................             --          --     (27,715)          --            --      (27,715)
Adjustment to reflect minority interest
    ownership in Operating Partnership              --          --       3,868           --            --        3,868
Purchase of treasury shares ...........     (3,184,700)         --          --           --       (33,471)     (33,471)
Dividend declared or paid .............             --          --          --      (19,866)           --      (19,866)
Net income ............................             --          --          --       16,491            --       16,491
                                            ----------    --------    --------     --------      --------     --------
BALANCE AT DECEMBER 31, 1998                21,607,415         248     345,905       (4,025)      (33,471)     308,657
Adjustment to reflect minority interest
    ownership in Operating Partnership              --          --      (1,356)          --            --       (1,356)
Registration fees and other ...........             --          --         432           --            --          432
Dividend declared or paid .............             --          --          --      (29,865)           --      (29,865)
Net income ............................             --          --          --       21,731            --       21,731
                                            ----------    --------    --------     --------      --------     --------
BALANCE AT DECEMBER 31, 1999                21,607,415    $    248    $344,981     $(12,159)     $(33,471)    $299,599
                                            ==========    ========    ========     ========      ========     ========



          See accompanying Notes to Consolidated Financial Statements.

                            CAPITAL AUTOMOTIVE REIT

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                          1999            1998            1997
                                                                                  -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................................       $  21,731      $  16,491       $    (650)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
    Depreciation and amortization ..............................................          16,042          6,304              --
    Income applicable to minority interest .....................................           7,473          4,395              --
    Increase in other assets ...................................................         (11,041)        (5,004)           (957)
    Increase in accounts payable and accrued expenses ..........................           4,732          5,118             661
    Increase in security deposits payable ......................................             861          3,907              --
                                                                                       ---------      ---------       ---------
        Net cash provided by (used in) operating activities ....................          39,798         31,211            (946)
                                                                                       ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment, net of disposals ......................             (61)          (286)            (29)
    Real estate acquisitions, net of sales .....................................        (401,130)      (412,346)             --
                                                                                       ---------      ---------       ---------
        Net cash used in investing activities ..................................        (401,191)      (412,632)            (29)
                                                                                       ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings ..............................................          62,000         63,000           1,000
    Proceeds from mortgage loans ...............................................         345,000        162,032              --
    Repayment of bank borrowings ...............................................         (62,000)       (64,000)             --
    Mortgage principal payments ................................................          (5,487)           (35)             --
    Proceeds from issuance of initial public offering of common shares and
        underwriters' over-allotment option, net of issuance costs .............              --        317,285              --
    Proceeds from issuance of private placement, net of issuance costs .........              --         25,000              --
    Payment of cash dividend ...................................................         (28,990)       (12,952)             --
    Payment of partner distribution ............................................          (9,220)        (3,357)             --
    Purchase of treasury shares ................................................              --        (33,471)             --
    Other fees .................................................................            (130)            --              --
                                                                                       ---------      ---------       ---------
        Net cash provided by financing activities ..............................         301,173        453,502           1,000
                                                                                       ---------      ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................         (60,220)        72,081              25
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................          72,106             25              --
                                                                                       ---------      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................       $  11,886      $  72,106         $    25
                                                                                       =========      =========       =========

SUPPLEMENTAL DATA:
    Real estate acquisitions in exchange for equity issuance ...................       $  23,376      $  98,786         $    --
    Fourth quarter distribution ................................................       $  10,786(1)   $   8,973(2)      $    --
    Interest paid during the period ............................................       $  17,353      $   2,177         $    --

NOTES:

(1)   Declared in fourth quarter 1999, paid in January 2000.
(2)   Declared in fourth quarter 1998, paid in January 1999.


          See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. As of December 31, 1999, the Company held a 72.2% general partnership interest in the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us," "our," refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or its directly and indirectly owned subsidiaries.

      Our primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and
(iii) the term dealer, tenant or lessee to refer to the related persons and companies that lease our properties. Our strategy focuses on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include our accounts, net of minority interest as defined in Note 10 herein. All intercompany balances and transactions have been eliminated in consolidation.

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

      During 1999, management reviewed the age and estimated remaining useful life of each of our properties in our real estate portfolio that were acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the estimated remaining useful lives. The change in depreciable life is consi-dered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change reduced depreciation and amortization expense by approximately $2.2 million and thus, increased net income before minority interest by approximately $2.2 million for the year ended December 31, 1999.

      We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. A significant decrease in the real estate's fair market value, an accumulation of costs significantly exceeding amounts originally expected to acquire the asset or a tenant's inability to perform its duties and pay rent under the terms of the lease, may all affect our ability to recover the carrying amount of the real property. Management considers current market conditions, tenant credit analysis and third party valuations in determining the net realizable value of our rental properties. After completing this assessment, management believes no material impairment has occurred in our net property carrying values as of December 31, 1999.

                            CAPITAL AUTOMOTIVE REIT

FURNITURE, FIXTURES AND EQUIPMENT

      Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents are comprised of highly liquid instruments purchased with original maturities of three months or less.

DEFERRED LOAN COSTS

      Included in other assets are costs incurred in connection with obtaining our revolving secured credit facility and issuance of mortgage notes during 1999 and 1998, which costs are amortized over the terms of the respective credit facility or notes on a straight-line basis (which approximates the effective interest method).

CAPITALIZED LEASING COSTS

      Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets and total approximately $748,000 and $490,000 as of December 31, 1999 and 1998, respectively. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating contract terms, preparing lease documents and closing the transaction.

INCOME TAXES

      We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 95% of our taxable income to our shareholders and comply with certain other requirements.

RENTAL REVENUE RECOGNITION

      We lease our real estate pursuant to long-term triple-net leases which typically require the tenants to pay substantially all expenses associated with the operations of the real estate, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. All leases are accounted for as operating leases.

      During the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for our leases with fixed minimum escalators. Straight-line rental revenue favorably impacted net income before minority interest for the year ended December 31, 1999, by approximately $962,000. The effect on prior years was not material.

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

                            CAPITAL AUTOMOTIVE REIT

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Management compares the carrying value and the estimated fair value of our financial instruments. Due to the highly liquid and short-term nature of our investments, the carrying value approximates the fair value. After determining fair value of long-term debt instruments by discounting future cash flows using current market rates, management believes there were no material differences in the carrying value and the fair value of our debt instruments as of December 31, 1999 and 1998.

3. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB deferred the effective date. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We believe that the adoption of SFAS No. 133 will not have a significant impact on our consolidated financial position, results of operations or cash flows.

4. ACQUISITIONS OF PROPERTIES

      During the year ended December 31, 1999, we acquired 112 dealership properties, representing 156 automotive franchises, for an aggregate purchase price of approximately $430.3 million. Consideration for the properties consisted of approximately $247.5 million in cash (including estimated closing costs through December 31, 1999), $160 million in assumed and amended mortgage debt, and approximately 1.75 million Units (valued at approximately $22.8 million at the time of acquisition). These properties total approximately 3.7 million square feet of buildings and improvements on approximately 591 acres of land and are located in 19 states (Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, North Carolina, New Jersey, New Mexico, New York, Ohio, Oregon, South Carolina, Tennessee, Texas, Utah and Virginia). These properties have initial lease terms ranging from 10 to 20 years, and have renewal options (ranging from a total of 10 to 40 years). The renewal options are exercisable at the option of the tenant.

      Included in the acquisitions during 1999 are 57 properties acquired through the acquisition of MMR Holdings, L.L.C., MMR Tennessee, L.L.C., and MMR Viking Investment Associates, L.P. (collectively, "MMR"), each of which were affiliates of Sonic Automotive, Inc. and its affiliates ("Sonic"). In addition, subsequent to the acquisition of MMR, we purchased two additional properties through MMR. The aggregate purchase price for all 59 properties was approximately $207 million. Consideration for the properties consisted of $150 million in assumed and amended debt, $55 million in the form of a bridge loan (which has subsequently been repaid with the proceeds of an $85 million permanent secured loan) and the remainder in cash (including estimated closing costs through December 31, 1999). The properties total approximately 1.9 million square feet of buildings and improvements on approximately 354 acres of land and are located in ten states (Alabama, Florida, Georgia, Maryland, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). In connection with these acquisitions, we entered into or continued 58 long-term leases for the 59 properties. Pursuant to these leases, we receive rent from Sonic (in the case of 50 leases) and five other tenants that operate motor vehicle related businesses (in the case of eight leases). The Sonic leases are guaranteed by Sonic Automotive, Inc. and Sonic has agreed to renew leases representing at least 75% of the total rental payments due under the Sonic leases for an additional five-year term.

      As of December 31, 1999, we owned 230 dealership properties, representing 349 automotive franchises, with a total investment of approximately $935.5 million. Consideration for the properties consisted of approximately $641.9 million in cash (inclu-ding estimated closing costs through December 31, 1999), $172 million in assumed and amended mortgage debt, and approxi-

                            CAPITAL AUTOMOTIVE REIT
mately 8.3 million Units (valued at approximately $121.6 million at the time of acquisition). These properties total approximately 8.0 million square feet of buildings and improvements on 1,292 acres of land and are located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia). These properties have initial lease terms generally ranging from 10 to 20 years with an average initial lease term of approximately 13.3 years, and have renewal options (ranging from a total of 10 to 40 years). The renewal options are exercisable at the option of the tenant.

5. RELATED PARTY TRANSACTIONS

      As of December 31, 1999, we owned 25 properties that were leased to entities related to three members of our Board of Trustees and members of their families. The properties were acquired by us during 1998 for an aggregate purchase price of approximately $111.9 million and a renovation was funded during 1999 for approximately $1.4 million. In conjunction with the purchases, we entered into long-term triple-net lease agreements with two ten-year extensions exercisable at the option of the tenant. The leases in the aggregate provide for annualized rental payments as of December 31, 1999 of approximately $12.4 million.

6. OPERATING LEASES

      In connection with the acquisitions discussed in Note 4 above, we entered into long-term triple-net lease agreements with the operators of the dealerships who are our tenants. The leases have initial terms generally ranging from 10 to 20 years and generally include multiple options to renew upon the same terms and conditions, exercisable at the option of the tenants. Base rent is adjusted upward periodically, usually based on a factor of the consumer price index ("CPI"). In general, the lease terms establish minimum and maximum periodic adjustments. A limited number of our leases offer tenant purchase options at various points after the initial lease term, generally at the greater of fair market value of the property at the time of sale or our purchase price as increased by a factor of CPI at the time the option is exercised. Future minimum rental payments will be received as follows (in thousands):

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            2000.............................        $      96,704
                                            2001.............................               96,870
                                            2002.............................               97,161
                                            2003.............................               97,490
                                            2004.............................               98,211
                                            Thereafter.......................              650,547
                                                                                     -------------
                                            Total............................        $   1,136,983
                                                                                     =============

      As of December 31, 1999, there were four years and two months remaining on a six-year lease agreement for our current office space. The office lease is accounted for as an operating lease. Future minimum lease payments at December 31, 1999 are as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            2000............................         $     206,921
                                            2001............................               213,129
                                            2002............................               219,523
                                            2003............................               226,109
                                            2004............................                37,869
                                                                                     -------------
                                            Total...........................         $     903,551
                                                                                     =============

                            CAPITAL AUTOMOTIVE REIT

7. EARNINGS PER SHARE

      Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, options and warrants. The weighted average number of shares outstanding used to compute diluted earnings per share for the years ended December 31, 1999 and 1998 was approximately 21.6 million, and 21.0 million, respectively. The impact of dilution of common equivalent shares for the years ended December 31, 1999 and 1998 was approximately 22,000 and 51,000, respectively.

8. MORTGAGE LOANS

      As of December 31, 1999, we had mortgage indebtedness totaling approximately $501.5 million secured by various properties we owned. The following is a summary of our mortgage debt at December 31, 1999 and 1998 (amounts in thousands):

                                                                  BALANCES            BALANCES
                                                              OUTSTANDING AS OF   OUSTANDING AS OF     EFFECTIVE
                                            ORIGINAL DEBT       DECEMBER 31,        DECEMBER 31,       INTEREST      AMORTIZATION
DESCRIPTION OF DEBT                            ISSUED               1999                1998             RATE*         SCHEDULE
----------------------------------------------------------------------------------------------------------------------------------
7.50% Fixed rate debt due 1/20/03(1)...      $   12,000         $  11,730            $   11,997           7.75%          20 year
7.59% Fixed rate debt due 12/1/08(2)...          38,050            38,050                38,050           7.98%          17 year
7.635% Fixed rate debt due 10/1/14(3)..         111,950           107,675               111,950           7.92%          15 year
8.05% Fixed rate debt due 10/1/14(4)...          85,000            84,528                    --           8.32%          15 year
7.54% Fixed rate debt due 7/6/11(5)....         100,000            99,527                    --           7.70%          25 year
8.03% Fixed rate debt due 9/29/11(6)...         150,000           150,000                    --           8.08%          25 year
Floating rate debt due 12/22/09(7).....          10,000            10,000                    --           7.67%               --
                                             ----------         ---------            ----------
    Total..............................      $  507,000         $ 501,510            $  161,997
                                             ==========         =========            ==========

*  Includes deferred loan fees amortized over the life of the loans.

(1) A 4.25-year, mortgage note payable to a financial institution and assumed by us as partial consideration for the acquisition of four dealership properties. The note is secured by the properties acquired, which as of December 31, 1999 have an aggregate net book value of approximately $22.3 million. Principal and interest are payable monthly with a final payment at maturity of approximately $10.8 million. There are no financial covenants required under this note; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the note and limitations on issuing additional secured debt at the subsidiary level. As of December 31, 1999, we were in compliance with the loan covenants.

(2) A ten-year, non-recourse loan with Global Alliance Finance Company, L.L.C. ("GAFCO") that was amended in the first quarter of 1999. The loan requires monthly payments of interest only for approximately one year. Thereafter, monthly payments of principal and interest are required with a final payment at maturity of approximately $24.5 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $64.0 million. The Operating Partnership has provided a guaranty limited to approximately $8.9 million of this loan, which guaranty is contingent upon the occurrence of certain circumstances. There are no financial covenants required under this loan; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level. As of December 31, 1999, we were in compliance with the loan covenants.

(3) A 15-year, non-recourse loan, evidenced by three separate loans and notes, with German American Capital Corporation ("GACC") that was amended in the third quarter of 1999. The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $3.4 million. The loan is secured by mortgages on 50 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $185.1 million. The Operating Partnership has provided a guaranty limited to approximately $26.1 million of these loans, which guaranty is contingent upon the occurrence of certain circumstances. There are no financial covenants required under this loan; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level. As of December 31, 1999, we were in compliance with the loan covenants.

(4) A 15-year, non-recourse loan with GACC. The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $2.9 million. The loan is secured by mortgages on approximately 28 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $154.2 million. Loan covenants required under this loan and our compliance with those covenants are consistent with the above-mentioned loan with GACC. The two loans with GACC are cross-collateralized.

(5) A 12-year mortgage loan with Ford Motor Credit Company ("FMCC"). The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by approximately 48 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $176.5 million. There is one financial covenant limiting total Company debt to 65% of assets, as defined in the FMCC loan agreement. There are negative covenants relating to customary items such as operation and maintenance of the properties securing the loan and limitations on issuing additional secured debt at the subsidiary level. As of December 31, 1999, we were in compliance with the loan covenants.

(6) An assumed and amended 12-year mortgage loan with FMCC, of which the proceeds were used as partial consideration for the MMR acquisition. The terms of the loan require quarterly interest-only payments for two years. Thereafter, payments of principal and interest will be made quarterly with a final

                            CAPITAL AUTOMOTIVE REIT
      payment at maturity of approximately $124.6 million. The loan is secured by 59 of our properties, which as of December 31, 1999 have an aggregate net book value of approximately $206.3 million. Loan covenants required under this loan and our compliance with those covenants are consistent with the above-mentioned loan with FMCC.

(7) A ten-year mortgage loan with FMCC. Approximately $6.7 million of the loan was assumed as partial consideration for the acquisition of three dealership properties and subsequently was amended and increased to $10.0 million. The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The interest rate as of December 31, 1999 was approximately 7.48%. The terms of the loan require quarterly principal payments of $100,000 and quarterly interest payments. At maturity the loan requires a final payment of approximately $6.3 million. The loan is secured by three properties, which as of December 31, 1999 have an aggregate net book value of approximately $13.2 million. Loan covenants required under this loan and our compliance with those covenants are consistent with the above-mentioned loans with FMCC.

      Aggregate annual principal maturities of mortgage indebtedness as of December 31, 1999, is as follows (in thousands):

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            2000............................           $     9,861
                                            2001............................                11,000
                                            2002............................                13,831
                                            2003............................                25,361
                                            2004............................                15,618
                                            Thereafter......................               425,839
                                                                                       ------------
                                            Total...........................           $   501,510
                                                                                       ============

9. SHORT-TERM FINANCING

      As of December 31, 1999, we had a $50 million revolving secured credit facility from a financial institution, under which no amounts were outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points. The facility contains financial covenants, such as debt service coverage ratio and debt to adjusted net worth requirements, that we must comply with annually. As of December 31, 1999, we were in compliance with the loan covenants.

      COMMITMENTS. On December 16, 1999, we entered into a commitment letter with a financial institution for a $100 million secured revolving credit facility which will provide interim real estate financing. The proceeds are to be used to acquire additional properties, which will be used as collateral for the credit facility. Borrowings will require monthly interest payments at a floating rate equal to 225 basis points above the 30-day LIBOR rate and repayment of principal within 180 days. The facility will have a term of one year, renewable annually, and will contain customary loan covenants. Final terms and conditions are currently being negotiated.

10. MINORITY INTEREST

      Minority interest is calculated at approximately 27.8% and 23.3% of the Operating Partnership's partners' capital and net income as of December 31, 1999 and 1998, respectively. The ownership of the Operating Partnership as of December 31, 1999 and 1998 is as follows (Units in thousands):

                                                                                    DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                        1999                          1998
                                                             ---------------------------------------------------------
                                                               UNITS          PERCENT         UNITS         PERCENT
                                                             ---------      -----------    ---------     -------------
                           Partners' capital:
                              Limited Partners......           8,321.6          27.8%         6,573.3         23.3%
                              The Company...........          21,607.4          72.2%        21,607.4         76.7%
                                                             ---------         -----        ---------         ----
                              Total.................          29,929.0         100.0%        28,180.7        100.0%
                                                             =========         =====        =========        =====

11. STOCK-BASED COMPENSATION

      During 1998, we adopted the Capital Automotive Group 1998 Equity Incentive Plan (the "Plan"). Under the Plan, the Executive Compensation Committee of the Board of Trustees (the "Committee") was authorized to grant up to approximately 2.8

                            CAPITAL AUTOMOTIVE REIT
million options to our employees, non-employee trustees and certain other service providers, to purchase common shares of the Company ("Share Options") and/or Units of the Operating Partnership ("Unit Options").

      In February 1999, the Committee and the Board of Trustees approved amendments to the Plan and subsequently received shareholder approval on May 7, 1999 (the "Amended Plan"). The Amended Plan (i) eliminated Unit Options, (ii) provided that the Committee could make grants of restricted shares or restricted phantom shares, and (iii) increased the number of shares the Committee may grant under the Amended Plan to approximately 3.8 million. In May 1999, all outstanding Unit Options were exchanged for an equal number of Share Options. The exchanged Share Options were granted at the same exercise price and on the same exercise schedule, terms and conditions on which the Unit Options were originally granted.

      Share Options granted under the Amended Plan have exercise prices equal to or greater than the fair market value of a common share at the date of the grant and typically become exercisable at a rate of 25% per year over a four-year period, generally commencing on the first anniversary of the date of hire, for employees. For trustees, Share Options become exercisable in stages, one-third beginning six months after date of grant, two-thirds beginning on the first anniversary of the date of grant and 100% beginning on the second anniversary of the date of grant. Share Options expire no later than the tenth anniversary of the date of grant or, if earlier, within certain time limits for employment termination.

      On May 7, 1999, the Committee approved the granting of approximately 37,000 Performance Accelerated Restricted Shares ("PARS") at a purchase price of $0.01 per share, to certain employees. The PARS were granted under the Amended Plan and are subject in all respects to the applicable provisions of the Amended Plan. The PARS originally had a vesting period of approximately seven years from the effective date of January 1, 1999 with the opportunity to accelerate the vesting period if the Company meets certain specified performance targets. On January 17, 2000, the Committee approved a change in the vesting period on all PARS granted on May 7, 1999 to reflect that one half (1/2) of such PARS will vest after approximately three years from the effective date of January 1, 1999 and the remainder, still subject to performance acceleration, will vest over seven years. The Company adjusted the compensation expense related to the PARS based on the revised vesting schedule in 1999.

      As of December 31, 1999, approximately 2.8 million Share Options and 32,000 PARS were outstanding under the Amended Plan, thus leaving approximately 911,000 shares available under the Amended Plan to be granted. On January 17, 2000, the Committee granted an additional 325,000 Share Options under the Amended Plan to employees. In addition, on January 17, 2000, the Committee approved a PARS grant of approximately 46,000 shares at a purchase price of $0.01 per share to employees. These shares are subject to the same terms and vesting period as the PARS granted during 1999.

      The following is a summary of our Share Option activity for the years ended December 31, 1999 and 1998 (share options in thousands):

                                                                                    NUMBER OF         WEIGHTED AVERAGE
                                                                                     OPTIONS           EXERCISE PRICE
                                                                                 ---------------------------------------
                        Share Options outstanding at December 31, 1997.....              -                    --
                             Granted.......................................          3,124                $14.95
                             Forfeited.....................................             22                $15.34
                             Exercised or expired..........................             --                    --
                                                                                     -----                ------
                        Share Options outstanding at December 31, 1998.....          3,102                $14.95
                                                                                     =====                ======
                             Granted.......................................            438                $13.14
                             Forfeited.....................................            712                $14.94
                             Exercised or expired..........................             --                    --
                                                                                     -----                ------
                        Share Options outstanding at December 31, 1999.....          2,828                $14.67
                                                                                     =====                ======

                            CAPITAL AUTOMOTIVE REIT

      Share Options outstanding at December 31, 1999 have exercise prices between $12.94 and $18.69, with a weighted average exercise price of $14.67 and a weighted average remaining contractual life of 9.40 years. At December 31, 1999, there were approximately 1.3 million Share Options exercisable at a weighted average exercise price of $14.91 and a weighted average remaining contractual life of 8.20 years.

      We apply APB Opinion 25 in accounting for our stock-based compensation and accordingly recognized no compensation expense related to the grant of Share Options during the years ended December 31, 1999 and 1998. Had compensation cost been determined using the fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been changed to the following pro-forma amounts (in thousands except per share amounts) (unaudited):

                        FOR THE YEAR ENDED DECEMBER 31,                            1999                  1998
                        ------------------------------------------------------------------------------------------
                        Net Income............................
                             As reported......................                     $ 21,731              $16,491
                             Pro forma........................                     $ 20,521              $15,312
                        Basic Net Income Per Share............
                             As reported......................                     $   1.01              $  0.79
                             Pro forma........................                     $   0.95              $  0.73
                        Diluted Net Income Per Share..........
                             As reported......................                     $   1.01              $  0.79
                             Pro forma........................                     $   0.95              $  0.73

      The Black-Scholes option pricing model has been used to estimate the value of the Share Options granted during 1999 and 1998. For Share Options issued during 1999 the model uses a risk-free interest rate of 6.67%, a dividend growth rate of 5.0%, stock volatility of 34.96% with an expected Share Option life of
4.0 years. For Share Options issued during 1998 the model uses a risk-free interest rate of 4.625%, a dividend growth rate of 10.0%, stock volatility of 21.75% with an expected Share Option life of 4 years.

12. STOCK WARRANTS

      As of December 31, 1999, we had warrants outstanding to acquire a total of 3,141,952 common shares. Warrants for a total of 2,691,952 common shares were exercisable by the holders on that date. Warrants for a total of 400,000 common shares became exercisable for 25% of the common shares each year over a four-year period beginning on January 5, 2000. The warrant for the remaining 50,000 common shares will become exercisable beginning on January 31, 2000. We have issued the warrants under written warrant agreements. The exercise price of our common shares issuable under each outstanding warrant is $15.00 per common share. Warrants for a total of 2,741,952 common shares are for terms of five years. Warrants for a total of 400,000 common shares are for terms of ten years. Under each warrant agreement, we are obligated to file a registration statement, after the warrant has been exercised by the holder, to register the common shares issued when the holder exercises the warrant if the holder so requests or if we file a registration statement for our own shares.

13. 401(k) PLAN

      During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the "401(k) Plan") available to all employees hired prior to April 1, 1998 who are at least 21 years of age. Employees hired subsequent to April 1, 1998 are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the plan at the discretion of

                            CAPITAL AUTOMOTIVE REIT
our management. As of December 31, 1999 no matching or discretionary contributions had been paid. However, during December 1999, we announced that we intended to make matching contributions for the 2000 plan year to all participants in the 401(k) Plan. We will match 20% of the participant's elected deferral contribution during 2000 (subject to maximum limits) and our matching contributions will vest ratably over five years from each employee's date of service.

14. COMMON SHARE REPURCHASE PROGRAM

      During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time-to-time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 1998, 3,184,700 common shares were repurchased at an average price of $10.51 per common share. There were no common shares repurchased during 1999. Subsequent to December 31, 1999, through our common share repurchase program, we repurchased 900,000 common shares at an average price of $10.96 per common share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

15. DIVIDEND DECLARATION

      On December 6, 1999 our Board of Trustees declared a cash dividend of $0.36 per share for the fourth quarter ended December 31, 1999, to shareholders of record as of December 31, 1999. The dividend was paid on January 31, 2000. Dividends declared to shareholders during 1999 and 1998 totaled $1.38 per share and $0.876 per share, respectively. Of total dividends declared, the amount that is characterized as ordinary income for tax reporting purposes for 1999 and 1998 is $1.18 per share and $0.861 per share, respectively. None of the amounts declared in 1999 and 1998 were characterized as return on capital.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly financial data for the year ended December 31, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                                                    QUARTER ENDED
                                                                  ----------------------------------------------------------
                                                                   MARCH 31*     JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                                  ----------------------------------------------------------
                              1999
                              ----
                              Revenue...................          $  14,788     $  15,898     $  20,757       $  24,430
                              Net Income................          $   4,389     $   4,965     $   6,182       $   6,195
                              Diluted Earnings Per Share          $    0.20     $    0.23     $    0.29       $    0.29
                              Weighted Average Number of
                                 Shares--Diluted........             21,607        21,630        21,640          21,640

                              1998
                              ----
                              Revenue...................          $   3,321     $   8,545     $  10,363       $  12,702
                              Net Income................          $   1,702     $   4,747     $   5,221       $   4,821
                              Diluted Earnings Per Share*         $    0.14    $     0.19     $    0.21       $    0.22
                              Weighted Average Number of
                                Shares--Diluted.........             12,267        24,876        24,713          21,907

 *Although the Company was formed prior to January 1, 1998, it did not complete its initial public offering until February 19, 1998, at which time it began generating rental income. This resulted in a difference between the sum of each quarter's diluted earnings per share of $0.76 and the actual diluted earnings per share calculation for 1998 of $0.79.

17. SEGMENT INFORMATION

      We adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. SFAS No. 131 provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate

                            CAPITAL AUTOMOTIVE REIT
financial information is available and is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and in assessing performance. Our management is our chief decision making group.

      All of our operations are derived from one operating segment. This operating segment engages in the purchase and lease back, pursuant to long-term triple-net leases, of the real property and improvements used by multi-site, multi-franchised automotive dealerships and related businesses. These automotive dealerships and related businesses are located predominately in major metropolitan areas throughout the United States. The purchase and lease back is performed through the Company's ownership interest in the Operating Partnership and/or its directly and indirectly owned subsidiaries.

TENANT CONCENTRATION

      Sonic accounted for approximately 11.6% of our total revenue, and approximately 11.8% of our total rental revenue for the year ended December 31, 1999 and approximately 22.6% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. Failure of Sonic to pay rent could materially affect our income if we are not able to re-lease the properties in a timely manner. There was no other tenant that exceeded 10% of our total revenue, or total rental revenue for the year ended December 31, 1999, or total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999. For the year ended December 31, 1998, affiliates of the Rosenthal Automotive Organization ("Rosenthal") accounted for approximately 17.7% of our total revenue, approximately 22.9% of our total rental revenue and, as of December 31, 1998, approximately 13.5% of our total annualized rental revenue, excluding straight-line rental income. Due to the acquisition of properties during 1999, Rosenthal accounted for approximately 9.4% of our total revenue and approximately 9.6% of our total rental revenue for the year ended December 31, 1999, and approximately 7.4% of our total annualized rental revenue, excluding straight-line rental income, as of December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

      Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000 (the "Proxy Statement").

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

      The information contained in the Proxy Statement under the captions "The Board of Trustees" and "Executive Officers" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information contained in the Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Committee Report on Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information contained in the Proxy Statement under the caption "Share Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   See Index to Consolidated Financial Statements

      (2)   Financial Statement Schedules

      Schedule III. Schedule of Real Estate and Accumulated Depreciation

      (3)   Exhibits

EXHIBIT NO.                               DESCRIPTION
-------------------------------------------------------------------------------------------------

2.1-                Acquisition Agreement dated as of June 30, 1999, as amended, by and among
                    CAR MMR L.L.C., O. Bruton Smith, Sonic Financial Corporation, MMR Holdings
                    L.L.C., MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C.

2.2-                Sonic Agreement made and entered into as of June 30, 1999, by and among
                    (i) Sonic Automotive, Inc., (ii) certain subsidiaries or affiliates of
                    Sonic Automotive, Inc., and (iii) CAR MMR L.L.C., in connection with that certain Acquisition Agreement dated of even date.

3.1*                Amended and Restated Declaration of Trust of Capital Automotive REIT.

3.2+                Amended and Restated Bylaws of Capital Automotive REIT, as amended.

4.1*                Specimen Common Share certificate.

4.2#                Form of Share Warrant.

4.3*                Form of Underwriting Warrant issued to Friedman, Billings, Ramsey & Co.,
                    Inc.

4.4*                Form of Dealers' Warrant.

4.5#                Second Amended and Restated Partnership Agreement of Capital Automotive
                    L.P.

10.2*               Form of Indemnification Agreement executed by certain trustees and officers of Capital Automotive REIT.

10.8*               Form of Option Agreement.

10.10*              FBR Asset Investment Purchase Agreement.

10.11*              FBR Registration Rights Agreement.

10.35*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and Thomas D. Eckert.

10.36*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and Scott M. Stahr.

10.37*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and Donald L. Keithley.

10.38*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and David S. Kay.

10.42**             Employment Agreement by and between Capital Automotive L.P. and John M.
                    Weaver.

10.44-              Loan Agreement dated as of July 7, 1999, between CAR CZ L.L.C., CARS-FEN,
                    L.L.C., CAR

                    HDV L.L.C., CAR Alexander L.P., Capital Automotive L.P., CAR MOT II,
                    L.L.C., CAR MOT L.L.C., CAR AUF L.L.C., CAR I Jackson L.P., and CAR MUL
                    L.L.C., as Borrower and Ford Motor Credit Company as Lender.

10.47--             Amended and Restated Loan Agreement dated August 13, 1999, between MMR
                    Holdings, L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment
                    Associates, L.P. and Ford Motor Credit Company.

10.50##             Form of 1998 Equity Incentive Plan, as amended.

21.2+               Subsidiaries of Company.

23.1+               Consent of Arthur Andersen LLP.

25.0+               Power of Attorney (included on signature page).

27.0+               Financial Data Schedule.

99.8++              Revolving Loan Agreement dated as of March 4, 1999 among Comerica Bank and Capital Automotive, L.P., et al.

99.9..              Form of Lease Agreement for 50 separate leases, each between an affiliate of Capital
                    Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant.

99.10..             Form of Lease Guaranty from Sonic Automotive, Inc., relating to 50 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital Automotive REIT, as landlord.

+     Filed herewith.

- Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 12, 1999 (File No. 000-23733) and incorporated herein by reference. Confidential portions of Exhibits
      2.1 and 2.2 omitted pursuant to a request for confidential treatment and supplied separately to the Securities and Exchange Commission. Exhibits and Schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

* Previously filed as an Exhibit to Registration Statement on Form S-11 (File No. 333-41183) and incorporated herein by reference.

# Previously filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-73183) filed on March 2, 1999 and incorporated herein by reference.

** Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 12, 1998 (File No. 000-23733) and incorporated herein by reference.

-- Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 12, 1999 (File No. 000-23733) and incorporated herein by reference.

## Previously filed as an Exhibit to Registration Statement on Form S-8 (File No. 333-78215) filed on May 11, 1999 and incorporated herein by reference.

++ Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 11, 1999 (File No. 000-23733) and incorporated herein by reference.

 ..    Previously filed as an Exhibit to Current Report on Form 8-K filed on
      August 30, 1999 (File No. 000-23733) and incorporated herein by reference.

(b) Reports on Form 8-K

None.

(c) Exhibits

See Item 14(a)(3) above.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of March 2000.

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

                           Signature                            Title                                 Date
                       ----------------                         -----                                 ----
                /s/  THOMAS D. ECKERT                      President and Chief Executive           March 21, 2000
                 ----------------------------              Officer and Trustee (principal
                     Thomas D. Eckert                      executive officer)



                /s/  DAVID S. KAY                          Vice President and Chief                March 21, 2000
                 ----------------------------              Financial Officer (principal
                     David S. Kay                          financial and accounting officer)



                /s/  CRAIG L. FULLER                       Trustee                                 March 21, 2000
                 ----------------------------
                     Craig L. Fuller


                /s/  DAVID GLADSTONE                       Trustee                                 March 21, 2000
                 ----------------------------
                     David Gladstone


                /s/  WILLIAM E. HOGLUND                    Trustee                                 March 21, 2000
                 ----------------------------
                     William E. Hoglund


                /s/  R. MICHAEL MCCULLOUGH                 Trustee                                 March 21, 2000
                 ----------------------------
                     R. Michael McCullough


                /s/  LEE P. MUNDER                         Trustee                                 March 21, 2000
                 ----------------------------
                     Lee P. Munder


                /s/  JOHN J. POHANKA                       Chairman of the Board                   March 21, 2000
                 ----------------------------
                     John J. Pohanka


                /s/  JOHN E. REILLY                        Trustee                                 March 21, 2000
                 ----------------------------
                     John E. Reilly


                /s/  ROBERT M. ROSENTHAL                   Trustee                                 March 21, 2000
                 ----------------------------
                     Robert M. Rosenthal


                /s/  VINCENT A. SHEEHY                     Trustee                                 March 21, 2000
                 ----------------------------
                     Vincent A. Sheehy


                /s/  WILLIAM R. SWANSON                    Trustee                                 March 21, 2000
                 ----------------------------
                     William R. Swanson

                              Index to Exhibits

EXHIBIT NO.                               DESCRIPTION
-------------------------------------------------------------------------------------------------

2.1-                Acquisition Agreement dated as of June 30, 1999, as amended, by and among
                    CAR MMR L.L.C., O. Bruton Smith, Sonic Financial Corporation, MMR Holdings
                    L.L.C., MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C.

2.2-                Sonic Agreement made and entered into as of June 30, 1999, by and among
                    (i) Sonic Automotive, Inc., (ii) certain subsidiaries or affiliates of
                    Sonic Automotive, Inc., and (iii) CAR MMR L.L.C., in connection with that certain Acquisition Agreement dated of even date.

3.1*                Amended and Restated Declaration of Trust of Capital Automotive REIT.

3.2+                Amended and Restated Bylaws of Capital Automotive REIT, as amended.

4.1*                Specimen Common Share certificate.

4.2#                Form of Share Warrant.

4.3*                Form of Underwriting Warrant issued to Friedman, Billings, Ramsey & Co.,
                    Inc.

4.4*                Form of Dealers' Warrant.

4.5#                Second Amended and Restated Partnership Agreement of Capital Automotive
                    L.P.

10.2*               Form of Indemnification Agreement executed by certain trustees and officers of Capital Automotive REIT.

10.8*               Form of Option Agreement.

10.10*              FBR Asset Investment Purchase Agreement.

10.11*              FBR Registration Rights Agreement.

10.35*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and Thomas D. Eckert.

10.36*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and Scott M. Stahr.

10.37*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and Donald L. Keithley.

10.38*              Amended and Restated Employment Agreement by and between Capital
                    Automotive L.P. and David S. Kay.

10.42**             Employment Agreement by and between Capital Automotive L.P. and John M.
                    Weaver.

10.44-              Loan Agreement dated as of July 7, 1999, between CAR CZ L.L.C., CARS-FEN,
                    L.L.C., CAR HDV L.L.C., CAR Alexander L.P., Capital Automotive L.P., CAR
                    MOT II, L.L.C., CAR MOT L.L.C., CAR AUF L.L.C., CAR I Jackson L.P., and
                    CAR MUL L.L.C., as Borrower and Ford Motor Credit Company as Lender.

10.47--             Amended and Restated Loan Agreement dated August 13, 1999, between MMR
                    Holdings, L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment
                    Associates, L.P. and Ford Motor Credit Company.

10.50##             Form of 1998 Equity Incentive Plan, as amended.

21.2+               Subsidiaries of Company.

23.1+               Consent of Arthur Andersen LLP.

25.0+               Power of Attorney (included on signature page).

27.0+               Financial Data Schedule.

99.8++              Revolving Loan Agreement dated as of March 4, 1999 among Comerica Bank and Capital Automotive, L.P., et al.

99.9..              Form of Lease Agreement for 50 separate leases, each between an affiliate of Capital
                    Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant.

99.10..             Form of Lease Guaranty from Sonic Automotive, Inc., relating to 50 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital Automotive REIT, as landlord.

+     Filed herewith.

- Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 12, 1999 (File No. 000-23733) and incorporated herein by reference. Confidential portions of Exhibits
      2.1 and 2.2 omitted pursuant to a request for confidential treatment and supplied separately to the Securities and Exchange Commission. Exhibits and Schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

* Previously filed as an Exhibit to Registration Statement on Form S-11 (File No. 333-41183) and incorporated herein by reference.

# Previously filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-73183) filed on March 2, 1999 and incorporated herein by reference.

** Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 12, 1998 (File No. 000-23733) and incorporated herein by reference.

-- Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 12, 1999 (File No. 000-23733) and incorporated herein by reference.

## Previously filed as an Exhibit to Registration Statement on Form S-8 (File No. 333-78215) filed on May 11, 1999 and incorporated herein by reference.

++ Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 11, 1999 (File No. 000-23733) and incorporated herein by reference.

 ..    Previously filed as an Exhibit to Current Report on Form 8-K filed on
      August 30, 1999 (File No. 000-23733) and incorporated herein by reference.

                                  SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

Dealer Group Name                       Dealership                                  Location
-------------------------------------------------------------------------------------------------------
ABRA Auto Body & Glass, LLC             ABRA Auto Body & Glass LLC                  Chattanooga,TN
ABRA AUTO BODY & GLASS, LLC TOTAL

Auffenberg Automotive Group             Auffenburg Ford North                       O'Fallon,IL
Auffenberg Automotive Group             St. Clair Auto Mall                         O'Fallon,IL
Auffenberg Automotive Group             Auffenburg Ford                             Belleville,IL
AUFFENBERG AUTOMOTIVE GROUP TOTAL

AutoNation                              T-West Sales & Service, Inc.                Las Vegas,NV
AutoNation                              Westgate Chevrolet, Inc.                    Amarillo,TX
AutoNation                              Midway Chevrolet, Inc.                      Amarillo,TX
AutoNation                              Quality Nissan, Inc.                        Amarillo,TX
AutoNation                              Park Place Mercedes - Houston               Houston,TX
AutoNation                              Plains Chevrolet, Inc.                      Amarillo,TX
AUTONATION TOTAL

Behlmann Automotive                     Behlmann Wholesale                          Florissant,MO
Behlmann Automotive                     Behlmann Carnection                         Florissant,MO
Behlmann Automotive                     Behlmann Pontiac-GMC (Main)                 Hazelwood,MO
BEHLMANN AUTOMOTIVE TOTAL

Cherner Automotive Group                Cherner Lincoln Mercury                     Annandale,VA
CHERNER AUTOMOTIVE GROUP TOTAL

Craig Zinn Automotive Group             Toyota of Hollywood                         Hollywood,FL
Craig Zinn Automotive Group             County Line Lexus                           Hollywood,FL
Craig Zinn Automotive Group             Truck Center                                Hollywood,FL
Craig Zinn Automotive Group             Quick Service Center                        Hollywood,FL
CRAIG ZINN AUTOMOTIVE GROUP TOTAL

Crown Auto World                        Crown Motors BMW/Buick                      Tulsa,OK
CROWN AUTO WORLD TOTAL

Dealer's Auto Auction                   Dealer's Auto Auction                       Oklahoma City,OK
DEALER'S AUTO AUCTION TOTAL

Fenton Motors Group                     Brad Fenton Motors of Ardmore               Ardmore,OK
Fenton Motors Group                     Ada Ford Lincoln-Mercury                    Ada,OK
Fenton Motors Group                     Brad Fenton Motors                          McAlester,OK
FENTON MOTORS GROUP TOTAL

FirstAmerica Automotive                 Kramer Honda                                Santa Monica,CA
FirstAmerica Automotive                 Kramer Volvo                                Santa Monica,CA
FirstAmerica Automotive                 First America San Rafael                    San Rafael,CA
FIRSTAMERICA AUTOMOTIVE TOTAL

Freightliner of Dothan                  Freightliner of Dothan                      Dothan,AL
FREIGHTLINER OF DOTHAN TOTAL


                                             Gross Amount at December 31, 1999
                                        ------------------------------------------
                                                       Building and                   Accumulated       Date     Depreciation
Dealer Group Name                           Land       Improvements      Total        Depreciation    Acquired       Life
-----------------------------------------------------------------------------------------------------------------------------
ABRA Auto Body & Glass, LLC             $   452,668      $1,490,413    $1,943,081        18,631      08/14/1999    30 years
ABRA AUTO BODY & GLASS, LLC TOTAL           452,668       1,490,413     1,943,081        18,631

Auffenberg Automotive Group               1,816,149       2,310,324     4,126,473        41,714      06/30/1999    30 years
Auffenberg Automotive Group               5,672,561       7,595,913    13,268,473       137,148      06/30/1999    30 years
Auffenberg Automotive Group                 663,479       2,124,663     2,788,142        20,656      09/10/1999    30 years
AUFFENBERG AUTOMOTIVE GROUP TOTAL         8,152,189      12,030,899    20,183,088       199,519

AutoNation                                5,540,606       8,697,735    14,238,341       631,386      05/19/1998    30 years
AutoNation                                1,235,516       3,181,296     4,416,812       270,462      02/25/1998    30 years
AutoNation                                  871,516       2,245,296     3,116,812       190,887      02/25/1998    30 years
AutoNation                                  283,516         733,295     1,016,811        62,342      02/25/1998    30 years
AutoNation                                9,086,654      10,719,435    19,806,090       600,547      09/28/1998    30 years
AutoNation                                1,324,616       3,400,896     4,725,512       289,132      02/25/1998    30 years
AUTONATION TOTAL                         18,342,424      28,977,953    47,320,377     2,044,756

Behlmann Automotive                         104,005         203,620       307,625        13,938      06/25/1998    30 years
Behlmann Automotive                       1,042,674       1,865,812     2,908,485       127,715      06/25/1998    30 years
Behlmann Automotive                       4,637,602       4,383,835     9,021,437       300,075      06/25/1998    30 years
BEHLMANN AUTOMOTIVE TOTAL                 5,784,281       6,453,267    12,237,548       441,728

Cherner Automotive Group                  4,026,275       2,405,880     6,432,155       204,539      02/19/1998    30 years
CHERNER AUTOMOTIVE GROUP TOTAL            4,026,275       2,405,880     6,432,155       204,539

Craig Zinn Automotive Group               3,014,998       2,592,184     5,607,183        68,405      03/05/1999    30 years
Craig Zinn Automotive Group               2,061,645       1,314,700     3,376,345        34,693      03/05/1999    30 years
Craig Zinn Automotive Group                 628,115          87,278       715,393         2,303      03/05/1999    30 years
Craig Zinn Automotive Group                 423,054          92,339       515,393         2,437      03/05/1999    30 years
CRAIG ZINN AUTOMOTIVE GROUP TOTAL         6,127,812       4,086,501    10,214,313       107,838

Crown Auto World                          1,077,838       5,258,691     6,336,529       229,262      12/11/1998    30 years
CROWN AUTO WORLD TOTAL                    1,077,838       5,258,691     6,336,529       229,262

Dealer's Auto Auction                     1,129,351       8,477,273     9,606,624       404,714      11/25/1998    30 years
DEALER'S AUTO AUCTION TOTAL               1,129,351       8,477,273     9,606,624       404,714

Fenton Motors Group                         205,101       1,816,079     2,021,180        79,175      12/29/1998    30 years
Fenton Motors Group                         237,123       2,797,228     3,034,351       121,950      12/07/1998    30 years
Fenton Motors Group                         356,120       3,678,231     4,034,351       160,359      12/07/1998    30 years
FENTON MOTORS GROUP TOTAL                   798,344       8,291,537     9,089,881       361,484

FirstAmerica Automotive                   3,830,427       2,882,169     6,712,596        12,011      11/10/1999    30 years
FirstAmerica Automotive                   2,560,136         352,460     2,912,596         1,469      11/10/1999    30 years
FirstAmerica Automotive                   2,846,834               -     2,846,834             -      01/14/1999
FIRSTAMERICA AUTOMOTIVE TOTAL             9,237,397       3,234,629    12,472,026        13,480

Freightliner of Dothan                      490,443       2,193,587     2,684,030       141,066      07/23/1998    30 years
FREIGHTLINER OF DOTHAN TOTAL                490,443       2,193,587     2,684,030       141,066

                                  SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

Dealer Group Name                       Dealership                                  Location
-------------------------------------------------------------------------------------------------------
Group 1 Automotive, Inc.                Maxwell Chrysler Five Pack                  Taylor,TX
Group 1 Automotive, Inc.                Acura Southwest                             Houston,TX
Group 1 Automotive, Inc.                Clear Lake Lexus                            Clear Lake,TX
Group 1 Automotive, Inc.                Sterling McCall Toyota - Club Creek Drive   Houston,TX
Group 1 Automotive, Inc.                Sterling McCall Toyota                      Houston,TX
Group 1 Automotive, Inc.                Sterling McCall Lexus Body Shop             Houston,TX
Group 1 Automotive, Inc.                Sterling McCall Lexus                       Houston,TX
Group 1 Automotive, Inc.                Toyota Body Shop                            Houston,TX
Group 1 Automotive, Inc.                Town North Nissan/Mitsubishi                Austin,TX
Group 1 Automotive, Inc.                AJ Foyt Honda/Isuzu                         Houston,TX
Group 1 Automotive, Inc.                Round Rock Nissan                           Round Rock,TX
Group 1 Automotive, Inc.                Bohn Brothers Toyota                        Harvey,LA
Group 1 Automotive, Inc.                Sunshine Buick, Pontiac, GMC Truck          Albequerque,NM
Group 1 Automotive, Inc.                Casa Chevrolet                              Albequerque,NM
Group 1 Automotive, Inc.                Luby Chevrolet                              Lakewood,CO
Group 1 Automotive, Inc.                Don Bohn Ford & Training Ctr                Harvey,LA
Group 1 Automotive, Inc.                Southwest Freeway Land                      Houston,TX
Group 1 Automotive, Inc.                Town North Nissan/Mitsubishi Land           Austin,TX
Group 1 Automotive, Inc.                Round Rock Nissan Land                      Round Rock,TX
GROUP 1 AUTOMOTIVE, INC. TOTAL

Gunn Automotive Group                   Gunn Pontiac-GMC                            San Antonio,TX
Gunn Automotive Group                   Gunn Dodge                                  San Antonio,TX
Gunn Automotive Group                   Gunn Land Rover                             San Antonio,TX
Gunn Automotive Group                   Gunn Chevrolet & Body Shop                  San Antonio,TX
Gunn Automotive Group                   Gunn Nissan                                 San Antonio,TX
GUNN AUTOMOTIVE GROUP TOTAL

Gurley-Leep Automotive Group            Gurley-Leep Olds-Cadillac &
                                        Saturn of Michiana                          Mishawaka,IN
Gurley-Leep Automotive Group            University Park Chrysler-Plymouth           Mishawaka,IN
Gurley-Leep Automotive Group            Gurley-Leep Imports                         Elkhart,IN
Gurley-Leep Automotive Group            Gurley-Leep Buick-GMC-Mercedes-Dodge        Mishawaka,IN
GURLEY-LEEP AUTOMOTIVE GROUP TOTAL

Hand Automotive Group                   Saturn Airport Marina                       Los Angeles,CA
HAND AUTOMOTIVE GROUP TOTAL

Hoz de Vila Automotive                  Sport Hyundai/Dodge                         Pleasantville,NJ
Hoz de Vila Automotive                  Dodge City                                  Burlington,NJ
HOZ DE VILA AUTOMOTIVE TOTAL


Jackson Automotive Group                Jackson Mazda                               Greenville,TX
Jackson Automotive Group                Jackson Autoplex                            Commerce,TX
Jackson Automotive Group                Jackson Autoplex-Used Cars                  Greenville,TX
Jackson Automotive Group                Jackson Cadillac-Oldsmobile-Pontiac,
                                        Inc.                                        Sulphur Springs,TX
Jackson Automotive Group                Jackson Motor Company                       Greenville,TX
JACKSON AUTOMOTIVE GROUP TOTAL

Kelley Automotive Group                 Kelley Buick Atlanta                        Chamblee,GA

                                             Gross Amount at December 31, 1999
                                        ------------------------------------------
                                                       Building and                   Accumulated       Date     Depreciation
Dealer Group Name                           Land       Improvements      Total        Depreciation    Acquired       Life
-----------------------------------------------------------------------------------------------------------------------------
Group 1 Automotive, Inc.                    114,807       1,167,895     1,282,702        50,847      12/30/1998    30 years
Group 1 Automotive, Inc.                  2,336,436       2,098,715     4,435,152        91,461      12/30/1998    30 years
Group 1 Automotive, Inc.                  1,219,635       4,531,450     5,751,085        56,643      08/26/1999    30 years
Group 1 Automotive, Inc.                  1,236,831       1,218,208     2,455,040        53,072      12/30/1998    30 years
Group 1 Automotive, Inc.                  4,100,143       5,557,985     9,658,129       177,532      01/06/1999    30 years
Group 1 Automotive, Inc.                    223,233         632,551       855,784        20,188      01/06/1999    30 years
Group 1 Automotive, Inc.                  3,151,187       5,632,950     8,784,137       179,925      01/06/1999    30 years
Group 1 Automotive, Inc.                    216,378         951,547     1,167,925        30,376      01/06/1999    30 years
Group 1 Automotive, Inc.                  1,590,983       3,201,370     4,792,353        84,481      03/24/1999    30 years
Group 1 Automotive, Inc.                  1,496,005       2,538,835     4,034,841       110,637      12/30/1998    30 years
Group 1 Automotive, Inc.                  1,017,942       1,982,518     3,000,460        63,314      01/13/1999    30 years
Group 1 Automotive, Inc.                  2,918,814       2,361,344     5,280,159         9,839      11/15/1999    30 years
Group 1 Automotive, Inc.                  3,132,901       2,254,275     5,387,175        28,178      08/06/1999    30 years
Group 1 Automotive, Inc.                  2,508,727       2,887,770     5,396,497         4,011      12/16/1999    30 years
Group 1 Automotive, Inc.                  2,737,284       4,299,889     7,037,174       187,415      12/30/1998    30 years
Group 1 Automotive, Inc.                  5,275,280       4,371,263     9,646,543        18,214      11/15/1999    30 years
Group 1 Automotive, Inc.                  1,132,586               -     1,132,586             -      12/30/1998
Group 1 Automotive, Inc.                    779,333               -       779,333             -      03/24/1999
Group 1 Automotive, Inc.                    763,882               -       763,882             -      01/13/1999
GROUP 1 AUTOMOTIVE, INC. TOTAL           35,952,390      45,688,567    81,640,956     1,166,134

Gunn Automotive Group                     2,239,624       3,326,606     5,566,230       200,150      08/25/1998    30 years
Gunn Automotive Group                     1,964,831       2,051,398     4,016,229       123,425      08/25/1998    30 years
Gunn Automotive Group                     1,057,209         759,909     1,817,118        45,721      08/25/1998    30 years
Gunn Automotive Group                     3,495,048       5,024,374     8,519,421       302,298      08/25/1998    30 years
Gunn Automotive Group                     1,331,537       1,184,692     2,516,228        71,278      08/25/1998    30 years
GUNN AUTOMOTIVE GROUP TOTAL              10,088,248      12,346,979    22,435,227       742,872

Gurley-Leep Automotive Group
                                          2,961,116       3,670,103     6,631,220       175,229      11/05/1998    30 years
Gurley-Leep Automotive Group              1,478,019         920,201     2,398,220        43,930      11/05/1998    30 years
Gurley-Leep Automotive Group                396,114       1,124,106     1,520,220        53,664      11/05/1998    30 years
Gurley-Leep Automotive Group              5,190,840       7,142,324    12,333,164       340,991      11/05/1998    30 years
GURLEY-LEEP AUTOMOTIVE GROUP TOTAL       10,026,090      12,856,734    22,882,824       613,814

Hand Automotive Group                     2,341,054       1,502,527     3,843,580        96,625      07/22/1998    30 years
HAND AUTOMOTIVE GROUP TOTAL               2,341,054       1,502,527     3,843,580        96,625

Hoz de Vila Automotive                    1,297,432       1,258,745     2,556,177        29,720      04/07/1999    30 years
Hoz de Vila Automotive                      636,471       1,795,592     2,432,063        42,396      04/07/1999    30 years
HOZ DE VILA AUTOMOTIVE TOTAL              1,933,904       3,054,336     4,988,240        72,116


Jackson Automotive Group                    111,264         549,476       660,739        28,508      10/23/1998    30 years
Jackson Automotive Group                     54,129         581,612       635,741        35,139      10/23/1998    20 years
Jackson Automotive Group                    279,686          83,943       363,629         4,355      10/23/1998    30 years
Jackson Automotive Group                    266,308       1,121,394     1,387,702        58,180      10/23/1998    30 years

Jackson Automotive Group                    260,000               -       260,000             -      10/23/1998
JACKSON AUTOMOTIVE GROUP TOTAL              971,387       2,336,424     3,307,811       126,182

Kelley Automotive Group                   3,249,737       2,844,383     6,094,119       194,699      06/17/1998    30 years

                                  SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

Dealer Group Name                       Dealership                                  Location
-------------------------------------------------------------------------------------------------------
Kelley Automotive Group                 Kelley Buick Roswell                        Roswell,GA
Kelley Automotive Group                 Courtesy Motors                             Decatur,IN
Kelley Automotive Group                 Saturn of Gwinnett                          Duluth,GA
Kelley Automotive Group                 TST Car/Van Wash                            Fort Wayne,IN
Kelley Automotive Group                 Tom Kelley Buick                            Fort Wayne,IN
Kelley Automotive Group                 Tom Kelley Pontiac/GMC                      Fort Wayne,IN
Kelley Automotive Group                 Tom Kelley Cadillac                         Fort Wayne,IN
Kelley Automotive Group                 Northside Chevrolet                         Evansville,IN
Kelley Automotive Group                 Kelley Chevrolet                            Fort Wayne,IN
Kelley Automotive Group                 Saturn of Fort Wayne                        Fort Wayne,IN
Kelley Automotive Group                 Saturn of Fort Wayne                        Fort Wayne,IN
Kelley Automotive Group                 Midwest Auto Parts                          Fort Wayne,IN
KELLEY AUTOMOTIVE GROUP TOTAL

Ken Dixon Automotive                    Ken Dixon Chevrolet                         Waldorf,MD
KEN DIXON AUTOMOTIVE TOTAL

Kline Automotive                        Kline Toyota Greenbrier/
                                        Kline Chevrolet                             Chesapeake,VA
Kline Automotive                        Kline Undeveloped Lot                       Chesapeake,VA
KLINE AUTOMOTIVE TOTAL

Larry H. Miller Group                   Denver Toyota                               Denver,CO
LARRY H. MILLER GROUP TOTAL

Lithia Motors                           Grants Pass Auto Mart                       Grants Pass,OR
Lithia Motors                           Lithia Isuzu-Suzuki                         Medford,OR
Lithia Motors                           Lithia Toyota/Mazda                         Medford,OR
Lithia Motors                           Lithia Dodge                                Medford,OR
Lithia Motors                           Lithia Saturn                               Medford,OR
Lithia Motors                           Lithia Honda                                Medford,OR
Lithia Motors                           Roundtree Chevrolet-Lincoln                 Boise,ID
LITHIA MOTORS TOTAL

Lynn Alexander Automotive Group         Fiesta Dodge Chrysler-Plymouth Jeep Eagle   Big Spring,TX
Lynn Alexander Automotive Group         Chrysler-Plymouth Jeep-Eagle (Autoplex)     San Angelo,TX
Lynn Alexander Automotive Group         Dodge Lincoln-Mercury Nissan (Autoplex)     San Angelo,TX
Lynn Alexander Automotive Group         All-American Chevrolet, Inc.                San Angelo,TX
LYNN ALEXANDER AUTOMOTIVE GROUP TOTAL

Mark Miller Automotive Group            Mark Miller Toyota                          Salt Lake City,UT
Mark Miller Automotive Group            Mark Miller Pontiac                         Salt Lake City,UT
Mark Miller Automotive Group            Mark Miller Toyota-Used Cars                Salt Lake City,UT
Mark Miller Automotive Group            Undeveloped Lot Adjacent to Pontiac         Salt Lake City,UT
MARK MILLER AUTOMOTIVE GROUP TOTAL

McCluskey Chevrolet                     McCluskey Chevrolet --555 E. Galbraith      Cincinnati,OH
McCluskey Chevrolet                     McCluskey Chevrolet - 435 E. Galbraith      Cincinnati,OH
McCluskey Chevrolet                     McCluskey Chevrolet -- Reading Rd.          Cincinnati,OH
MCCLUSKEY CHEVROLET TOTAL


                                             Gross Amount at December 31, 1999
                                        ------------------------------------------
                                                       Building and                   Accumulated       Date     Depreciation
Dealer Group Name                           Land       Improvements      Total        Depreciation    Acquired       Life
-----------------------------------------------------------------------------------------------------------------------------
Kelley Automotive Group                   2,956,057       3,061,851     6,017,908       196,903      07/23/1998    30 years
Kelley Automotive Group                   1,207,661       1,826,458     3,034,119       125,021      06/17/1998    30 years
Kelley Automotive Group                   3,050,226       1,243,894     4,294,119        85,145      06/17/1998    30 years
Kelley Automotive Group                     345,079         863,130     1,208,208        15,584      06/09/1999    30 years
Kelley Automotive Group                   1,226,261       3,588,808     4,815,069       230,790      07/23/1998    30 years
Kelley Automotive Group                   1,115,426       4,299,643     5,415,069       276,503      07/23/1998    30 years
Kelley Automotive Group                     547,361       2,203,906     2,751,267       150,858      06/17/1998    30 years
Kelley Automotive Group                     795,030       1,939,090     2,734,119       132,729      06/17/1998    30 years
Kelley Automotive Group                   1,499,957       5,211,666     6,711,623       356,740      06/17/1998    30 years
Kelley Automotive Group                     263,895       1,158,798     1,422,693        79,320      06/17/1998    30 years
Kelley Automotive Group                     631,772         540,340     1,172,112         6,754      08/09/1999    30 years
Kelley Automotive Group                     385,416       1,508,703     1,894,119       116,296      06/17/1998    20 years
KELLEY AUTOMOTIVE GROUP TOTAL            17,273,877      30,290,669    47,564,547     1,967,342

Ken Dixon Automotive                      3,329,652       3,978,480     7,308,132       288,806      05/22/1998    30 years
KEN DIXON AUTOMOTIVE TOTAL                3,329,652       3,978,480     7,308,132       288,806

Kline Automotive
                                          2,683,823       4,319,163     7,002,986       367,200      02/27/1998    30 years
Kline Automotive                          1,529,567               -     1,529,567             -      02/27/1998
KLINE AUTOMOTIVE TOTAL                    4,213,390       4,319,163     8,532,553       367,200

Larry H. Miller Group                     1,993,036       7,243,001     9,236,037       585,786      03/31/1998    30 years
LARRY H. MILLER GROUP TOTAL               1,993,036       7,243,001     9,236,037       585,786

Lithia Motors                             1,248,419       1,371,522     2,619,941        24,764      06/18/1999    30 years
Lithia Motors                             1,182,429         557,500     1,739,929        10,066      06/18/1999    30 years
Lithia Motors                             2,102,213       3,130,794     5,233,007        56,528      06/18/1999    30 years
Lithia Motors                             2,033,425       2,710,753     4,744,178        48,944      06/18/1999    30 years
Lithia Motors                               414,453         781,560     1,196,013        14,112      06/18/1999    30 years
Lithia Motors                             1,360,759       1,503,668     2,864,427        27,150      06/18/1999    30 years
Lithia Motors                             2,588,238       7,227,467     9,815,705       524,656      05/06/1998    30 years
LITHIA MOTORS TOTAL                      10,929,936      17,283,265    28,213,200       706,219

Lynn Alexander Automotive Group             159,857         972,371     1,132,228        54,476      09/11/1998    30 years
Lynn Alexander Automotive Group             282,954       1,267,274     1,550,228        70,998      09/11/1998    30 years
Lynn Alexander Automotive Group             788,552       2,015,676     2,804,228       112,926      09/11/1998    30 years
Lynn Alexander Automotive Group           1,597,006       2,672,092     4,269,097       149,702      09/11/1998    30 years
LYNN ALEXANDER AUTOMOTIVE GROUP TOTAL     2,828,369       6,927,412     9,755,781       388,102

Mark Miller Automotive Group              1,133,391       5,119,582     6,252,972        21,332      11/05/1999    30 years
Mark Miller Automotive Group              3,431,993       1,545,979     4,977,972         6,442      11/05/1999    30 years
Mark Miller Automotive Group              3,071,102       1,431,870     4,502,972         5,966      11/05/1999    30 years
Mark Miller Automotive Group                452,972               -       452,972             -      11/05/1999
MARK MILLER AUTOMOTIVE GROUP TOTAL        8,089,459       8,097,431    16,186,890        33,739

McCluskey Chevrolet                         457,295         961,450     1,418,745        28,042      02/02/1999    30 years
McCluskey Chevrolet                       1,013,496       1,404,046     2,417,542        40,951      02/02/1999    30 years
McCluskey Chevrolet                         515,525       1,201,554     1,717,078        35,045      02/02/1999    30 years
MCCLUSKEY CHEVROLET TOTAL                 1,986,316       3,567,050     5,553,366       104,039

                                  SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

Dealer Group Name                       Dealership                                  Location
--------------------------------------------------------------------------------------------------------
Momentum Automotive                     Momentum Jaguar/Porsche/Saab                Houston,TX
Momentum Automotive                     Momentum BMW                                Houston,TX
Momentum Automotive                     Momentum Volvo                              Houston,TX
Momentum Automotive                     Momentum Paint & Body                       Houston,TX
Momentum Automotive                     Momentum Used Car Lot                       Houston,TX
Momentum Automotive                     Barney Garver Land Rover/VW/Mazda           Houston,TX
MOMENTUM AUTOMOTIVE TOTAL

Motorcars Automotive Group              Motorcars Honda                             Cleveland Heights,OH
Motorcars Automotive Group              Motorcars Oldsmobile-Pontiac                Cleveland Heights,OH
Motorcars Automotive Group              Motorcars West                              North Olmstead,OH
MOTORCARS AUTOMOTIVE GROUP TOTAL

Mulkin Automotive Group                 Mulkin Parking Lot                          Brockport,NY
Mulkin Automotive Group                 Mulkin Chevrolet & Courtesy
                                        Pontiac,Buick,GMC Truck                     Brockport,NY
MULKIN AUTOMOTIVE GROUP TOTAL

Nebco of Cleveland, Inc.                Toyota of Cleveland                         Cleveland,TN
NEBCO OF CLEVELAND, INC. TOTAL

Noarus Auto Group                       Airport Marina Ford                         Los Angeles,CA
NOARUS AUTO GROUP TOTAL

O'Rielly Motor Company                  O'Rielly Chevrolet                          Tucson,AZ
O'RIELLY MOTOR COMPANY TOTAL

Orr Automotive                          Performance Motors, Inc.                    Atlanta,TX
Orr Automotive                          Orr Honda                                   Texarkana,TX
Orr Automotive                          Orr Mitsubishi                              Texarkana,TX
Orr Automotive                          Orr BMW/Infiniti                            Shreveport,LA
Orr Automotive                          Orr Acura                                   Shreveport,LA
ORR AUTOMOTIVE TOTAL

Park Place Motorcars                    PPM Specialists, Inc.                       Dallas,TX
Park Place Motorcars                    Park Place Lexus                            Plano,TX
Park Place Motorcars                    Park Place Motorcars                        Dallas,TX
Park Place Motorcars                    Park Place Motorcars Mid-Cities             Bedford,TX
PARK PLACE MOTORCARS TOTAL

Pohanka Automotive Group                Towne Toyota Mercedes-Benz                  Salisbury,MD
Pohanka Automotive Group                Good News Mazda                             Salisbury,MD
Pohanka Automotive Group                Pohanka Saturn, Isuzu, & Oldsmobile         Marlow Heights,MD
Pohanka Automotive Group                Good News Honda                             Salisbury,MD
Pohanka Automotive Group                Pohanka Honda                               Marlow Heights,MD
Pohanka Automotive Group                Pohanka Body Shop                           Marlow Heights,MD
Pohanka Automotive Group                Good News Olds-Cadillac-GMC                 Salisbury,MD
Pohanka Automotive Group                Good News Body Shop                         Salisbury,MD
Pohanka Automotive Group                Good News Nissan                            Salisbury,MD
Pohanka Automotive Group                Pohanka Lexus                               Chantilly,VA
Pohanka Automotive Group                Pohanka Saturn of Bowie                     Bowie,MD

                                             Gross Amount at December 31, 1999
                                        ------------------------------------------
                                                       Building and                   Accumulated       Date     Depreciation
Dealer Group Name                           Land       Improvements      Total        Depreciation    Acquired       Life
-----------------------------------------------------------------------------------------------------------------------------
Momentum Automotive                       7,282,438      11,151,887    18,434,325       624,775      09/01/1998    30 years
Momentum Automotive                       3,676,493       8,185,594    11,862,087       261,484      12/04/1998    30 years
Momentum Automotive                       1,383,124       3,282,423     4,665,546       183,895      09/01/1998    30 years
Momentum Automotive                       1,191,776       3,473,983     4,665,759       194,627      09/01/1998    30 years
Momentum Automotive                         638,118       1,654,978     2,293,096        79,008      11/25/1998    30 years
Momentum Automotive                       1,062,966       1,455,407     2,518,373        30,321      05/17/1999    30 years
MOMENTUM AUTOMOTIVE TOTAL                15,234,915      29,204,271    44,439,187     1,374,109

Motorcars Automotive Group                  818,578       4,279,543     5,098,121       222,031      10/28/1998    30 years
Motorcars Automotive Group                  656,210       2,122,204     2,778,414       110,104      10/28/1998    30 years
Motorcars Automotive Group                1,974,998       3,187,807     5,162,804       165,389      10/28/1998    30 years
MOTORCARS AUTOMOTIVE GROUP TOTAL          3,449,785       9,589,554    13,039,339       497,524

Mulkin Automotive Group                      30,639          26,769        57,407           706      03/25/1999    30 years
Mulkin Automotive Group                     356,033       2,164,438     2,520,471        57,117      03/25/1999    30 years

MULKIN AUTOMOTIVE GROUP TOTAL               386,672       2,191,207     2,577,879        57,824

Nebco of Cleveland, Inc.                    581,158       1,891,855     2,473,013        23,648      08/14/1999    30 years
NEBCO OF CLEVELAND, INC. TOTAL              581,158       1,891,855     2,473,013        23,648

Noarus Auto Group                         4,898,755       1,950,690     6,849,445       125,446      07/22/1998    30 years
NOARUS AUTO GROUP TOTAL                   4,898,755       1,950,690     6,849,445       125,446

O'Rielly Motor Company                    4,515,062       5,321,125     9,836,187       386,271      05/22/1998    30 years
O'RIELLY MOTOR COMPANY TOTAL              4,515,062       5,321,125     9,836,187       386,271

Orr Automotive                              459,509       2,571,824     3,031,333        46,436      06/30/1999    30 years
Orr Automotive                            1,006,979       1,040,405     2,047,384        58,288      09/16/1998    30 years
Orr Automotive                              142,496         169,189       311,684        10,179      08/28/1998    30 years
Orr Automotive                              497,268         715,262     1,212,531        43,035      08/27/1998    30 years
Orr Automotive                              536,735       1,380,648     1,917,383        83,069      08/27/1998    30 years
ORR AUTOMOTIVE TOTAL                      2,642,987       5,877,328     8,520,315       241,006

Park Place Motorcars                        528,767       1,574,618     2,103,385        88,217      09/28/1998    30 years
Park Place Motorcars                      7,318,505       6,483,194    13,801,699       363,215      09/28/1998    30 years
Park Place Motorcars                      6,373,615      12,920,058    19,293,674       412,724      01/08/1999    30 years
Park Place Motorcars                      1,948,747       5,824,772     7,773,518        40,450      10/12/1999    30 years
PARK PLACE MOTORCARS TOTAL               16,169,634      26,802,642    42,972,276       904,607

Pohanka Automotive Group                    406,556         163,715       570,271        13,919      02/27/1998    30 years
Pohanka Automotive Group                    246,923         167,699       414,622        14,257      02/27/1998    30 years
Pohanka Automotive Group                  2,005,304       2,358,089     4,363,393       200,476      02/19/1998    30 years
Pohanka Automotive Group                    428,563         159,768       588,331        13,583      02/27/1998    30 years
Pohanka Automotive Group                    771,065       2,934,756     3,705,821       249,502      02/19/1998    30 years
Pohanka Automotive Group                    614,767          98,007       712,774         8,332      02/19/1998    30 years
Pohanka Automotive Group                    634,419         197,652       832,071        16,804      02/27/1998    30 years
Pohanka Automotive Group                  1,122,544         166,184     1,288,728        15,580      02/27/1998    30 years
Pohanka Automotive Group                    220,415         230,757       451,172        19,618      02/27/1998    30 years
Pohanka Automotive Group                  2,017,383       1,422,902     3,440,285       120,970      02/19/1998    30 years
Pohanka Automotive Group                  3,600,517         504,858     4,105,375        42,921      02/19/1998    30 years

                                  SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

Dealer Group Name                       Dealership                                  Location
-------------------------------------------------------------------------------------------------------
Pohanka Automotive Group                Pohanka Cadillac/Hyundai/Nissan             Fredericksburg,VA
Pohanka Automotive Group                Pohanka Acura & Chevy                       Chantilly,VA
Pohanka Automotive Group                Pohanka Undeveloped Lot                     Chantilly,VA
Pohanka Automotive Group                Pohanka Hyundai                             Marlow Heights,MD
POHANKA AUTOMOTIVE GROUP TOTAL

Rosenthal Automotive Group              Rosenthal Nissan/Acura/Mazda/Isuzu          Gaithersburg,MD
Rosenthal Automotive Group              Rosenthal Infiniti-Mazda-Nissan             Tyson's Corner,VA
Rosenthal Automotive Group              Rosenthal Body Shop                         Tyson's Corner,VA
Rosenthal Automotive Group              Rosenthal Storage Lot                       Arlington,VA
Rosenthal Automotive Group              Rosenthal Mazda                             Arlington,VA
Rosenthal Automotive Group              Rosenthal Chevrolet/Jeep/Eagle              Arlington,VA
Rosenthal Automotive Group              Rosenthal Honda/Jaguar                      Tyson's Corner,VA
ROSENTHAL AUTOMOTIVE GROUP TOTAL

Roundtree Automotive Group              Champion Mitsubishi                         Shreveport,LA
Roundtree Automotive Group              Roundtree Olds-Cadillac                     Shreveport,LA
Roundtree Automotive Group              Champion Ford                               Shreveport,LA
Roundtree Automotive Group              Roundtree Hyundai-Subaru                    Shreveport,LA
Roundtree Automotive Group              Auto Trim Design (Roundtree)                Shreveport,LA
Roundtree Automotive Group              Brocks Service Facility                     Shreveport,LA
Roundtree Automotive Group              Roundtree-Car Central                       Bossier City,LA
Roundtree Automotive Group              Roundtree Lake Charles Land                 Lake Charles,LA
ROUNDTREE AUTOMOTIVE GROUP TOTAL

Saturn Retail Enterprises               Saturn of Regency                           Jacksonville,FL
Saturn Retail Enterprises               Saturn of the Avenues                       Jacksonville,FL
Saturn Retail Enterprises               Saturn of Houston-Gulf Freeway              Houston,TX
Saturn Retail Enterprises               Saturn of Plano                             Plano,TX
Saturn Retail Enterprises               Saturn of Chattanooga                       Chattanooga,TN
SATURN RETAIL ENTERPRISES TOTAL

Sheehy Auto Stores                      Sheehy Lincoln-Mercury/Mitsubishi           Woodbridge,VA
Sheehy Auto Stores                      Chapman Ford Sales                          Philadelphia,PA
Sheehy Auto Stores                      Sheehy Ford of Marlow Heights               Marlow Heights,MD
Sheehy Auto Stores                      Sheehy Ford of Springfield                  Springfield,VA
SHEEHY AUTO STORES TOTAL

Sonic Automotive, Inc.                  Freeland-BMW Nissan                         Ft. Myers,FL
Sonic Automotive, Inc.                  HMC Finance Office Building                 Port Orange,FL
Sonic Automotive, Inc.                  Tom Williams Used Cars                      Birmingham,AL
Sonic Automotive, Inc.                  Tom Williams Buick                          Birmingham,AL
Sonic Automotive, Inc.                  Lone Star Ford                              Houston,TX
Sonic Automotive, Inc.                  Shottenkirk Honda                           Pensacola,FL
Sonic Automotive, Inc.                  Lone Star Nissan Olds                       The Medows,TX
Sonic Automotive, Inc.                  Manhattan BMW of Fairfax                    Fairfax,VA
Sonic Automotive, Inc.                  Global BMW                                  Atlanta,GA
Sonic Automotive, Inc.                  Freeland-Mercedes                           Ft. Myers,FL
Sonic Automotive, Inc.                  Clearwater Toyota & Mitsubishi              Clearwater,FL
Sonic Automotive, Inc.                  Freeland-Honda                              Ft. Myers,FL

                                             Gross Amount at December 31, 1999
                                        -----------------------------------------
                                                       Building and                   Accumulated       Date     Depreciation
Dealer Group Name                           Land       Improvements      Total        Depreciation    Acquired       Life
-----------------------------------------------------------------------------------------------------------------------------
Pohanka Automotive Group                  1,631,722       3,248,564     4,880,286       160,097      02/19/1998    30 years
Pohanka Automotive Group                  3,367,127       4,308,211     7,675,338       366,269      02/19/1998    30 years
Pohanka Automotive Group                  2,455,659           6,284     2,461,943           534      02/19/1998    30 years
Pohanka Automotive Group                    888,234         683,156     1,571,390        58,079      02/19/1998    30 years
POHANKA AUTOMOTIVE GROUP TOTAL           20,411,198      16,650,603    37,061,801     1,300,941

Rosenthal Automotive Group                6,810,506       4,998,589    11,809,095       424,962      02/19/1998    30 years
Rosenthal Automotive Group               19,396,815       4,446,289    23,843,104       378,207      02/19/1998    30 years
Rosenthal Automotive Group                  665,989         419,089     1,085,078        35,629      02/19/1998    30 years
Rosenthal Automotive Group                4,894,106          15,114     4,909,220         1,285      02/19/1998    30 years
Rosenthal Automotive Group                4,874,676         493,251     5,367,927        41,934      02/19/1998    30 years
Rosenthal Automotive Group                5,009,272       1,783,436     6,792,708       151,621      02/19/1998    30 years
Rosenthal Automotive Group                9,281,370       2,167,729    11,449,099       184,293      02/19/1998    30 years
ROSENTHAL AUTOMOTIVE GROUP TOTAL         50,932,735      14,323,497    65,256,232     1,217,932

Roundtree Automotive Group                  876,554       1,139,964     2,016,518        78,031      06/04/1998    30 years
Roundtree Automotive Group                1,470,535       1,931,846     3,402,381       132,235      06/04/1998    30 years
Roundtree Automotive Group                2,236,421       4,792,478     7,028,899       328,046      06/04/1998    30 years
Roundtree Automotive Group                  364,792         251,726       616,518        19,404      06/04/1998    20 years
Roundtree Automotive Group                  123,612         470,906       594,518        32,234      06/04/1998    30 years
Roundtree Automotive Group                  232,351         634,167       866,518        43,409      06/04/1998    30 years
Roundtree Automotive Group                  406,884         409,627       816,511        28,039      06/04/1998    30 years
Roundtree Automotive Group                2,194,235               -     2,194,235             -      09/01/1998
ROUNDTREE AUTOMOTIVE GROUP TOTAL          7,905,383       9,630,714    17,536,098       661,398

Saturn Retail Enterprises                   853,048       1,678,422     2,531,470         6,993      11/15/1999    30 years
Saturn Retail Enterprises                 1,154,281       2,116,261     3,270,543        55,846      03/25/1999    30 years
Saturn Retail Enterprises                 2,094,123       2,469,920     4,564,043        65,178      03/25/1999    30 years
Saturn Retail Enterprises                 2,331,099       2,139,854     4,470,953        56,468      03/25/1999    30 years
Saturn Retail Enterprises                 1,433,676       1,752,271     3,185,947        21,903      08/14/1999    30 years
SATURN RETAIL ENTERPRISES TOTAL           7,866,228      10,156,728    18,022,956       206,389

Sheehy Auto Stores                        1,756,405         824,206     2,580,611        70,071      02/19/1998    30 years
Sheehy Auto Stores                        3,006,604           8,082     3,014,686           687      02/19/1998    30 years
Sheehy Auto Stores                        1,212,923         933,763     2,146,686        87,540      02/19/1998    30 years
Sheehy Auto Stores                        4,221,356       2,107,330     6,328,686       179,158      02/19/1998    30 years
SHEEHY AUTO STORES TOTAL                 10,197,288       3,873,381    14,070,669       337,456

Sonic Automotive, Inc.                    4,274,695       1,871,965     6,146,660         7,800      11/04/1999    30 years
Sonic Automotive, Inc.                      426,576         202,295       628,870         2,529      08/14/1999    30 years
Sonic Automotive, Inc.                      427,565         374,296       801,862         4,679      08/14/1999    30 years
Sonic Automotive, Inc.                    2,035,519       2,127,823     4,163,342        26,598      08/14/1999    30 years
Sonic Automotive, Inc.                    4,985,549       6,215,450    11,201,000        77,693      08/14/1999    30 years
Sonic Automotive, Inc.                      943,985       1,750,263     2,694,248        17,016      09/01/1999    30 years
Sonic Automotive, Inc.                    3,013,604       3,266,078     6,279,682        40,826      08/14/1999    30 years
Sonic Automotive, Inc.                    3,026,528       2,421,474     5,448,002        30,268      08/14/1999    30 years
Sonic Automotive, Inc.                    4,761,991       5,687,137    10,449,129        71,089      08/14/1999    30 years
Sonic Automotive, Inc.                    1,549,131       1,464,755     3,013,886         6,103      11/04/1999    30 years
Sonic Automotive, Inc.                    4,136,070       3,915,854     8,051,924       219,382      09/18/1998    30 years
Sonic Automotive, Inc.                    2,742,915       1,270,971     4,013,886         5,296      11/04/1999    30 years


                                  SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

Dealer Group Name                       Dealership                                  Location
-------------------------------------------------------------------------------------------------------
Sonic Automotive, Inc.                  Halifax Body Shop-Parcel 12                 New Smyrna Beach,FL
Sonic Automotive, Inc.                  Cleveland Village Honda                     Cleveland,TN
Sonic Automotive, Inc.                  Halifax Ford-Mercury                        New Smyrna Beach,FL
Sonic Automotive, Inc.                  Lute Riley Honda                            Richardson,TX
Sonic Automotive, Inc.                  Halifax Ford Used Cars                      Edgewater,FL
Sonic Automotive, Inc.                  Higginbotham Chevrolet-Oldsmobile           New Smyrna Beach,FL
Sonic Automotive, Inc.                  Fred Bondenson Chevrolet-Olds-Cadillac      Deland,FL
Sonic Automotive, Inc.                  Higginbotham Mercedes                       Daytona Beach,FL
Sonic Automotive, Inc.                  Clearwater Collision Center                 Clearwater,FL
Sonic Automotive, Inc.                  Dyer & Dyer Volvo                           Duluth,GA
Sonic Automotive, Inc.                  Newsome Chevrolet World                     Columbia,SC
Sonic Automotive, Inc.                  Lake Norman Chrysler-Plymouth-Dodge #2      Cornelius,NC
Sonic Automotive, Inc.                  Reading Buick, Pontiac, GMC                 Baytown,TX
Sonic Automotive, Inc.                  Lake Norman Dodge #2                        Cornelius,NC
Sonic Automotive, Inc.                  Fitzgerald Chevrolet                        Monroe,NC
Sonic Automotive, Inc.                  Infiniti of Chattanooga                     Chattanooga,TN
Sonic Automotive, Inc.                  Heritage Lincoln-Mercury                    Greenville,SC
Sonic Automotive, Inc.                  Century BMW Auto Sales                      Spartanburg,SC
Sonic Automotive, Inc.                  Lake Norman Chrysler-Plymouth #1            Cornelius,NC
Sonic Automotive, Inc.                  Newsome Automotive LLC                      Florence,SC
Sonic Automotive, Inc.                  Lake Norman Dodge #1                        Cornelius,NC
Sonic Automotive, Inc.                  Century BMW                                 Greenville,SC
Sonic Automotive, Inc.                  North Charleston Lincoln-Mercury/Hyundai    North Charleston,SC
Sonic Automotive, Inc.                  Westside Dodge                              Columbus,OH
Sonic Automotive, Inc.                  Toyota West                                 Columbus,OH
Sonic Automotive, Inc.                  Hatfield Hyundai                            Columbus,OH
Sonic Automotive, Inc.                  Hatfield Lincoln-Mercury                    Columbus,OH
Sonic Automotive, Inc.                  Hatfield VW-Jeep West                       Columbus,OH
Sonic Automotive, Inc.                  Fort Mill Ford                              Fort Mill,SC
Sonic Automotive, Inc.                  VW-Kia of Chattanooga                       Chattanooga,TN
Sonic Automotive, Inc.                  Town & Country Ford Cleveland
                                        (Parcels 1 & 3)                             Cleveland,TN
Sonic Automotive, Inc.                  Town & Country Ford Cleveland #2            Cleveland,TN
Sonic Automotive, Inc.                  Infiniti of Charlotte                       Charlotte,NC
Sonic Automotive, Inc.                  Volkswagon of Nashville                     Nashville,TN
Sonic Automotive, Inc.                  Manhattan Jaguar Lincoln-Mercury            Rockville,MD
Sonic Automotive, Inc.                  Manhattan Nissan Jeep-Eagle                 Waldorf,MD
Sonic Automotive, Inc.                  BMW-Volvo of Chattanooga                    Chattanooga,TN
Sonic Automotive, Inc.                  Ron Craft Chrysler-Plymouth-Jeep            Baytown,TX
Sonic Automotive, Inc.                  Town & Country Ford                         Charlotte,NC
Sonic Automotive, Inc.                  Town & Country Ford RAC                     Charlotte,NC
Sonic Automotive, Inc.                  Town & Country Toyota                       Charlotte,NC
Sonic Automotive, Inc.                  Superior Olds-Cadillac-GMC                  Cleveland,TN
Sonic Automotive, Inc.                  Manhattan BMW of Fairfax-Storage            Fairfax,VA
Sonic Automotive, Inc.                  Infiniti of Chattanooga #2                  Chattanooga,TN
SONIC AUTOMOTIVE, INC. TOTAL

Sterling Collision Centers, Inc.        JSI Collision Center - Bedford              Bedford,OH
Sterling Collision Centers, Inc.        JSI Collision Center - CF                   Cuyahoga Falls,OH
Sterling Collision Centers, Inc.        JSI Collision Center - CL                   Cleveland,OH
STERLING COLLISION CENTERS, INC. TOTAL

                                             Gross Amount at December 31, 1999
                                         -----------------------------------------
                                                       Building and                   Accumulated       Date     Depreciation
Dealer Group Name                           Land       Improvements      Total        Depreciation    Acquired       Life
-----------------------------------------------------------------------------------------------------------------------------
Sonic Automotive, Inc.                      336,834         505,236       842,070         6,315      08/14/1999    30 years
Sonic Automotive, Inc.                      687,598         840,154     1,527,752        10,502      08/14/1999    30 years
Sonic Automotive, Inc.                    1,443,980       2,392,446     3,836,427        29,906      08/14/1999    30 years
Sonic Automotive, Inc.                    6,843,575       4,773,825    11,617,400        59,673      08/14/1999    30 years
Sonic Automotive, Inc.                      304,620         424,103       728,723         5,301      08/14/1999    30 years
Sonic Automotive, Inc.                    1,354,320       6,266,025     7,620,345        78,325      08/14/1999    30 years
Sonic Automotive, Inc.                    1,248,734       2,705,218     3,953,952        33,815      08/14/1999    30 years
Sonic Automotive, Inc.                      922,825       1,262,355     2,185,180        15,779      08/14/1999    30 years
Sonic Automotive, Inc.                      331,082         316,218       647,300        17,716      09/18/1998    30 years
Sonic Automotive, Inc.                    3,291,271       1,515,620     4,806,891        18,945      08/14/1999    30 years
Sonic Automotive, Inc.                    1,351,718       2,287,864     3,639,582        28,598      08/14/1999    30 years
Sonic Automotive, Inc.                      301,208         794,296     1,095,504         9,929      08/14/1999    30 years
Sonic Automotive, Inc.                      500,776       1,442,373     1,943,149        18,030      08/14/1999    30 years
Sonic Automotive, Inc.                      537,636         653,550     1,191,186         8,169      08/14/1999    30 years
Sonic Automotive, Inc.                    1,095,932       2,666,403     3,762,335        33,330      08/14/1999    30 years
Sonic Automotive, Inc.                    1,327,613       1,622,395     2,950,009        20,280      08/14/1999    30 years
Sonic Automotive, Inc.                    1,684,188       1,409,824     3,094,013        17,623      08/14/1999    30 years
Sonic Automotive, Inc.                      492,922         627,656     1,120,578         7,846      08/14/1999    30 years
Sonic Automotive, Inc.                    1,405,770       3,318,291     4,724,062        41,479      08/14/1999    30 years
Sonic Automotive, Inc.                    1,300,237       4,002,699     5,302,937        50,034      08/14/1999    30 years
Sonic Automotive, Inc.                    1,010,854       2,535,582     3,546,437        31,695      08/14/1999    30 years
Sonic Automotive, Inc.                    1,664,632       2,470,617     4,135,249        30,883      08/14/1999    30 years
Sonic Automotive, Inc.                    4,273,963         952,326     5,226,289        11,904      08/17/1999    30 years
Sonic Automotive, Inc.                    2,092,735       3,808,952     5,901,687        47,612      08/14/1999    30 years
Sonic Automotive, Inc.                    1,470,122       3,253,940     4,724,062        40,674      08/14/1999    30 years
Sonic Automotive, Inc.                    2,125,937       2,598,124     4,724,062        32,477      08/14/1999    30 years
Sonic Automotive, Inc.                    1,331,040       1,626,584     2,957,624        20,332      08/14/1999    30 years
Sonic Automotive, Inc.                    1,331,040       1,626,584     2,957,624        20,332      08/14/1999    30 years
Sonic Automotive, Inc.                    1,723,276       3,000,786     4,724,062        37,510      08/14/1999    30 years
Sonic Automotive, Inc.                      592,846         724,346     1,317,192         9,054      08/14/1999    30 years
Sonic Automotive, Inc.                      953,129       1,164,692     2,117,820        14,559      08/14/1999    30 years
Sonic Automotive, Inc.                      403,661         493,120       896,780         6,164      08/14/1999    30 years
Sonic Automotive, Inc.                    1,913,965       2,339,047     4,253,012        29,238      08/14/1999    30 years
Sonic Automotive, Inc.                      655,378         800,774     1,456,152        10,010      08/14/1999    30 years
Sonic Automotive, Inc.                    4,296,067       1,774,425     6,070,491        22,180      08/14/1999    30 years
Sonic Automotive, Inc.                    1,827,322       2,063,909     3,891,231        25,799      08/14/1999    30 years
Sonic Automotive, Inc.                      934,434       1,825,349     2,759,783        22,817      08/14/1999    30 years
Sonic Automotive, Inc.                      974,936       1,099,469     2,074,405        13,743      08/14/1999    30 years
Sonic Automotive, Inc.                    6,119,289       5,082,461    11,201,750        63,531      08/14/1999    30 years
Sonic Automotive, Inc.                      520,786         557,672     1,078,458         6,971      08/14/1999    30 years
Sonic Automotive, Inc.                    2,999,555       2,902,131     5,901,687        36,277      08/14/1999    30 years
Sonic Automotive, Inc.                      858,566       1,892,706     2,751,271        23,659      08/14/1999    30 years
Sonic Automotive, Inc.                            -               -             -             -      08/14/1999
Sonic Automotive, Inc.                      455,171               -       455,171             -      08/14/1999
SONIC AUTOMOTIVE, INC. TOTAL             99,615,673     114,988,510   214,604,183     1,578,294

Sterling Collision Centers, Inc.             73,602       1,398,430     1,472,031        17,480      08/14/1999    30 years
Sterling Collision Centers, Inc.            432,246       1,334,192     1,766,438        16,677      08/14/1999    30 years
Sterling Collision Centers, Inc.            448,136       1,023,895     1,472,031        12,799      08/14/1999    30 years
STERLING COLLISION CENTERS, INC. TOTAL      953,984       3,756,517     4,710,500        46,956

                                  SCHEDULE III
                            CAPITAL AUTOMOTIVE REIT
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

Dealer Group Name                       Dealership                                  Location
------------------------------------------------------------------------------------------------------
The Price Organization                  Price Buick-Pontiac                         Salisbury,MD
THE PRICE ORGANIZATION TOTAL

Town & Country Automotive               Town & Country Buick, Pontiac-GMC,
                                        Olds, Cadillac                              Middletown,CT
Town & Country Automotive               Town & Country Super Used Car Store         Middletown,CT
Town & Country Automotive               Town & Country Lincoln-Mercury, Mazda       Middletown,CT
Town & Country Automotive               Town & Country Mazda                        Ivorytown,CT
Town & Country Automotive               Town & Country Chrysler/Jeep                Middletown,CT
TOWN & COUNTRY AUTOMOTIVE TOTAL

United Auto Group                       Citrus Chrysler-Plymouth Dodge              Dade City,FL
United Auto Group                       Citrus Chrysler Used Car Lot                Dade City,FL
UNITED AUTO GROUP TOTAL

Warren Henry Automobiles, Inc.          Warren Henry Jaguar/Volvo                   Miami,FL
Warren Henry Automobiles, Inc.          Warren Henry Land Rover                     Miami,FL
Warren Henry Automobiles, Inc.          Warren Henry Infiniti                       Miami,FL
WARREN HENRY AUTOMOBILES, INC. TOTAL
------------------------------------------------------------------------------------------------------
GRAND TOTAL
------------------------------------------------------------------------------------------------------

                                              Gross Amount at December 31, 1999
                                         ------------------------------------------
                                                        Building and                   Accumulated       Date     Depreciation
Dealer Group Name                            Land       Improvements      Total        Depreciation    Acquired       Life
------------------------------------------------------------------------------------------------------------------------------
The Price Organization                       649,805         696,792     1,346,597        59,239      02/27/1998    30 years
THE PRICE ORGANIZATION TOTAL                 649,805         696,792     1,346,597        59,239

Town & Country Automotive                    453,096       1,484,057     1,937,153       114,396      06/09/1998    20 years
Town & Country Automotive                    177,770       1,081,524     1,259,294        74,031      06/09/1998    30 years
Town & Country Automotive                    542,904       1,238,415     1,781,319        84,770      06/09/1998    30 years
Town & Country Automotive                    302,977         905,317     1,208,294        61,969      06/09/1998    30 years
Town & Country Automotive                    697,975         765,319     1,463,294        52,386      06/09/1998    30 years
TOWN & COUNTRY AUTOMOTIVE TOTAL            2,174,721       5,474,632     7,649,352       387,552

United Auto Group                            548,395       1,088,504     1,636,899        13,606      08/14/1999    30 years
United Auto Group                            247,301               -       247,301             -      08/14/1999
UNITED AUTO GROUP TOTAL                      795,697       1,088,504     1,884,200        13,606

Warren Henry Automobiles, Inc.             2,560,916       2,430,812     4,991,727       146,253      08/27/1998    30 years
Warren Henry Automobiles, Inc.               958,959         913,176     1,872,135        54,942      08/27/1998    30 years
Warren Henry Automobiles, Inc.             3,279,263       2,562,606     5,841,869       154,183      08/27/1998    30 years
WARREN HENRY AUTOMOBILES, INC. TOTAL       6,799,138       5,906,593    12,705,731       355,378
------------------------------------------------------------------------------------------------
GRAND TOTAL                             $423,756,945    $511,767,809  $935,524,754  $(21,201,569)
----------------------------------------========================================================