Form 10-Q
period 2000-03-31
CAPITAL AUTOMOTIVE REIT
filed 2000-05-11
CIK 1049316

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2000

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________.

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

Yes   X        No
    -----          -----

Number of common shares of beneficial interest outstanding as of April 30, 2000 was 20,711,863.

                             CAPITAL AUTOMOTIVE REIT
                                    FORM 10-Q
                                      INDEX


                                                                                 Page No.
                                                                                 --------

Part I - Financial Information

         Item 1 - Financial Statements

             Consolidated Balance Sheets - March 31, 2000 (unaudited) and
                 December 31, 1999.                                                3

             Consolidated Statements of Operations (unaudited) - three months
                 ended March 31, 2000 and March 31, 1999.                          4

             Consolidated Statements of Cash Flows (unaudited) - three months
                 ended March 31, 2000 and March 31, 1999.                          5

             Notes to Consolidated Financial Statements (unaudited)              6 - 11

         Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          12 - 18

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk      18

Part II - Other Information

         Item 1 - Legal Proceedings                                               19

         Item 2 - Changes in Securities                                           19

         Item 3 - Defaults Upon Senior Securities                                 19

         Item 4 - Submission of Matters to Vote to Security Holders               19

         Item 5 - Other Information                                               19

         Item 6 - Exhibits and Reports on Form 8-K                              19 - 20

Signatures                                                                        21

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                             CAPITAL AUTOMOTIVE REIT
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  MARCH 31,             DECEMBER 31,
                                                                                    2000                   1999
                                                                              ---------------        ---------------
                                                                                (UNAUDITED)
ASSETS
Real estate:
  Land                                                                        $       425,018        $       423,757
  Buildings and improvements                                                          519,227                511,768
  Accumulated depreciation                                                            (25,390)               (21,202)
                                                                              ---------------        ---------------
                                                                                      918,855                914,323

Cash and cash equivalents                                                               4,619                 11,886

Other assets, net                                                                      15,656                 16,350
                                                                              ---------------        ---------------
    TOTAL ASSETS                                                              $       939,130        $       942,559
                                                                              ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage loans                                                                $       515,818        $       501,510
Accounts payable and accrued expenses                                                   4,834                 21,298
Security deposits payable                                                               4,346                  4,768
                                                                              ---------------        ---------------
    TOTAL LIABILITIES                                                                 524,998                527,576
                                                                              ---------------        ---------------

Minority Interest                                                                     118,718                115,384

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                                                     -                      -
Common shares, $.01 par value; authorized shares, 100,000,000;
    issued shares, 24,792,115; and outstanding shares, 20,707,415 at
    March 31, 2000 and 21,607,415 at December 31, 1999                                    248                    248
Additional paid-in-capital                                                            344,266                344,981
Accumulated deficit                                                                    (5,766)               (12,159)
Less treasury shares at cost, 4,084,700 at March 31, 2000 and
    3,184,700 at December 31, 1999                                                    (43,334)               (33,471)
                                                                              ---------------        ---------------
     TOTAL SHAREHOLDERS' EQUITY                                                       295,414                299,599
                                                                              ---------------        ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $       939,130        $       942,559
                                                                              ===============        ===============


See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          2000               1999
                                                    ---------------    ---------------

Revenue:
Rental                                              $        24,718    $        14,572
Interest and other                                              457                216
                                                    ---------------    ---------------
    Total revenue                                            25,175             14,788
                                                    ---------------    ---------------

Expenses:
Depreciation and amortization                                 4,311              3,845
General and administrative                                    1,665              1,894
Interest                                                     10,247              3,275
                                                    ---------------    ---------------
    Total expenses                                           16,223              9,014
                                                    ---------------    ---------------

Net income before minority interest                           8,952              5,774
Minority interest                                            (2,559)            (1,385)
                                                    ---------------    ---------------

Net income                                          $         6,393    $         4,389
                                                    ===============    ===============

Shares of common stock outstanding used to
  compute basic earnings per share                           21,070             21,607
                                                    ===============    ===============

Basic earnings per share                            $          0.30    $          0.20
                                                    ===============    ===============

Shares of common stock outstanding used to
  compute diluted earnings per share                         21,148             21,607
                                                    ===============    ===============

Diluted earnings per share                          $          0.30    $          0.20
                                                    ===============    ===============


See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        2000               1999
                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $         6,393    $         4,389
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                               4,597              3,845
Income applicable to minority interest                                      2,559              1,385
Increase in other assets                                                      (90)              (506)
Decrease in accounts payable and accrued expenses                          (5,630)            (2,932)
(Decrease) increase in security deposits payable                             (422)               439
                                                                  ---------------    ---------------
   Net cash provided by operating activities                                7,407              6,620
                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals                          (3)               (21)
Real estate acquisitions, net of sales                                     (8,342)           (83,655)
                                                                  ---------------    ---------------
   Net cash used in investing activities                                   (8,345)           (83,676)
                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                                               8,600             20,000
Proceeds from mortgage loans                                                8,400                  -
Mortgage principal payments                                                (2,691)               (68)
Payment of cash dividend                                                   (7,779)            (6,914)
Payment of partner distribution                                            (2,996)            (2,059)
Purchase of treasury shares                                                (9,863)                 -
Other fees                                                                      -                (70)
                                                                  ---------------    ---------------
   Net cash (used in) provided by financing activities                     (6,329)            10,889
                                                                  ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (7,267)           (66,167)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           11,886             72,106
                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $         4,619    $         5,939
                                                                  ===============    ===============

SUPPLEMENTAL DATA:

Real estate acquisitions in exchange for equity issuance          $             -    $         4,360
                                                                  ===============    ===============

Interest paid during the period                                   $        14,920    $         2,110
                                                                  ===============    ===============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. As of March 31, 2000, the Company held a 71.3% general partnership interest in the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us," "our," refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or its directly and indirectly owned subsidiaries.

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


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by our management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include our accounts, net of minority interest as defined in Note 8 herein. All intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Loan Costs

Included in other assets are costs incurred in connection with obtaining our revolving secured credit facilities and issuance of mortgage notes through March 31, 2000, which are amortized over the terms of the respective credit facilities or notes on a straight-line basis (which approximates the effective interest method).

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial term of the lease. These costs, net of accumulated amortization, are included in other assets. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating contract terms, preparing lease documents and closing the transaction.

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


3.      ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2000, we closed on approximately $12.8 million in real estate, which included the acquisition of two dealership properties. Consideration for the real estate consisted of $8.4 million in mortgage debt issued during the first quarter of 2000 and the remainder from a combination of funds drawn down on our revolving credit facility and cash on hand. Both dealership properties acquired are leased to an affiliate of an existing tenant utilizing a floating cap rate. Under the floating cap rate lease program, rental payments are adjusted monthly based upon a spread over the 30-day LIBOR. The tenant has the ability to fix the lease rate during the initial lease term. The lease is substantially match funded with long-term, floating rate debt. The properties acquired total approximately 124,000 square feet of buildings and improvements on approximately 22 acres of land and are located in the state of Alabama. The properties have an initial lease term of 15 years and have two renewal options of five years each. In addition, during the three months ended March 31, 2000, we sold two properties for approximately $5.0 million, which resulted in a gain on sale of the assets of approximately $294,000.

As of March 31, 2000, we owned 230 dealership properties, in which 351 automotive franchises reside, with a total investment of approximately $944.2 million. These properties total approximately 8.1 million square feet of buildings and improvements on 1,302 acres of land and are located in 27 states. These properties have initial lease terms generally ranging from ten to 20 years with an average initial lease term of approximately 13.3 years, and have renewal options (ranging from a total of ten to 40 years). The renewal options are exercisable at the option of the tenant.


4.      EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, options and warrants. For the three-months ended March 31, 2000, there were 78,000 dilutive common equivalent shares outstanding. For the three-months ended March 31, 1999, there were no dilutive common equivalent shares outstanding.

5.      MORTGAGE LOANS

As of March 31, 2000, we had mortgage indebtedness totaling approximately $507.2 million secured by approximately 200 dealership properties we owned. The following is a summary of our mortgage debt as of March 31, 2000 and December 31, 1999:


                                                                                Balances                  Balances
                                                       Original Debt        Outstanding as of         Outstanding as of
               Description of Debt                         Issued            March 31, 2000           December 31, 1999
--------------------------------------------------    -----------------    --------------------      --------------------
7.50% Fixed rate debt due 1/20/03                         $   12,000              $   11,637                $   11,730
7.59% Fixed rate debt due 12/1/08                             38,050                  37,947                    38,050
7.635% Fixed rate debt due 10/1/14                           111,950                 106,711                   107,675
8.05% Fixed rate debt due 10/1/14                             85,000                  83,799                    84,528
7.54% Fixed rate debt due 7/6/11                             100,000                  98,824                    99,527
8.03% Fixed rate debt due 9/29/11                            150,000                 150,000                   150,000
(1) Floating rate debt due 12/22/09                           10,000                   9,900                    10,000
(2) Floating rate debt due 03/02/10                            8,400                   8,400                        --
                                                      -----------------    --------------------      --------------------
    Total .......................................          $ 515,400               $ 507,218                $ 501,510
                                                      =================    ====================      ====================

                                                        Effective
                                                         Interest           Amortization
               Description of Debt                        Rate*               Schedule
--------------------------------------------------    --------------    ---------------------
7.50% Fixed rate debt due 1/20/03                           7.75%            20 year
7.59% Fixed rate debt due 12/1/08                           7.98%            17 year
7.635% Fixed rate debt due 10/1/14                          7.92%            15 year
8.05% Fixed rate debt due 10/1/14                           8.32%            15 year
7.54% Fixed rate debt due 7/6/11                            7.70%            25 year
8.03% Fixed rate debt due 9/29/11                           8.08%            25 year
(1) Floating rate debt due 12/22/09                         8.57%              (1)
(2) Floating rate debt due 03/02/10                         7.89%              (2)

         *  Includes deferred loan fees amortized over the life of the loans.

(1) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended March 31, 2000 was 8.40%. The terms of the loan require quarterly principal payments of $100,000 and quarterly interest payments.

(2) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended March 31, 2000 was 7.77%. The terms of the loan require quarterly principal payments of $84,000 and quarterly interest payments. The loan is secured by mortgages on the two properties acquired during the three months ended March 31, 2000, which as of March 31, 2000, have an aggregate net book value of approximately $11.5 million. There is one financial covenant limiting our total debt to 65% of our assets, as defined in the loan agreement. There are negative covenants relating to customary items such as operation and maintenance of properties securing the loan and limitations on issuing additional indebtedness at the subsidiary level.

As of March 31, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness.


6.      SHORT-TERM FINANCING

As of March 31, 2000, we had a $50 million revolving secured credit facility from a financial institution, under which $8.6 million was outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points. The weighted average interest rate for the quarter ended March 31, 2000 was 7.71%. The effective interest rate for the quarter ended March 31, 2000 was 8.10%. As of March 31, 2000, we were in compliance with the loan covenants.

During the first quarter of 2000, we executed an agreement with a financial institution for a $100 million secured revolving credit facility under which no amounts were outstanding as of March 31, 2000. The proceeds are to be used to fund future acquisitions on a short-term basis and will be repaid with the issuance of long-term debt. Borrowings will require monthly interest payments at a floating rate equal to 225 basis points above the 30-day LIBOR rate and repayment of principal within 150 days. The term of the agreement is one year and is renewable annually. The facility contains financial covenants that we must comply with annually, such as the maintenance of a consolidated debt service coverage ratio of 1.5 to 1.0 and a limitation on our debt to 75% of our total assets, as defined in the loan agreement. As of March 31, 2000, we were in compliance with the loan covenants.


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


8.      MINORITY INTEREST

Minority interest is calculated at approximately 28.7% of the Operating Partnership's partners' capital as of March 31, 2000 and 28.6% of the Operating Partnership's partners' net income for the three months ended March 31, 2000. The ownership of the Operating Partnership as of March 31, 2000 is as follows (units of limited partnership interest in the Operating Partnership ("Units"), in thousands):

                                                                                      Units     Percent
                                                                                   -----------  -------

Partners' capital:
      Limited Partners                                                                8,321.6    28.7%
      The Company                                                                    20,707.4    71.3%
                                                                                    ---------   ------

            Total                                                                    29,029.0   100.0%
                                                                                    =========   ======


9.      401(K) PLAN

During 1998, we adopted the Capital Automotive L.P. Employee 401 (k) Plan (the "401(k) Plan"). Employees who are at least 21 years of age are eligible to participate in the plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the plan at the discretion of management. During December 1999, we approved a 20% match of the participant's elected deferral contribution during 2000 (subject to maximum limits). Our matching contribution vests ratably over five years from each employee's date of service.


10.     SHARE REPURCHASE PROGRAM

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of our management. During the three months ended March 31, 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

11.     RELATED PARTY TRANSACTIONS

During March 2000, we sold a property to the brother-in-law of a current Trustee of the Company, for a total sales price of $2.8 million, resulting in a gain on sale of assets. The property was originally acquired in February 1998 from an entity related to the Trustee and members of his family.


12.     SUBSEQUENT EVENTS

Declaration of Dividend

On April 26, 2000, we declared a dividend of $0.365 per share, which will be paid on May 19, 2000 to shareholders of record as of May 10, 2000.

Dividend Reinvestment and Share Purchase Plan

During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan (the "Plan"). Under the Plan, current shareholders and holders of Units ("unitholders") are permitted to designate all, a portion or none of their existing shares for reinvestment in more shares of common stock through the Dividend Reinvestment Program of the Plan. The Plan also provides both new investors and existing shareholders and unitholders with a method to purchase shares of common stock under the Share Purchase Program of the Plan. The Plan permits current shareholders, unitholders and new investors to invest a minimum of $500 up to a maximum of $10,000 in common shares per month. With respect to reinvested dividends and direct purchases of common shares up to $10,000, shares of common stock will be purchased at a discount ranging from 0% to 5% (currently 3%) from market price, as more fully described in the Prospectus relating to the Plan. The Plan also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as more fully described in the Prospectus relating to the Plan.

Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the Plan. At present, the Company anticipates that all common shares purchased will be purchased directly from the Company.

                             CAPITAL AUTOMOTIVE REIT
           ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31,
                            2000 AND MARCH 31, 1999


The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchanged Act"). Also, documents that we subsequently file with the Securities and Exchange Commission and that are incorporated by reference herein will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the following summary of "Business Risks" describe forward-looking information. The Business Risks that are described are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company's Form 8-K/A filed on January 19, 2000. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

- risks that our tenants will not pay rent or that our operating costs will be higher than expected;

-       risks of interest rate fluctuations impacting future acquisitions;

-       risks that additional acquisitions may not be consummated; and

- environmental and other risks associated with the acquisition and leasing of automotive properties.

Given these uncertainties, readers are cautioned not to place value reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them.


OVERVIEW

Our primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. As of March 31, 2000, we owned 230 dealership properties, in which 351 automotive franchises reside, with a total investment of approximately $944.2 million. These properties total approximately 8.1 million square feet of buildings and improvements on 1,302 acres of land and are located in 27 states.

Substantially all of our properties are leased pursuant to long-term triple-net leases, under which the tenants typically pay substantially all operating expenses of a property, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. The initial lease terms generally range from ten to 20 years, with an average initial lease term of approximately 13.3 years, and have options to renew upon the same terms and conditions for one or more additional periods of five to ten years (ranging from a total of ten to 40 years). The renewal options are exercisable at the option of the tenant. Our portfolio weighted average initial cap rate at March 31, 2000 was approximately 10.5%, which is calculated as the percentage of the initial annual base rent over the purchase price paid to the sellers for the related properties.

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


FIRST QUARTER ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2000, we closed on approximately $12.8 million in real estate, which included the acquisition of two dealership properties. Consideration for the real estate consisted of $8.4 million in mortgage debt issued during the first quarter of 2000 and the remainder from a combination of funds drawn down on our revolving credit facility and cash on hand. Both dealership properties acquired are leased to an affiliate of an existing tenant utilizing a floating cap rate. Under the floating cap rate lease program, rental payments are adjusted monthly based upon a spread over the 30-day LIBOR. The tenant has the ability to fix the lease rate during the initial lease term. The lease is substantially match funded with long-term, floating rate debt. The properties acquired total approximately 124,000 square feet of buildings and improvements on approximately 22 acres of land and are located in the state of Alabama. The properties have an initial lease term of 15 years and have two renewal options of five years each. In addition, during the three months ended March 31, 2000, we sold two properties for approximately $5.0 million, which resulted in a gain on sale of the assets of approximately $294,000.


RESULTS OF OPERATIONS

Rental revenue for the three months ended March 31, 2000, increased 70% to $24.7 million, as compared to $14.6 million for the same quarter in 1999. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions (230 properties as of March 31, 2000 versus 142 properties as of March 31, 1999), from which we generate our rental income. In addition, included in rental revenue for the three months ended March 31, 2000 was straight-lined rents totaling $510,000, or $0.02 per share. During the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for leases with fixed minimum escalators. The effect on prior years was not material.

Interest and other income for the three months ended March 31, 2000, increased 112% to $457,000 from $216,000 for the same quarter in 1999. The increase was primarily attributable to a $294,000 gain on the sale of properties during the first quarter of 2000, partially offset by a decrease in interest earned on temporary investments.

Depreciation and amortization for the three months ended March 31, 2000 increased 12% to $4.3 million from $3.8 million for the same quarter in 1999 and consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 that were being depreciated over 20 years. During the third quarter of 1999, we reviewed the age and estimated remaining useful life of each of our properties in our real estate portfolio that we acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the estimated remaining useful lives. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change decreased depreciation expense on the assets acquired prior to 1999 by approximately $1.1 million for the three months ended March 31, 2000 as compared to the same quarter in 1999.

General and administrative expenses for the three months ended March 31, 2000 decreased 12% to $1.7 million, as compared to $1.9 million for the same quarter in 1999. The decrease is primarily due to decreased payroll and related benefits attributable to staffing reductions throughout 1999, the closing of the Chicago office during the second quarter of 1999 and the reduction in advertising expenses.

Interest expense for the three months ended March 31, 2000 increased to $10.2 million from $3.3 million for the same quarter in 1999. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities). Debt outstanding as of March 31, 2000 was approximately $515.8 million (consisting of approximately $488.9 million of fixed rate indebtedness and approximately $26.9 million of variable rate indebtedness) compared to $181.9 million (consisting of approximately $161.9 million of fixed rate indebtedness and approximately $20.0 million of variable rate indebtedness) as of March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents were $4.6 million and $11.9 million at March 31, 2000 and December 31, 1999, respectively. The changes in cash and cash equivalents during the three months ended March 31, 2000 and 1999 were attributable to operating, investing and financing activities, as described below.

Cash flow provided by operating activities for the three months ended March 31, 2000 and 1999 was $7.4 million and $6.6 million, respectively, and represents, in both years, cash received from rents under long-term triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding. Cash used in investing activities for the three months ended March 31, 2000 and 1999 was $8.3 million and $83.7 million, respectively, and primarily reflects the acquisition of dealership properties, net of sales during those periods. Cash used in financing activities for the three months ended March 31, 2000 was $6.3 million and primarily reflects the repurchase of common shares totaling $9.9 million, the payment of mortgage principal payments totaling $2.7 million and the distributions made to shareholders and limited partners during the period totaling $10.8 million. This was partially offset by the proceeds from a mortgage loan that closed during the period totaling $8.4 million and $8.6 million of proceeds from bank borrowings. Cash flow from financing activities for the three months ended March 31, 1999 was $10.9 million and primarily reflects the $20 million of proceeds from bank borrowings during that period partially offset by distributions made to shareholders and limited partners during the period totaling $9.0 million.


Mortgage Indebtedness

As of March 31, 2000, we had mortgage indebtedness totaling approximately $507.2 million secured by approximately 200 dealership properties we owned. The following is a summary of our mortgage debt as of March 31, 2000 and December 31, 1999:


                                                                                Balances                  Balances
                                                       Original Debt        Outstanding as of         Outstanding as of
               Description of Debt                         Issued            March 31, 2000           December 31, 1999
--------------------------------------------------    -----------------    --------------------      --------------------
7.50% Fixed rate debt due 1/20/03                         $   12,000              $   11,637                $   11,730
7.59% Fixed rate debt due 12/1/08                             38,050                  37,947                    38,050
7.635% Fixed rate debt due 10/1/14                           111,950                 106,711                   107,675
8.05% Fixed rate debt due 10/1/14                             85,000                  83,799                    84,528
7.54% Fixed rate debt due 7/6/11                             100,000                  98,824                    99,527
8.03% Fixed rate debt due 9/29/11                            150,000                 150,000                   150,000
(1) Floating rate debt due 12/22/09                           10,000                   9,900                    10,000
(2) Floating rate debt due 03/02/10                            8,400                   8,400                        --
                                                      -----------------    --------------------      --------------------
    Total .......................................          $ 515,400               $ 507,218                $ 501,510
                                                      =================    ====================      ====================

                                                        Effective
                                                        Interest            Amortization
               Description of Debt                        Rate*               Schedule
--------------------------------------------------    --------------    ---------------------
7.50% Fixed rate debt due 1/20/03                           7.75%            20 year
7.59% Fixed rate debt due 12/1/08                           7.98%            17 year
7.635% Fixed rate debt due 10/1/14                          7.92%            15 year
8.05% Fixed rate debt due 10/1/14                           8.32%            15 year
7.54% Fixed rate debt due 7/6/11                            7.70%            25 year
8.03% Fixed rate debt due 9/29/11                           8.08%            25 year
(1) Floating rate debt due 12/22/09                         8.57%              (1)
(2) Floating rate debt due 03/02/10                         7.89%              (2)

         *  Includes deferred loan fees amortized over the life of the loans.

(1) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended March 31, 2000 was 8.40%. The terms of the loan require quarterly principal payments of $100,000 and quarterly interest payments.

(2) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended March 31, 2000 was 7.77%. The terms of the loan require quarterly principal payments of $84,000 and quarterly interest payments. The loan is secured by mortgages on the two properties acquired during the three months ended March 31, 2000, which as of March 31, 2000, have an aggregate net book value of approximately $11.5 million. There is one financial covenant limiting our total debt to 65% of our assets, as defined in the loan agreement. There are negative covenants relating to customary items such as operation and maintenance of properties securing the loan and limitations on issuing additional indebtedness at the subsidiary level.

As of March 31, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness.

Short-Term Financing

As of March 31, 2000, we had a $50 million revolving secured credit facility from a financial institution, under which $8.6 million was outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points. The weighted average interest rate for the quarter ended March 31, 2000 was 7.71%. The effective interest rate for the quarter ended March 31, 2000 was 8.10%. As of March 31, 2000, we were in compliance with the loan covenants.


During the first quarter of 2000, we executed an agreement with a financial institution for a $100 million secured revolving credit facility under which no amounts were outstanding as of March 31, 2000. The proceeds are to be used to fund future acquisitions on a short-term basis and will be repaid with the issuance of long-term debt. Borrowings will require monthly interest payments at a floating rate equal to 225 basis points above the 30-day LIBOR rate and repayment of principal within 150 days. The term of the agreement is one year and is renewable annually. The facility contains financial covenants that we must comply with annually, such as the maintenance of a consolidated debt service coverage ratio of 1.5 to 1.0 and a limitation on our debt to 75% of our total assets, as defined in the loan agreement. As of March 31, 2000, we were in compliance with the loan covenants.


Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, distributions to shareholders and unitholders, and amounts required for additional property acquisitions. We expect to meet these requirements (other than amounts required for additional property acquisitions) through cash flow provided by operating activities. We anticipate that any additional acquisition of properties during the next 12 months will be funded with amounts available under our existing secured credit facilities and with future long-term secured and unsecured debt. Acquisitions will be made subject to our investment objectives and policies to maximize both current income and long-term growth in income.

As of March 31, 2000, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Our liquidity requirements with respect to future acquisitions may be reduced to the extent that we use Units as consideration for such purchases.

We have adopted a policy to limit debt to approximately 65% of our assets (total assets plus accumulated depreciation). As of March 31, 2000, our debt was approximately 53% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval.

In light of our current debt to asset ratio, we are able to obtain additional financing for our short-term and long-term capital needs without exceeding our debt to asset ratio policy. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.


YEAR 2000 UPDATE

In 1999, we discussed the nature and progress of our plans to confront year 2000 issues. In late 1999, we completed our remediation and testing of our software applications and hardware systems. As a result of those planning and implementation efforts, we experienced no material information technology or non-information technology systems problems, and we believe those systems successfully responded to the year 2000 date change. We did not incur significant costs in designing and implementing our year 2000 plan, nor did we incur significant costs in modifying our existing software applications, replacing hardware or hiring consultants in resolving year 2000 issues. In addition, we are not aware that any of our tenants or third parties with whom we conduct business experienced any material systems problems related to year 2000 issues. We will continue to monitor our information technology and non-information technology systems and those of our tenants and third parties with whom we conduct business throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Although management does not anticipate any additional expenditures relating to year 2000 issues, there can be no assurance as to the magnitude of any future costs until significant time has past.


FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. To conform to NAREIT's revised FFO definition adopted in 1999, we began in the first quarter of 2000 including straight-lined rents in the calculation of FFO. Prior to the first quarter of 2000, we excluded straight-lined rents from the FFO calculation. We began straight-lining rents on a prospective basis in the third quarter of 1999, therefore the revised definition has no impact on FFO for the three months ended March 31, 1999. The effect of straight-lined rents on prior years was not material.

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

FFO for the three months ended March 31, 2000 and 1999 is computed as follows (in thousands):

                                                                                                  2000                    1999
                                                                                                  ----                    ----

                   Net Income before Minority Interest                                          $ 8,952                 $ 5,774

                   Real Estate Depreciation and Amortization                                      4,287                   3,820

                   Gain on Sale of Assets                                                         (294)                       -

                   Funds From Operations                                                        $12,945                 $ 9,594
                                                                                                =======                 =======

                   Weighted Average Number of Common
                      Shares and Units Used to Compute
                      Basic FFO per Share                                                        29,392                 28,274
                                                                                                 ======                 ======

                   Weighted Average Number of Common
                      Shares and Units Used to Compute
                      Fully Diluted FFO per Share                                                29,469                 28,274
                                                                                                 ======                 ======



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations.

Since December 31, 1999, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999 except as described below.

During the three months ended March 31, 2000, our fixed-rate debt decreased from $491.5 million at December 31, 1999 to $488.9 million as of March 31, 2000. Interest rate fluctuations will affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at March 31, 2000 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $30.0 million. During the three months ended March 31, 2000, our variable-rate debt increased from $10.0 million as of December 31, 1999 to $26.9 million as of March 31, 2000. Interest rate fluctuations will effect our annual interest expense on our variable rate debt. If interest rates on our variable rate debt instruments outstanding at March 31, 2000, had been one percent higher, our annual interest expense relating to that debt instrument would have increased by $269,000 based on balances at March 31, 2000.

                             CAPITAL AUTOMOTIVE REIT
                            PART II-OTHER INFORMATION



Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

The Company has not sold any common shares of beneficial interest, par value $.01 per share ("Common Shares"), during the three-month period ended March 31, 2000.

Share Repurchase Program. During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of our management. During the three months ended March 31, 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

Dividend Reinvestment and Share Purchase Plan. During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan (the "Plan"). Under the Plan, current shareholders and unitholders are permitted to designate all, a portion or none of their existing shares for reinvestment in more shares of common stock through the Dividend Reinvestment Program of the Plan. The Plan also provides both new investors and existing shareholders and unitholders with a method to purchase shares of common stock under the Share Purchase Program of the Plan. The Plan permits current shareholders, unitholders and new investors to invest a minimum of $500 up to a maximum of $10,000 in common shares per month. With respect to reinvested dividends and direct purchases of common shares up to $10,000, shares of common stock will be purchased at a discount ranging from 0% to 5% (currently 3%) from market price, as more fully described in the Prospectus relating to the Plan. The Plan also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as more fully described in the Prospectus relating to the Plan.

Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the Plan. At present, the Company anticipates that all common shares purchased will be purchased directly from the Company.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

        10.43 Credit Agreement dated as of March 22, 2000 by and among General Motors Acceptance Corporation, as Lender and Capital Automotive, L.P. and certain of its subsidiaries, as Borrowers.

        27     Financial Data Schedule

(b)     Reports on Form 8-K

Not applicable

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


                            CAPITAL AUTOMOTIVE REIT
                            (Registrant)



                            BY:    /s/  Thomas D. Eckert
                                   -------------------------------------
                                   Thomas D. Eckert
                                   President and Chief Executive Officer
                                   (principal executive officer)



                            BY:   /s/  David S. Kay
                                  ------------------------------------------
                                  David S. Kay
                                  Vice President and Chief Financial Officer
                                  (principal financial and accounting officer)


Dated:  May 10, 2000
        -------------