Form 10-Q
period 2000-06-30
CAPITAL AUTOMOTIVE REIT
filed 2000-08-11
CIK 1049316

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ___________.


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

Number of common shares of beneficial interest outstanding as of July 31, 2000 was 20,771,646.

                             CAPITAL AUTOMOTIVE REIT
                                    FORM 10-Q
                                      INDEX


                                                                                          Page No.
                                                                                          -------

Part I - Financial Information

         Item 1 - Financial Statements

           Consolidated Balance Sheets - June 30, 2000 (unaudited) and
               December 31, 1999.                                                             3

           Consolidated Statements of Operations (unaudited) - three months
               and six months ended June 30, 2000 and June 30, 1999.                          4

           Consolidated Statements of Cash Flows (unaudited) - six months
               ended June 30, 2000 and June 30, 1999.                                         5

           Notes to Consolidated Financial Statements (unaudited)                           6 - 11

         Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                       12 - 18

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                 18

Part II - Other Information

         Item 1 - Legal Proceedings                                                          19

         Item 2 - Changes in Securities                                                      19

         Item 3 - Defaults Upon Senior Securities                                            19

         Item 4 - Submission of Matters to Vote to Security Holders                        19 - 20

         Item 5 - Other Information                                                          20

         Item 6 - Exhibits and Reports on Form 8-K                                           20

Signatures                                                                                   21

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                             CAPITAL AUTOMOTIVE REIT
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      2000            1999
                                                                                 -------------    -------------
                                                                                  (UNAUDITED)
ASSETS
Real estate:
  Land                                                                           $     427,214    $     423,757
  Buildings and improvements                                                           524,531          511,768
  Accumulated depreciation                                                             (29,669)         (21,202)
                                                                                 -------------    -------------
                                                                                       922,076          914,323

Cash and cash equivalents                                                                5,468           11,886

Other assets, net                                                                       15,677           16,350
                                                                                 -------------    -------------
    TOTAL ASSETS                                                                 $     943,221    $     942,559
                                                                                 =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage loans                                                                   $     508,631    $     501,510
Borrowings under credit facilities                                                       9,500              -
Accounts payable and accrued expenses                                                    7,025           21,298
Security deposits payable                                                                5,012            4,768
                                                                                 -------------    -------------
    TOTAL LIABILITIES                                                                  530,168          527,576
                                                                                 -------------    -------------

Minority Interest                                                                      118,249          115,384

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                                                    -                -
Common shares, $.01 par value; $100 million authorized shares;
    24,831,305 issued shares at June 30, 2000 and 24,792,115 issued
    shares at December 31, 1999                                                            248              248
Additional paid-in-capital                                                             344,897          344,981
Accumulated deficit                                                                     (7,007)         (12,159)
Less treasury shares at cost, 4,084,700 at June 30, 2000 and
    3,184,700 at December 31, 1999                                                     (43,334)         (33,471)
                                                                                 -------------    -------------
     TOTAL SHAREHOLDERS' EQUITY                                                        294,804          299,599
                                                                                 -------------    -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $     943,221    $     942,559
                                                                                 =============    =============

See accompanying notes to consolidated financial statements.

                            CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                       2000                1999                2000                1999
                                                    -----------         -----------         -----------         -----------

Revenue:
Rental                                              $    25,048         $    15,677         $    49,766         $    30,249
Interest and other                                          217                 221                 674                 437
                                                    -----------         -----------         -----------         -----------
    Total revenue                                        25,265              15,898              50,440              30,686
                                                    -----------         -----------         -----------         -----------

Expenses:
Depreciation and amortization                             4,343               3,834               8,654               7,679
General and administrative                                1,659               1,733               3,324               3,627
Interest                                                 10,385               3,725              20,632               7,000
                                                    -----------         -----------         -----------         -----------
    Total expenses                                       16,387               9,292              32,610              18,306
                                                    -----------         -----------         -----------         -----------

Net income before minority interest                       8,878               6,606              17,830              12,380
Minority interest                                        (2,533)             (1,641)             (5,092)             (3,026)
                                                    -----------         -----------         -----------         -----------

Net income                                          $     6,345         $     4,965         $    12,738         $     9,354
                                                    ===========         ===========         ===========         ===========


Shares of common stock outstanding used to
  compute basic earnings per share                       20,721              21,607              20,896              21,607
                                                    ===========         ===========         ===========         ===========

Basic earnings per share                            $      0.31         $      0.23         $      0.61         $      0.43
                                                    ===========         ===========         ===========         ===========

Shares of common stock outstanding used to
  compute diluted earnings per share                     20,931              21,630              21,040              21,619
                                                    ===========         ===========         ===========         ===========

Diluted earnings per share                          $      0.30         $      0.23         $      0.61         $      0.43
                                                    ===========         ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                   2000                     1999
                                                                                -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    12,738              $     9,354
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                         9,191                    7,903
Income applicable to minority interest                                                5,092                    3,026
Increase in other assets                                                               (398)                  (2,735)
Increase (decrease) in accounts payable and accrued expenses                         (3,245)                     880
Increase in security deposits payable                                                   244                      761

                                                                                -----------              -----------
   Net cash provided by operating activities                                         23,622                   19,189
                                                                                -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals                                   (13)                     (30)
Real estate acquisitions, net of sales                                              (15,859)                (126,971)
                                                                                -----------              -----------
   Net cash used in investing activities                                            (15,872)                (127,001)
                                                                                -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                                                        14,200                   62,000
Proceeds from mortgage loans                                                         12,400                      -
Repayment of bank borrowings                                                         (4,700)                     -
Mortgage principal payments                                                          (5,279)                    (132)
Payment of cash dividend                                                            (15,365)                 (14,057)
Payment of partner distribution                                                      (6,033)                  (4,278)
Purchase of treasury shares                                                          (9,863)                     -
Issuance of common shares, net of fees                                                  472                      (93)
                                                                                -----------              -----------
   Net cash (used in) provided by financing activities                              (14,168)                  43,440
                                                                                -----------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (6,418)                 (64,372)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     11,886                   72,106
                                                                                -----------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     5,468              $     7,734
                                                                                ===========              ===========


SUPPLEMENTAL DATA:

Real estate acquisitions in exchange for equity issuance                        $       -                $     8,379
                                                                                ===========              ===========

Interest paid during the period                                                 $    25,059              $     5,787
                                                                                ===========              ===========



See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. As of June 30, 2000, the Company held a 71.4% general partnership interest in the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us," "our," refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or its directly and indirectly owned subsidiaries.

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


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


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

Deferred Loan Costs

Included in other assets are costs incurred in connection with obtaining our revolving secured credit facilities and issuance of mortgage notes through June 30, 2000, which are amortized over the terms of the respective credit facilities or notes on a straight-line basis (which approximates the effective interest method).

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial term of the lease. These costs, net of accumulated amortization, are included in other assets. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

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

3.      ACQUISITIONS AND DISPOSITIONS

During the three months ended June 30, 2000, we closed on approximately $7.5 million in real estate, which included the acquisition of two dealership properties leased to an existing tenant. Consideration for the real estate consisted of $4.0 million in mortgage debt obtained during the second quarter of 2000 and the remainder from a combination of funds drawn down on our revolving credit facility and cash on hand. The properties acquired total approximately 29,000 square feet of buildings and improvements on approximately 3.6 acres of land and are located in the state of Illinois. The leases for the properties have initial terms of 15 years and have two renewal options of ten years each.

As of June 30, 2000, we owned 231 dealership properties, in which 353 automotive franchises reside, with a total investment of approximately $951.7 million. These properties total approximately 8.1 million square feet of buildings and improvements on 1,304 acres of land and are located in 27 states. These properties have initial lease terms generally ranging from ten to 20 years with a weighted average initial lease term of approximately 13.3 years, and have renewal options (ranging from a total of ten to 40 years). The renewal options are exercisable at the option of the tenant.


4.      EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, options and warrants. For the three months and six months ended June 30, 2000, there were 210,000 and 144,000 common equivalent shares outstanding, respectively. For the three months and six months ended June 30, 1999, there were 23,000 and 12,000 common equivalent shares outstanding, respectively.

5.      MORTGAGE LOANS

As of June 30, 2000, we had mortgage indebtedness totaling approximately $508.6 million secured by approximately 200 of our dealership properties. The following is a summary of our mortgage debt as of June 30, 2000 and December 31, 1999:


                                                                                   Balances
                                                             Balances           Outstanding as      Effective
                                       Original Debt      Outstanding as        of December 31,      Interest        Amortization
            Description of Debt            Issued        of June 30, 2000            1999             Rate*            Schedule
-------------------------------------  ---------------   ------------------    ------------------  -------------   ----------------
7.50% Fixed rate debt due 1/20/03          $ 12,000             $ 11,565              $ 11,730          7.75%          20 year
7.59% Fixed rate debt due 12/1/08            38,050               37,674                38,050          7.99%          17 year
7.635% Fixed rate debt due 10/1/14          111,950              105,750               107,675          7.93%          15 year
8.05% Fixed rate debt due 10/1/14            85,000               83,074                84,528          8.32%          15 year
7.54% Fixed rate debt due 7/6/11            100,000               98,452                99,527          7.71%          25 year
8.03% Fixed rate debt due 9/29/11           150,000              150,000               150,000          8.08%          25 year
(1) Floating rate debt due 12/22/09          10,000                9,800                10,000          8.19%            (1)
(2) Floating rate debt due 03/02/10           8,400                8,316                    --          8.04%            (2)
(3) Floating rate debt due 06/15/10           4,000                4,000                    --          8.64%            (3)
                                       ---------------   ------------------    ------------------
    Total ...........................     $ 519,400            $ 508,631             $ 501,510
                                       ===============   ==================    ==================


      * Includes deferred loan fees amortized over the life of the loans.

(1) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended June 30, 2000 was 8.02%. The terms of the loan require quarterly principal payments of $100,000 and quarterly interest payments.

(2) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended June 30, 2000 was 7.92%. The terms of the loan require quarterly principal payments of $84,000 and quarterly interest payments.

(3) The loan bears interest at a variable rate equal to 215 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended June 30, 2000 was 8.64%. The terms of the loan require quarterly principal payments of $40,000 and quarterly interest payments. The loan is secured by mortgages on the two properties acquired during the three months ended June 30, 2000, which as of June 30, 2000, have an aggregate net book value of approximately $5.7 million. There is one financial covenant limiting our total debt to 65% of our assets, as defined in the loan agreement. There are negative covenants relating to customary items such as operation and maintenance of properties securing the loan and limitations on issuing additional indebtedness at the subsidiary level.

As of June 30, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness.


6.    CREDIT FACILITIES

As of June 30, 2000, we had a $50 million revolving partially secured credit facility from a financial institution, under which $9.5 million was outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points. The weighted average interest rate for the quarter ended June 30, 2000 was 8.16%. The effective interest rate

(which includes debt issuance costs) for the quarter ended June 30, 2000 was 8.57%. As of June 30, 2000, we were in compliance with the loan covenants.

As of June 30, 2000, we had a $100 million secured revolving credit facility from a financial institution under which no amounts were outstanding. The facility has a one-year term, which terminates on March 21, 2001 and is renewable annually. Borrowings require monthly interest payments at a floating rate equal to 225 basis points above the 30-day LIBOR rate and repayment of principal within 150 days. As of June 30, 2000, we were in compliance with the loan covenants.


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


8.      MINORITY INTEREST

Minority interest is calculated at approximately 28.6% of the Operating Partnership's partners' capital as of June 30, 2000 and 28.5% of the Operating Partnership's partners' net income for the three months ended June 30, 2000 and 28.6% for the six months ended June 30, 2000. The ownership of the Operating Partnership as of June 30, 2000 is as follows (units of limited partnership interest in the Operating Partnership ("Units"), in thousands):

                                                     Units       Percent
                                                  -----------   ----------

Partners' capital:
      Limited Partners                               8,321.6       28.6%
      The Company                                   20,746.6       71.4%
                                                    ---------     ------

        Total                                       29,068.2     100.0%
                                                   =========     ======


9.      401(K) PLAN

During 1998, we adopted the Capital Automotive L.P. Employee 401 (k) Plan (the "401(k) Plan"). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan at the discretion of management. During December 1999, we approved a 20% match of the participant's elected deferral contribution during 2000 (subject to maximum limits). Our matching contribution vests ratably over five years from each employee's date of service.

10.   DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan (the "Plan"). Under the Plan, current shareholders and holders of Units ("unitholders") are permitted to elect to reinvest all, a portion or none of their cash dividends into more shares of common stock through the Dividend Reinvestment Program of the Plan. The Plan also provides both new investors and existing shareholders and unitholders with a method to purchase shares of common stock under the Share Purchase Program of the Plan. The Plan permits current shareholders, unitholders and new investors to invest a minimum of $500 up to a maximum of $10,000 in common shares per month. With respect to reinvested dividends and direct purchases of common shares up to $10,000, shares of common stock will be purchased at a discount ranging from 0% to 5% (currently 3%) from market price, as more fully described in the Prospectus relating to the Plan. The Plan also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as more fully described in the Prospectus relating to the Plan.

Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the Plan. At present, the Company anticipates that all common shares purchased will be purchased directly from the Company. For the three months ended June 30, 2000, we issued 21,287 common shares under the Share Purchase Program of the Plan and received $291,000 in proceeds.


11.   SUBSEQUENT EVENTS

Declaration of Dividend

On July 24, 2000, we declared a dividend of $0.3725 per share, which will be paid on August 18, 2000 to shareholders of record as of August 10, 2000.

                             CAPITAL AUTOMOTIVE REIT
           ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS
                     ENDED JUNE 30, 2000 AND JUNE 30, 1999


The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Also, documents that we subsequently file with the Securities and Exchange Commission and that are incorporated by reference herein will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made therein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company's Form 8-K/A filed on January 19, 2000. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

        - risks that our tenants will not pay rent or that our operating costs will be higher than expected;

        - risks of interest rate fluctuations impacting future acquisitions;

        -       risks that additional acquisitions may not be consummated; and

        - environmental and other risks associated with the acquisition and leasing of automotive properties.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them.


OVERVIEW

Our primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. As of June 30, 2000, we owned 231 dealership properties, in which 353 automotive franchises reside, with a total investment of approximately $951.7 million. These properties total approximately 8.1 million square feet of buildings and improvements on 1,304 acres of land and are located in 27 states.

Substantially all of our properties are leased pursuant to long-term triple-net leases, under which the tenants typically pay substantially all operating expenses of a property, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. The initial lease terms generally range from ten to 20 years, with a weighted average initial lease term of approximately 13.3 years, and have options to renew upon the same terms and conditions for one or more additional periods of five to ten years (ranging from a total of ten to 40 years). The renewal options are exercisable at the option of the tenant. Our portfolio weighted average initial cap rate at June 30, 2000 was approximately 10.5%, which is calculated as the percentage of the initial annual base rent over the purchase price paid to the sellers for the related properties.

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


SECOND QUARTER ACQUISITIONS

During the three months ended June 30, 2000, we closed on approximately $7.5 million in real estate, which included the acquisition of two dealership properties leased to an existing tenant. Consideration for the real estate consisted of $4.0 million in mortgage debt obtained during the second quarter of 2000 and the remainder from a combination of funds drawn down on our revolving credit facility and cash on hand. The properties acquired total approximately 29,000 square feet of buildings and improvements on approximately 3.6 acres of land and are located in the state of Illinois. The leases for the properties have initial terms of 15 years and have two renewal options of ten years each.


RESULTS OF OPERATIONS

Rental revenue for the three months ended June 30, 2000, increased 60% to $25.0 million, as compared to $15.7 million for the same quarter in 1999. Rental revenue for the six months ended June 30, 2000, increased 65% to $49.8 million, as compared to $30.2 million for the same period in 1999. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions (231 properties as of June 30, 2000 versus 154 properties as of June 30, 1999), from which we generate our rental income. In addition, included in rental revenue for the three months and six months ended June 30, 2000 were straight-lined rents totaling $519,000 and $1.0 million, respectively. During the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for leases with fixed minimum escalators. The effect on prior years was not material.

Interest and other income for the three months ended June 30, 2000, decreased 2% to $217,000 from $221,000 for the same quarter in 1999. Interest and other income for the six months ended June 30, 2000, increased 54% to $674,000 from $437,000 for the same period of 1999. The increase for the six months ended June 30, 2000 was primarily attributable to a $294,000 gain on the sale of properties during the first quarter of 2000, partially offset by a decrease in interest earned on temporary investments.

Depreciation and amortization for the three months ended June 30, 2000 increased 13% to $4.3 million from $3.8 million for the same quarter in 1999. Depreciation and amortization for the six months ended June 30, 2000 increased 13% to $8.7 million from $7.7 million for the same period in 1999. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 and that were being depreciated over 20 years. During the third quarter of 1999, we reviewed the age and estimated remaining useful life of each of our properties in our real estate portfolio that we acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the estimated remaining useful lives. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change decreased depreciation expense on the assets acquired prior to 1999 by approximately $1.1 million for the three months ended June 30, 2000 and $2.2 million for the six months ended June 30, 2000 as compared to the same period in 1999.

General and administrative expenses for the three months ended June 30, 2000 decreased 4% to $1.66 million, as compared to $1.73 million for the same quarter in 1999. General and administrative expenses for the six months ended June 30, 2000 decreased 8% to $3.3 million, as compared to $3.6 million for the same period in 1999. The decrease is primarily due to decreased payroll and related benefits attributable to staffing reductions throughout 1999 and the reduction in advertising expenses.

Interest expense for the three months ended June 30, 2000 increased to $10.4 million from $3.7 million for the same quarter in 1999. Interest expense for the six months ended June 30, 2000 increased to $20.6 million from $7.0 million for the same period in 1999. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities) which was obtained to finance the acquisition of properties and the repurchase of our common shares. Debt outstanding as of June 30, 2000 was approximately $518.1 million (consisting of approximately $508.6 million of mortgage debt and approximately $9.5 million of borrowings under our credit facilities) compared to $223.9 million (consisting of approximately $161.9 million of mortgage debt and approximately $62.0 million of borrowings under our credit facility) as of June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents were $5.5 million and $7.7 million at June 30, 2000 and June 30, 1999, respectively. The changes in cash and cash equivalents during the six months ended June 30, 2000 and 1999 were attributable to operating, investing and financing activities, as described below.

Cash provided by operating activities for the six months ended June 30, 2000 and 1999 was $23.6 million and $19.2 million, respectively, and represents, in both years, cash received from rents under long-term triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding. Cash used in investing activities for the six months ended June 30, 2000 and 1999 was $15.9 million and $127.0 million, respectively, and primarily reflects the acquisition of dealership properties, net of sales during those periods. Cash used in financing activities for the six months ended June 30, 2000 was $14.2 million and primarily reflects the repurchase of common shares totaling $9.9 million, the payment of mortgage principal payments totaling $5.3 million, the repayment of bank borrowings totaling $4.7 million and the distributions made to shareholders and limited partners during the period totaling $21.4 million. This was partially offset by the proceeds from mortgage loans that closed during the period totaling $12.4 million and $14.2 million of proceeds from bank borrowings. Cash provided by financing activities for the six months ended June 30, 1999 was $43.4 million and primarily reflects the $62.0 million of proceeds from bank borrowings during that period partially offset by distributions made to shareholders and limited partners during the period totaling $18.3 million.


Mortgage Indebtedness

As of June 30, 2000, we had mortgage indebtedness totaling approximately $508.6 million secured by approximately 200 of our dealership properties. The following is a summary of our mortgage debt as of June 30, 2000 and December 31, 1999:

                                                                                   Balances
                                                             Balances           Outstanding as      Effective
                                       Original Debt      Outstanding as        of December 31,      Interest        Amortization
            Description of Debt            Issued        of June 30, 2000            1999             Rate*            Schedule
-------------------------------------  ---------------   ------------------    ------------------  -------------   ----------------
7.50% Fixed rate debt due 1/20/03          $ 12,000             $ 11,565              $ 11,730          7.75%          20 year
7.59% Fixed rate debt due 12/1/08            38,050               37,674                38,050          7.99%          17 year
7.635% Fixed rate debt due 10/1/14          111,950              105,750               107,675          7.93%          15 year
8.05% Fixed rate debt due 10/1/14            85,000               83,074                84,528          8.32%          15 year
7.54% Fixed rate debt due 7/6/11            100,000               98,452                99,527          7.71%          25 year
8.03% Fixed rate debt due 9/29/11           150,000              150,000               150,000          8.08%          25 year
(1) Floating rate debt due 12/22/09          10,000                9,800                10,000          8.19%            (1)
(2) Floating rate debt due 03/02/10           8,400                8,316                    --          8.04%            (2)
(3) Floating rate debt due 06/15/10           4,000                4,000                    --          8.64%            (3)
                                       ---------------   ------------------    ------------------
    Total ...........................     $ 519,400            $ 508,631             $ 501,510
                                       ===============   ==================    ==================



    * Includes deferred loan fees amortized over the life of the loans.


(1) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended June 30, 2000 was 8.02%. The terms of the loan require quarterly principal payments of $100,000 and quarterly interest payments.

(2) The loan bears interest at a variable rate equal to 200 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended June 30, 2000 was 7.92%. The terms of the loan require quarterly principal payments of $84,000 and quarterly interest payments.

(3) The loan bears interest at a variable rate equal to 215 basis points per annum above the A1-P1 Commercial Paper Rate. The weighted average interest rate for the quarter ended June 30, 2000 was 8.64%. The terms of the loan require quarterly principal payments of $40,000 and quarterly interest payments. The loan is secured by mortgages on the two properties acquired during the three months ended June 30, 2000, which as of June 30, 2000, have an aggregate net book value of approximately $5.7 million. There is one financial covenant limiting our total debt to 65% of our assets, as defined in the loan agreement. There are negative covenants relating to customary items such as operation and maintenance of properties securing the loan and limitations on issuing additional indebtedness at the subsidiary level.

As of June 30, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness.


Credit Facilities

As of June 30, 2000, we had a $50 million revolving partially secured credit facility from a financial institution, under which $9.5 million was outstanding. The facility has a three-year term and terminates on March 3, 2002. The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points. The weighted average interest rate for the quarter ended June 30, 2000 was 8.16%. The effective interest rate (which includes debt issuance costs) for the quarter ended June 30, 2000 was 8.57%. As of June 30, 2000, we were in compliance with the loan covenants.

As of June 30, 2000, we had a $100 million secured revolving credit facility from a financial institution under which no amounts were outstanding. The facility has a one-year term, which terminates on March 21, 2001 and is renewable annually. Borrowings require monthly interest payments at a floating rate equal to 225 basis points above the 30-day LIBOR rate and repayment of principal within 150 days. As of June 30, 2000, we were in compliance with the loan covenants.


Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and unitholders, and amounts required for additional property acquisitions. We expect to meet these requirements (other than amounts required for additional property acquisitions) through cash flow provided by operating activities. We anticipate that any additional acquisition of properties during the next 12 months will be funded with amounts available under our existing credit facilities, with future long-term secured and unsecured debt and the issuance of common or preferred equity or Units. Acquisitions will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

During the second quarter, we issued a commitment to Sonic Automotive, Inc. and affiliates ("Sonic") to purchase on an as needed basis a minimum of $75 million in dealership properties by the end of 2000. These dealership properties may be recently constructed dealerships or may be associated with Sonic's future acquisitions of dealership operations. The dealership properties that may be purchased under this commitment will be leased back to Sonic utilizing a "floating cap rate lease program". Under this program, rental payments are adjusted monthly based upon a spread over the 30 day LIBOR. The cap rate may be fixed at the option of the tenant for the remainder of the lease term.

As of June 30, 2000, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Our liquidity requirements with respect to future acquisitions may be reduced to the extent that we use Units as consideration for such purchases.

We have adopted a policy to limit debt to approximately 65% of our assets (total assets plus accumulated depreciation). As of June 30, 2000, our debt was approximately 53% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we currently intend to maintain at least 85% of our total outstanding debt as long-term fixed rate debt or floating rate debt that is substantially match-funded with our leases.

In light of our current debt to asset ratio, we believe that we are able to obtain additional financing for our short-term and long-term capital needs without exceeding our debt to asset ratio policy. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

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


FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. To conform to NAREIT's revised FFO definition adopted in 1999, we began in the first quarter of 2000 including straight-lined rents in the calculation of FFO. Prior to the first quarter of 2000, we excluded straight-lined rents from the FFO calculation. For comparison purposes, we have included straight-lined rents in the FFO calculation for all periods presented. We began straight-lining rents on a prospective basis in the third quarter of 1999, therefore the revised definition has no impact on FFO for the three months and six months ended June 30, 1999. The effect of straight-lined rents on prior years was not material.

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

FFO for the three months and six months ended June 30, 2000 and 1999 is computed as follows (in thousands):


                                                          Three Months Ended                        Six Months Ended
                                                                June 30,                                June 30,
                                                     ------------------------------          ------------------------------

                                                        2000                1999                2000                1999
                                                      --------            --------            --------            --------

Net Income before Minority Interest                   $  8,878            $  6,606            $ 17,830            $ 12,380

Real Estate Depreciation and
  Amortization                                           4,318               3,808               8,605               7,628

Gain on Sale of Assets                                     (17)               (164)               (311)               (164)

Funds From Operations                                 $ 13,179            $ 10,250            $ 26,124            $ 19,844
                                                      ========            ========            ========            ========

Weighted Average Number of Common
  Shares and Units Used to Compute
  Basic FFO per Share                                   29,043              28,466              29,217              28,371
                                                      ========            ========            ========            ========

Weighted Average Number of Common
  Shares and Units Used to Compute
  Fully Diluted FFO per Share                           29,253              28,488              29,361              28,382
                                                      ========            ========            ========            ========


ITEM III.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations.

Since December 31, 1999, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1999.

During the six months ended June 30, 2000, our fixed-rate debt decreased from $491.5 million at December 31, 1999 to $486.5 million as of June 30, 2000. Interest rate fluctuations will affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at June 30, 2000 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $30.0 million. During the six months ended June 30, 2000, our variable-rate debt increased from $10.0 million as of December 31, 1999 to $31.6 million as of June 30, 2000. Interest rate fluctuations will effect our annual interest expense on our variable rate debt. If interest rates on our variable rate debt instruments outstanding at June 30, 2000, had been one percent higher, our annual interest expense relating to that debt instrument would have increased by $316,000 based on balances at June 30, 2000.

                             CAPITAL AUTOMOTIVE REIT
                            PART II-OTHER INFORMATION



Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of shareholders of Capital Automotive REIT (the "Meeting") was held on May 4, 2000. The matters voted upon at the meeting were: (1) Election of Trustees and (2) Ratification of the appointment of Arthur Andersen LLP as Independent Public Accountants for 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitations. All of management's nominees for trust managers were elected. The following table sets forth the results of these votes:

                       Proposal                                         Results
--------------------------------------------------------   -----------------------------------

(1) A proposal to elect eleven Board of Trustee members:

Thomas D. Eckert                                           For:                    18,496,440
                                                           Withheld:                  187,876

Craig L. Fuller                                            For:                    18,491,440
                                                           Withheld:                  192,876

David Gladstone                                            For:                    18,491,440
                                                           Withheld:                  192,876

William E. Hoglund                                         For:                    18,491,440
                                                           Withheld:                  192,876

R. Michael McCullough                                      For:                    18,491,440
                                                           Withheld:                  192,876

Lee P. Munder                                              For:                    18,496,440
                                                           Withheld:                  187,876

John J. Pohanka                                            For:                    18,496,440
                                                           Withheld:                  187,876

John E. Reilly                                             For:                    18,491,440


                                                           Withheld:                  192,876

Robert M. Rosenthal                                        For:                    18,496,440
                                                           Withheld:                  187,876

Vincent A. Sheehy                                          For:                    18,496,440
                                                           Withheld:                  187,876

William R. Swanson                                         For:                    18,491,440
                                                           Withheld:                  192,876

(2) Ratification of the Appointment of Arthur Andersen LLP as Independent Public
Accountants:

                                                           For:                    17,839,377
                                                           Against:                    96,659
                                                           Abstain:                   748,280
                                                           Broker No Vote:                  0


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


Dated:  August 10, 2000
       -----------------