Form 10-Q
period 2000-09-30
CAPITAL AUTOMOTIVE REIT
filed 2000-11-13
CIK 1049316

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from            to              .
                                                    -----------  --------------

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

Number of common shares of beneficial interest outstanding as of October 31, 2000 was 20,905,230.

                             CAPITAL AUTOMOTIVE REIT
                                    FORM 10-Q
                                      INDEX

                                                                                     Page No.
                                                                                     --------
   Part I - Financial Information

             Item 1 - Financial Statements

                 Consolidated Balance Sheets - September 30, 2000 (unaudited) and
                     December 31, 1999                                                   3

                 Consolidated Statements of Operations (unaudited) - three months and nine months ended September 30, 2000 and
                     September 30, 1999                                                  4

                 Consolidated Statements of Cash Flows (unaudited) - nine months
                     ended September 30, 2000 and September 30, 1999                     5

                 Notes to Consolidated Financial Statements (unaudited)                6 - 11

             Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            12 - 19

             Item 3 - Quantitative and Qualitative Disclosures About Market Risk        19

   Part II - Other Information

             Item 1 - Legal Proceedings                                                 20

             Item 2 - Changes in Securities                                             20

             Item 3 - Defaults Upon Senior Securities                                   20

             Item 4 - Submission of Matters to Vote to Security Holders                 20

             Item 5 - Other Information                                                 20

             Item 6 - Exhibits and Reports on Form 8-K                                  20

   Signatures                                                                           21

                        PART I - FINANCIAL INFORMATION
                        ITEM I - FINANCIAL STATEMENTS
                           CAPITAL AUTOMOTIVE REIT
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                                          2000                     1999
                                                                                  --------------------     --------------------
                                                                                      (UNAUDITED)
ASSETS
Real estate:
  Land                                                                            $           437,588      $           423,757
  Buildings and improvements                                                                  546,574                  511,768
  Accumulated depreciation                                                                    (34,042)                 (21,202)
                                                                                  --------------------     --------------------
                                                                                              950,120                  914,323

Cash and cash equivalents                                                                       4,149                   11,886

Other assets, net                                                                              16,145                   16,350
                                                                                  --------------------     --------------------
    TOTAL ASSETS                                                                  $           970,414      $           942,559
                                                                                  ====================     ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage loans                                                                    $           507,540      $           501,510
Borrowings under credit facilities                                                             32,800                        -
Accounts payable and accrued expenses                                                          10,106                   21,298
Security deposits payable                                                                       5,161                    4,768
                                                                                  --------------------     --------------------
    TOTAL LIABILITIES                                                                         555,607                  527,576
                                                                                  --------------------     --------------------

Minority Interest                                                                             119,647                  115,384

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value; 20,000,000
    shares authorized; none outstanding                                                             -                        -
Common shares, $.01 par value; $100 million authorized shares;
    24,938,378 issued shares at September 30, 2000 and 24,792,115 issued
    shares at December 31, 1999                                                                   249                      248
Additional paid-in-capital                                                                    346,571                  344,981
Accumulated deficit                                                                            (8,326)                 (12,159)
Less treasury shares at cost, 4,084,700 at September 30, 2000 and
    3,184,700 at December 31, 1999                                                            (43,334)                 (33,471)
                                                                                  --------------------     --------------------
     TOTAL SHAREHOLDERS' EQUITY                                                               295,160                  299,599
                                                                                  --------------------     --------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $           970,414      $           942,559
                                                                                  ====================     ====================


See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                       2000               1999                  2000                1999
                                                -------------------  ------------------  -------------------   -----------------

Revenue:
Rental                                          $           25,612   $          20,183   $           75,378    $         50,380
Interest and other                                             156                 574                  830               1,063
                                                -------------------  ------------------  -------------------   -----------------
    Total revenue                                           25,768              20,757               76,208              51,443
                                                -------------------  ------------------  -------------------   -----------------

Expenses:
Depreciation and amortization                                4,421               3,497               13,075              11,177
General and administrative                                   1,646               1,603                4,970               5,230
Interest                                                    10,595               7,401               31,227              14,400
                                                -------------------  ------------------  -------------------   -----------------
    Total expenses                                          16,662              12,501               49,272              30,807
                                                -------------------  ------------------  -------------------   -----------------

Net income before minority interest                          9,106               8,256               26,936              20,636
Minority interest                                           (2,619)             (2,074)              (7,711)             (5,100)
                                                -------------------  ------------------  -------------------   -----------------

Net income                                      $            6,487   $           6,182   $           19,225    $         15,536
                                                ===================  ==================  ===================   =================


Shares of common stock outstanding used to
  compute basic earnings per share                          20,811              21,607               20,867              21,607
                                                ===================  ==================  ===================   =================

Basic earnings per share                        $             0.31   $            0.29   $             0.92    $           0.72
                                                ===================  ==================  ===================   =================

Shares of common stock outstanding used to
  compute diluted earnings per share                        21,096              21,640               21,061              21,626
                                                ===================  ==================  ===================   =================

Diluted earnings per share                      $             0.31   $            0.29   $             0.91    $           0.72
                                                ===================  ==================  ===================   =================


See accompanying notes to consolidated financial statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2000                         1999
                                                                                  -------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $           19,225          $            15,536
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                                 13,826                       11,592
Income applicable to minority interest                                                         7,711                        5,100
Increase in other assets                                                                      (1,119)                     (16,892)
Increase (decrease) in accounts payable and accrued expenses                                  (2,497)                       1,121
Increase in security deposits payable                                                            393                          775
                                                                                  -------------------         --------------------
   Net cash provided by operating activities                                                  37,539                       17,232
                                                                                  -------------------         --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals                                            (25)                         (68)
Real estate acquisitions, net of sales                                                       (43,887)                    (342,885)
                                                                                  -------------------         --------------------
   Net cash used in investing activities                                                     (43,912)                    (342,953)
                                                                                  -------------------         --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                                                                 44,500                       62,000
Proceeds from mortgage loans                                                                  13,962                      335,000
Repayment of bank borrowings                                                                 (11,700)                     (62,000)
Mortgage principal payments                                                                   (7,932)                      (3,847)
Payment of cash dividend                                                                     (23,182)                     (21,416)
Payment of partner distribution                                                               (9,133)                      (6,658)
Purchase of treasury shares                                                                   (9,863)                           -
Issuance of common shares, net of fees                                                         1,984                         (129)
                                                                                  -------------------         --------------------
   Net cash (used in) provided by financing activities                                        (1,364)                     302,950
                                                                                  -------------------         --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (7,737)                     (22,771)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              11,886                       72,106
                                                                                  -------------------         --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $            4,149          $            49,335
                                                                                  ===================         ====================


SUPPLEMENTAL DATA:

Real estate acquisitions in exchange for equity issuance                          $            1,897          $             9,806
                                                                                  ===================         ====================

Interest paid during the period                                                   $           35,526          $             9,971
                                                                                  ===================         ====================



See accompanying notes to consolidated financial statements.

1.         ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns its property interests through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. As of September 30, 2000, the Company held a 71.2% general partnership interest in the Operating Partnership. The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us," "our," refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or its directly and indirectly owned subsidiaries.

Our primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and
(iii) the term dealer group, tenant or lessee to refer to the related persons and companies that lease our properties. Our primary strategy focuses on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States.


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include our accounts, net of minority interest as defined in Note 7 herein. All intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Loan Costs

Included in other assets are costs incurred in connection with obtaining our revolving secured credit facilities and issuance of mortgage notes through September 30, 2000, which are amortized over the terms of the respective credit facilities or notes on a straight-line basis (which approximates the effective interest method).

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

Rental income attributable to leases is recorded when due from tenants. Certain of the leases provide for fixed minimum escalators, which are recognized on a straight-line basis over the initial term of the lease. We began, on a prospective basis, straight-lining our rents for our leases with fixed minimum escalators during the third quarter of 1999. The effect of straight-lining our rents with fixed minimum escalators on prior periods was not material. Straight-lined rents are included in other assets.

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


3.         ACQUISITIONS AND DISPOSITIONS

During the three months ended September 30, 2000, we closed on approximately $32.5 million in real estate, which included the acquisition of eight dealership properties and several facility improvement projects. The property acquisitions included one wholesale vehicle auction property from Auction Broadcasting Company valued at $9.5 million and located in Indianapolis, Indiana. The remaining acquisitions were leased to existing tenants. Consideration for the properties consisted of approximately $1.9 million in operating partnership units (at an average price of $14.41 per unit), $1.6 million in permanent financing and the remainder from a combination of funds drawn down on our short-term credit facilities and cash on hand. The properties acquired total approximately 296,000 square feet of buildings and improvements on approximately
96.6 acres of land and are located in six states (Alabama, Florida, Illinois, Indiana, North Carolina and Texas). The average initial lease term for these properties was 16.2 years, with multiple renewal options.

During the third quarter, we introduced a program for our tenants that, in certain circumstances, provides funding for certain facility improvements and expansions on properties that we own. Under this program, we follow a policy that resets the lease period back to the original lease term, thereby ensuring that our returns on the improvements will be generated over the same period as our original lease term. Rental payments are increased by applying current cap rates to the amount advanced, thereby creating a new blended rate on the property lease. We have structured certain of our underlying debt to allow for the flexibility to complete these types of transactions and achieve appropriate leverage as well as fixed investment spreads. During the third quarter, we funded approximately $2.7 million in facility improvement projects.

Of the approximately $32.5 million of real estate acquisitions closed during the third quarter, approximately $19.2 million of the acquisitions, including the acquisition of six properties and all the facility improvement projects, utilized our variable cap rate program. Under this program, which was introduced during the first quarter of 2000, lease rates change monthly based upon a spread over an applicable index, generally LIBOR. Such leases generally are or will be financed with long-term, floating rate debt thereby fixing our investment spread.

As of September 30, 2000, our portfolio included 239 dealership properties, in which 355 automotive franchises reside, with a total investment of approximately $984.2 million. These properties total approximately 8.4 million square feet of buildings and improvements on 1,401 acres of land and are located in 27 states. These properties have initial lease terms generally ranging from ten to 20 years with a weighted average initial lease term of approximately 13.4 years, and have renewal options (ranging from a total of ten to 40 years). The renewal options are exercisable at the option of the tenant.


4.         EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, options and warrants. For the three months and nine months ended September 30, 2000, there were 286,000 and 194,000 dilutive common equivalent shares outstanding, respectively. For the three months and nine months ended September 30, 1999, there were 32,000 and 18,000 dilutive common equivalent shares outstanding, respectively.


5.         MORTGAGE LOANS AND CREDIT FACILITIES

As of September 30, 2000, we had total debt outstanding of $540.3 million. Of this debt, approximately $507.5 million was mortgage indebtedness secured by approximately 200 of our dealership properties. In addition, we had $32.8 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2000 and December 31, 1999:

                                                                         PRINCIPAL       PRINCIPAL
                                                      ORIGINAL DEBT    BALANCE AS OF   BALANCE AS OF   EFFECTIVE        TERM/
                                                         ISSUED        SEPTEMBER 30,    DECEMBER 31,    INTEREST    AMORTIZATION
                 DESCRIPTION OF DEBT                                       2000             1999         RATE*        SCHEDULE

7.59% mortgage fixed rate debt due 12/1/08                   $38,050          $37,395         $38,050    7.99%        10 yr/17 yr
7.635% mortgage fixed rate debt due 10/1/14                  111,950          104,770         107,675    7.93%        15 yr/15 yr
8.05% mortgage fixed rate debt due 10/1/14                    85,000           82,334          84,528    8.32%        15 yr/15 yr
7.54% mortgage fixed rate debt due 7/6/11                    100,000           98,093          99,527    7.71%        12 yr/25 yr
8.03% mortgage fixed rate debt due 9/29/11                   150,000          150,000         150,000    8.08%      12 yr/25 yr (4)
7.50% mortgage fixed rate debt due 1/20/03                    12,000           11,494          11,730    7.75%       4.25 yr/20 yr
                                                       --------------   --------------   -------------
 Total Mortgage Fixed                                       $497,000         $484,086        $491,510
                                                                                                                   10 to 10.75 yr/25
   Various floating rate debt (1)                             23,962           23,454          10,000    8.81%   yr, level principal
                                                       --------------   --------------   -------------

TOTAL MORTGAGE DEBT                                         $520,962         $507,540        $501,510    8.03%


$50 million revolving partially secured facility (2)                           15,390         -          9.01%             3 yr

$100 million revolving secured facility (3)                                    17,410         -          8.96%             1 yr
                                                                      ---------------- ---------------

TOTAL CREDIT FACILITIES                                                       $32,800         -
                                                                      ---------------- ---------------

TOTAL DEBT OUTSTANDING                                                       $540,340        $501,510    8.08%
                                                                             =========       =========   =====
------------------------------------------------------------------------------------------------------------------------------------


(1) These loans bear interest at variable rates ranging from 200 to 340 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to September 29, 2011.

(2) This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the payment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(3) This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2001 and is renewable annually.

(4)    Payments are interest only until January 2002.

*      Includes deferred loan fees amortized over the life of the loans.

As of September 30, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness and credit facilities.

6.         NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB deferred the effective date until June 15, 2000. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We believe that the adoption of SFAS No. 133 has not had a significant impact on our consolidated financial position, results of operations or cash flows.


7.         MINORITY INTEREST

Minority interest is calculated at approximately 28.8% of the Operating Partnership's partners' capital as of September 30, 2000 and 28.8% of the Operating Partnership's partners' net income for the three months ended September 30, 2000 and 28.7% for the nine months ended September 30, 2000. The ownership of the Operating Partnership as of September 30, 2000 is as follows (units of limited partnership interest in the Operating Partnership ("Units"), in thousands):

                                                                           Units              Percent
                                                                        -----------          ----------
Partners' capital:
      Limited Partners                                                     8,453.3              28.8%
      The Company                                                         20,853.7              71.2%
                                                                         ---------            ------

           Total                                                          29,307.0             100.0%
                                                                         =========            ======


8.         401(K) PLAN

During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the "401(k) Plan"). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan at the discretion of management. During December 1999, we approved a 20% match of the participant's elected deferral contribution during 2000 (subject to maximum limits). Our matching contribution vests ratably over five years from each employee's date of service.


9.         DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

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

Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the Plan. At present, the Company anticipates that all common shares purchased will be purchased directly from the Company. For the three months ended September 30, 2000, we issued 104,986 common shares under the Plan and received approximately $1.5 million in proceeds. For the nine months ended September 30, 2000, we issued a total of 126,273 common shares under the Plan and received approximately $1.8 million in proceeds.


10.        SUBSEQUENT EVENTS

Declaration of Dividend

On October 18, 2000, we declared a dividend of $0.3775 per share, which will be paid on November 21, 2000 to shareholders of record as of November 10, 2000.

                             CAPITAL AUTOMOTIVE REIT
           ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS
                ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


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


OVERVIEW

Our primary business purpose is to own and lease real estate properties (land, buildings and other improvements) to operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. As of September 30, 2000, our portfolio included 239 dealership properties, in which 355 automotive franchises reside, with a total investment of approximately $984.2 million. These properties total approximately 8.4 million square feet of buildings and improvements on 1,401 acres of land and are located in 27 states.

Substantially all of our properties are leased pursuant to long-term triple-net leases, under which the tenants typically pay substantially all operating expenses of a property, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. The initial lease terms generally range from ten to 20 years, with a weighted average initial lease term of approximately 13.4 years, and have options to renew upon the same terms and conditions for one or more additional periods of five to ten years (ranging from a total of ten to 40 years). The renewal options are exercisable at the option of the tenant.

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


THIRD QUARTER ACQUISITIONS

During the three months ended September 30, 2000, we closed on approximately $32.5 million in real estate, which included the acquisition of eight dealership properties and several facility improvement projects. The property acquisitions included one wholesale vehicle auction property from Auction Broadcasting Company valued at $9.5 million and located in Indianapolis, Indiana. The remaining acquisitions were leased to existing tenants. Consideration for the properties consisted of approximately $1.9 million in operating partnership units (at an average price of $14.41 per unit), $1.6 million in permanent financing and the remainder from a combination of funds drawn down on our short-term credit facilities and cash on hand. The properties acquired total approximately 296,000 square feet of buildings and improvements on approximately
96.6 acres of land and are located in six states (Alabama, Florida, Illinois, Indiana, North Carolina and Texas). The average initial lease term for these properties was 16.2 years, with multiple renewal options.

During the third quarter, we introduced a program for our tenants that, in certain circumstances, provides funding for certain facility improvements and expansions on properties that we own. Under this program, we follow a policy that resets the lease period back to the original lease term, thereby ensuring that our returns on the improvements will be generated over the same period as our original lease term. Rental payments are increased by applying current cap rates to the amount advanced, thereby creating a new blended rate on the property lease. We have structured certain of our underlying debt to allow for the flexibility to complete these types of transactions and achieve maximum leverage as well as fixed investment spreads. During the third quarter, we funded approximately $2.7 million in facility improvement projects.

Of the approximately $32.5 million of real estate acquisitions closed during the third quarter, approximately $19.2 million of the acquisitions, including the acquisition of six properties and all the facility improvement projects, utilized our variable cap rate program. Under this program, which was introduced during the first quarter of 2000, lease rates change monthly based upon a spread over an applicable index, generally LIBOR. Such leases generally are or will be financed with long-term, floating rate debt thereby fixing our investment spread.


RESULTS OF OPERATIONS

Rental revenue for the three months ended September 30, 2000 increased 27% to $25.6 million, as compared to $20.2 million for the same quarter in 1999. Rental revenue for the nine months ended September 30, 2000 increased 50% to $75.4 million, as compared to $50.4 million for the same period in 1999. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 239 properties as of September 30, 2000, versus 216 properties as of September 30, 1999 (63 of which were acquired during the third quarter of 1999). In addition, included in rental revenue for the three months and nine months ended September 30, 2000 were straight-lined rents totaling $588,000 and $1.6 million, respectively, as compared to straight-lined rents of $404,000 for the three months and nine months ending September 30,1999. During the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for leases with fixed minimum escalators. The effect on prior years was not material.

Interest and other income for the three months ended September 30, 2000 decreased 73% to $156,000 from $574,000 for the same quarter in 1999. The decrease for the three months ended September 30, 2000 was the result of no property dispositions in the third quarter of 2000 versus total gain on the sale of properties of $81,000 in the same period of 1999, as well as a decrease in interest earned on temporary investments. Interest and other income for the nine months ended September 30, 2000 decreased 22% to $830,000 from $1.1 million in the same period of 1999. The decrease for the nine months ended September 30, 2000 is primarily attributable to a decrease in interest earned on temporary investments. The decrease in interest earned on temporary investments during the three months and nine months ended September 30, 2000 is due to the utilization of cash received from a debt issuance during the third quarter of 1999. There was a timing difference between when the funds were received on debt issued during the third quarter of 1999 and the closing of acquisitions in which the funds were utilized, thereby causing excess cash on hand during that time period.

Depreciation and amortization for the three months ended September 30, 2000 increased 26% to $4.4 million from $3.5 million for the same quarter in 1999. Depreciation and amortization for the nine months ended September 30, 2000 increased 17% to $13.1 million from $11.2 million for the same period in 1999. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase for the nine months ended September 30, 2000 was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 and that were being depreciated over 20 years. During the third quarter of 1999, we reviewed the age and estimated remaining useful life of each of our properties in our real estate portfolio that we acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the estimated remaining useful lives. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change decreased depreciation expense on the assets acquired prior to 1999 by approximately $2.2 million for the nine months ended September 30, 2000 as compared to the same period in 1999. There was no impact on the depreciation expense for the three months ended September 30, 2000 as compared to the same quarter in 1999.

General and administrative expenses for the three months ended September 30, 2000 increased 3% to $1.65 million, as compared to $1.60 million for the same quarter in 1999. General and administrative expenses for the nine months ended September 30, 2000 decreased 5% to $5.0 million, as compared to $5.2 million for the same period in 1999. During 2000, we wrote off our $300,000 investment in BBCN, a start-up, on-line procurement company for the automotive retail industry, of which $150,000 was written off in the third quarter. We wrote off our investment in BBCN because they have been unable to secure the necessary capital to fund their business, which has caused BBCN to cease substantially all of their operations. Therefore, we believe our investment has been impaired. The increase in general and administrative expense for the third quarter of 2000 is primarily attributable to the $150,000 BBCN write-off during such quarter and the decrease in general and administrative expenses for the nine months ended September 30, 2000 was limited by the $300,000 BBCN write-off during such period. Without the write-off of our BBCN investment, general and administrative expenses would have decreased by approximately $107,000, or 7%, and $560,000, or 11%, for the three months and nine months ended September 30, 2000, respectively. Excluding the BBCN write-off, the decreases in general and administrative expenses during these periods are primarily due to decreased payroll and related benefits attributable to staffing reductions throughout 1999 and the reduction in marketing and advertising expenses.

Interest expense for the three months ended September 30, 2000 increased to $10.6 million from $7.4 million for the same quarter in 1999. Interest expense for the nine months ended September 30, 2000 increased to $31.2 million from $14.4 million for the same period in 1999. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities) which was obtained to finance the acquisition of properties and the repurchase of our common shares. Debt outstanding as of September 30, 2000 was approximately $540.3 million (consisting of approximately $507.5 million of mortgage debt and approximately $32.8 million of borrowings under our credit facilities) compared to approximately $493.2 million (consisting of approximately $493.2 million of mortgage debt and no borrowings under our credit facilities) as of September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4.1 million and $49.3 million at September 30, 2000 and September 30, 1999, respectively. The changes in cash and cash equivalents during the nine months ended September 30, 2000 and 1999 were attributable to operating, investing and financing activities, as described below.

Cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $37.5 million and $17.2 million, respectively, and represents, in both years, cash received from rents under long-term triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding. Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $43.9 million and $343.0 million, respectively, and primarily reflects the acquisition of dealership properties and facility improvements and expansions, net of sales, during those periods. Cash used in financing activities for the nine months ended September 30, 2000 was $1.4 million and primarily reflects the repurchase of common shares totaling $9.9 million, the payment of mortgage principal payments totaling $7.9 million, the repayment of bank borrowings totaling $11.7 million and the distributions made to shareholders and limited partners during the period totaling $32.3 million. This was partially offset by $14.0 million of proceeds received from mortgage loans that closed during the period, $44.5 million of proceeds received from bank borrowings and $2.0 million of proceeds received from the issuance of common shares through the Plan and the exercise of employee stock options. Cash provided by financing activities for the nine months ended September 30, 1999 was $303.0 million and primarily reflects proceeds from mortgage loans that closed during the period totaling $335.0 million. This was partially offset by the payment of mortgage principal payments totaling $3.8 million and the distributions made to shareholders and limited partners during the period totaling $28.1 million.

Mortgage Indebtedness and Credit Facilities

As of September 30, 2000, we had total debt outstanding of $540.3 million. Of this debt, approximately $507.5 million was mortgage indebtedness secured by approximately 200 of our dealership properties. In addition, we had $32.8 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2000 and December 31, 1999:

                                                                         PRINCIPAL        PRINCIPAL
                                                      ORIGINAL DEBT    BALANCE AS OF    BALANCE AS OF  EFFECTIVE       TERM/
                                                         ISSUED        SEPTEMBER 30,    DECEMBER 31,    INTEREST    AMORTIZATION
                 DESCRIPTION OF DEBT                                       2000             1999          RATE*      SCHEDULE

7.59% mortgage fixed rate debt due 12/1/08                   $38,050          $37,395         $38,050    7.99%        10 yr/17 yr
7.635% mortgage fixed rate debt due 10/1/14                  111,950          104,770         107,675    7.93%        15 yr/15 yr
8.05% mortgage fixed rate debt due 10/1/14                    85,000           82,334          84,528    8.32%        15 yr/15 yr
7.54% mortgage fixed rate debt due 7/6/11                    100,000           98,093          99,527    7.71%        12 yr/25 yr
8.03% mortgage fixed rate debt due 9/29/11                   150,000          150,000         150,000    8.08%      12 yr/25 yr (4)
7.50% mortgage fixed rate debt due 1/20/03                    12,000           11,494          11,730    7.75%       4.25 yr/20 yr
                                                       --------------  ---------------  --------------
 Total Mortgage Fixed                                       $497,000         $484,086        $491,510
                                                                                                                 10 to 10.75 yr/25
   Various floating rate debt (1)                             23,962           23,454          10,000    8.81%   yr, level principal
                                                       --------------  ---------------  --------------

TOTAL MORTGAGE DEBT                                         $520,962         $507,540        $501,510    8.03%


$50 million revolving partially secured facility (2)                           15,390         -          9.01%           3 yr

$100 million revolving secured facility (3)                                    17,410         -          8.96%           1 yr
                                                                       ---------------  --------------

TOTAL CREDIT FACILITIES                                                       $32,800         -
                                                                       ---------------  --------------

TOTAL DEBT OUTSTANDING                                                      $540,340        $501,510     8.08%
                                                                            =========       =========    =====

(1) These loans bear interest at variable rates ranging from 200 to 340 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to September 29, 2011.

(2) This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the payment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(3) This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2001 and is renewable annually.

(4)    Payments are interest only until January 2002.

*      Includes deferred loan fees amortized over the life of the loans.

As of September 30, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness and credit facilities.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and unitholders, and amounts required for additional property acquisitions and facility improvements and expansions. We expect to meet these requirements (other than amounts required for additional property acquisitions and facility improvements and expansions) through cash flow provided by operating activities. We anticipate that any additional acquisition of properties or facility improvements and expansions during the next 12 months will be funded with amounts available under our existing credit facilities, with future long-term secured and unsecured debt and the issuance of common or preferred equity or Units. Acquisitions of property and facility improvements and expansions will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

During the second quarter of 2000, we issued a commitment to Sonic Automotive, Inc. and affiliates ("Sonic") to purchase, on an as needed basis, a minimum of $75 million in dealership properties by the end of 2000. These dealership properties may be recently constructed dealerships or may be associated with Sonic's future acquisitions of dealership operations. The dealership properties that may be purchased under this commitment will be leased back to Sonic utilizing a "variable cap rate program". Under this program, rental payments are adjusted monthly based upon a spread over the 30 day LIBOR. The cap rate may be fixed at the option of the tenant for the remainder of the lease term. As of September 30, 2000, we have purchased approximately $11.9 million of properties under this commitment.

As of September 30, 2000, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties and facility improvements and expansions. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Our liquidity requirements with respect to future acquisitions of properties and facility improvements and expansions may be reduced to the extent that we use Units as consideration for such purchases.

We have adopted a policy to limit debt to approximately 65% of our assets (total assets plus accumulated depreciation). As of September 30, 2000, our debt was approximately 54% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we currently intend to maintain at least 85% of our total outstanding debt as long-term fixed rate debt or floating rate debt that is substantially match-funded with our leases. Approximately 90% of our debt outstanding as of September 30, 2000 is substantially match-funded, non-recourse debt.

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


FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. To conform to NAREIT's revised FFO definition adopted in 1999, we began in the first quarter of 2000 including straight-lined rents in the calculation of FFO. Prior to the first quarter of 2000, we excluded straight-lined rents from the FFO calculation. For comparison purposes, we have included straight-lined rents in the FFO calculation for all periods presented. We began straight-lining rents on a prospective basis in the third quarter of 1999. The effect of straight-lined rents on prior periods was not material.

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

FFO for the three months and nine months ended September 30, 2000 and 1999 is computed as follows (in thousands):


                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                             -----------------------        ------------------------
                                               2000           1999            2000            1999
                                               ----           ----            ----            ----
   Net Income before Minority Interest       $  9,106       $  8,256        $ 26,936        $ 20,636

   Real Estate Depreciation and
     Amortization                               4,395          3,477          13,000          11,105

   Gain on Sale of Assets                           -            (81)           (311)           (245)

   Funds From Operations                     $ 13,501       $ 11,652        $ 39,625        $ 31,496
                                             ========       ========        ========        ========

   Weighted Average Number of Common
     Shares and Units Used to Compute
     Basic FFO per Share                       29,166         28,808          29,200          28,518
                                             ========       ========        ========        ========

   Weighted Average Number of Common
     Shares and Units Used to Compute
     Fully Diluted FFO per Share               29,452         28,840          29,394          28,536
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

During the nine months ended September 30, 2000, our fixed-rate debt decreased from $491.5 million at December 31, 1999 to $484.1 million as of September 30, 2000. Interest rate fluctuations will affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at September 30, 2000 had been one percent higher, the fair value of those debt instruments on that date would have decreased by approximately $28.5 million. During the nine months ended September 30, 2000, our variable-rate debt increased from $10.0 million as of December 31, 1999 to $56.3 million as of September 30, 2000. Interest rate fluctuations will effect our annual interest expense on our variable rate debt. If interest rates on our variable rate debt instruments outstanding at September 30, 2000, had been one percent higher, our annual interest expense relating to that debt instrument would have increased by $563,000 based on balances at September 30, 2000.

                             CAPITAL AUTOMOTIVE REIT
                            PART II-OTHER INFORMATION


Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

The Company has not sold any common shares of beneficial interest, par value $.01 per share ("Common Shares"), during the nine-month period ended September 30, 2000.

On August 24, 2000, the Operating Partnership issued 78,477 Units to Auffenberg Enterprises of Illinois, Inc., as partial consideration for the acquisition of a parcel of real property and improvements located thereon in O'Fallon, Illinois. The Units will be eligible for redemption beginning on July 31, 2002 for cash by the Operating Partnership, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On September 29, 2000, the Operating Partnership issued 53,165 Units to CIL, Inc., as partial consideration for the acquisition of a parcel of real property and improvements located thereon in Indianapolis, Indiana. The Units will be eligible for redemption beginning on January 31, 2002 for cash by the Operating Partnership, or at the option of the Company, Common Shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

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


                              CAPITAL AUTOMOTIVE REIT
                              (Registrant)



                              BY:  /s/  Thomas D. Eckert
                                   --------------------------------------------
                                   Thomas D. Eckert
                                   President and Chief Executive Officer
                                   (principal executive officer)



                              BY: /s/  David S. Kay
                                  ---------------------------------------------
                                  David S. Kay
                                  Vice President and Chief Financial Officer
                                  (principal financial and accounting officer)


Dated:  November 13, 2000
        -----------------