Form 10-K
period 2000-12-31
CAPITAL AUTOMOTIVE REIT
filed 2001-03-23
CIK 1049316

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] FOR THE TRANSITION PERIOD FROM _________TO __________

                        COMMISSION FILE NUMBER: 000-23733



                             CAPITAL AUTOMOTIVE REIT
--------------------------------------------------------------------------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS DECLARATION OF TRUST)

                MARYLAND                                               54-1870224
------------------------------------------               ---------------------------------------
        (STATE OF INCORPORATION)                           (IRS EMPLOYER IDENTIFICATION NO.)

1420 SPRING HILL ROAD, SUITE 525 MCLEAN,
                VIRGINIA                                                 22102
------------------------------------------               ---------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)


                                 (703) 288-3075
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Securities registered pursuant to Section 12(g) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                Title of Each Class                   Name Of Each Exchange On Which Registered
                --------------------                  -----------------------------------------
Common Shares of Beneficial Interest, $.01 par
value per share                                                 Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]      No      [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of Registrant's common shares of beneficial interest outstanding on February 28, 2001 was 21,493,042.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares of beneficial interest on February 28, 2001 was $292,793,328.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Capital Automotive REIT's Proxy Statement for the Annual Meeting of shareholders for fiscal year 2001 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                             CAPITAL AUTOMOTIVE REIT
                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS


                                                                          PAGE REFERENCE
                                                                             FORM 10-K
                                                                         ------------------
Part I
     Item 1.   Business...................................................        1
     Item 2.   Properties.................................................        8
     Item 3.   Legal Proceedings..........................................       10
     Item 4.   Submission of Matters to a Vote of Shareholders............       10
Part II
     Item 5.   Market for the Company's Common Equity and Related
               Shareholder Matters........................................       10
     Item 6.   Selected Financial Information.............................       11
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................       12
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.       20
     Item 8.   Financial Statements and Supplementary Data................       21
     Item 9.   Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................       39
Part III
     Item 10.  Trustees and Executive Officers of the Company.............       40
     Item 11.  Executive Compensation.....................................       40
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.................................................       40
     Item 13.  Certain Relationships and Related Transactions.............       40
Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K                                                               40

PART 1

ITEM 1.   BUSINESS

COMPANY OVERVIEW

    Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns interests in real estate through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership, and as of December 31, 2000, owned approximately 71.5% of the units of limited partnership interest in the Operating Partnership ("Units"). The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us" and "our" refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or the Company's and the Operating Partnership's directly and indirectly owned subsidiaries.

    Our primary business strategy is to invest in real estate (land, buildings and other improvements) and at the same time enter into long-term, triple-net leases with operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. In this Annual Report on Form 10-K, we use the term dealerships to refer to these types of businesses that are operated on our properties. We focus on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States. When acquiring real estate, we target the top 100 dealer groups in the top 50 automobile markets throughout the country. As part of our acquisition analysis, we utilize stringent credit underwriting standards for prospective tenants that focus on liquidity, tangible net worth, historical profitability and rent and other cash flow coverage ratios. Our real estate analysis stresses location, market characteristics, retail dynamics and age and condition of improvements. The objective of this strategy is to provide consistent, stable cash flow for our shareholders.

    As of December 31, 2000, we had invested approximately $1.04 billion in properties. As of December 31, 2000, we owned 244 properties located in 27 states, a total of approximately 1,518 acres of land containing approximately
8.9 million square feet of buildings and improvements. Our tenants operate 365 motor vehicle franchises on our properties, representing 39 brands of motor vehicles, which consist of Acura, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Daewoo, Dodge, Dodge Trucks, Ford, Freightliner, GMC, GMC Truck, Honda, Hyundai, Infiniti, Isuzu, Jaguar, Jeep, Kia, Land Rover, Lexus, Lincoln-Mercury, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Porsche, Saab, Saturn, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

    We focus on buying properties from third parties that have a long history of operating multi-site, multi-franchised dealerships. In this Annual Report on Form 10-K, we use the term "dealer group" to refer to a group of related persons and companies who sell us properties. We also use the terms "dealer group", "tenant," "lessee" or "operators of dealerships" to refer to the related persons and companies that lease our properties.

We purchase properties in exchange for cash, new debt, the assumption of existing debt, Units, or a combination of any of the four. We generally lease our properties to established, creditworthy tenants, for a period of 10 to 20 years. We usually give the tenant the option to renew the lease on the same terms and conditions for one or more additional periods of five to 10 years each. We typically require our tenants to pay all operating expenses of the property, including all real estate taxes and assessments, utilities, insurance, repairs, maintenance and other expenses. This type of lease is commonly known as a triple-net lease.

     When we evaluate prospective tenants and potential properties for purchase, we consider such factors as:

-       the management and operating experience of the dealer group;

- the adequacy of a dealer group's liquidity, tangible net worth, historical profitability and rent and other cash flow coverage ratios;

-       the value of the land, buildings and other improvements;

- the construction quality, condition and design of the dealership buildings and other improvements located on the property;

-       the type of franchises operated by the dealer group;

-       competitive conditions in the vicinity of the property;

-       the geographic area in which the property is located; and

-       the environmental condition of the real estate.

    We have borrowed, and will continue to borrow, funds to buy properties.
As of December 31, 2000, we had total debt outstanding of $585.7 million. Of this debt, approximately $571.5 million (consisting of $481.9 million of fixed rate indebtedness and $89.6 million of variable rate indebtedness) was mortgage indebtedness secured by approximately 210 of our dealership properties. In addition, we had $14.2 million outstanding on our variable rate revolving credit facilities. We may issue equity or debt securities, including preferred equity and senior or subordinated notes. These notes may be secured by properties or leases. We have adopted a policy limiting debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of December 31, 2000, our debt was approximately 55% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we currently intend to maintain at least 85% of our total outstanding debt as long-term fixed rate debt or variable rate debt that is substantially match-funded with the terms of our leases. Approximately 90% of our debt outstanding as of December 31, 2000 is substantially match-funded, non-recourse debt. We may change the 85% target at any time without shareholder approval.

    As a real estate investment trust, we acquire properties through our direct and indirect subsidiaries, including the Operating Partnership, and manage our business in a manner that is intended to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations of the Internal Revenue Service that govern taxation of real estate investment trusts. We have paid, and expect to continue to pay, regular cash dividends to our shareholders. It is also our objective to provide our shareholders the opportunity for increased dividends from increasing annual rental income; to preserve and protect the investments of our shareholders; and to provide our shareholders with the opportunity to increase the value of their investments.

    We are a self-administered and self-managed real estate investment trust, meaning that our trustees, officers and other employees manage and administer our business. Our executive officers are Thomas D. Eckert, President and Chief Executive Officer; David S. Kay, Vice President and Chief Financial Officer; John M. Weaver, Vice President, Secretary and General Counsel; Peter C. Staaf, Vice President and Treasurer; and Jay M. Ferriero, Vice President and Director of Acquisitions.

    Our principal executive office is located at 1420 Spring Hill Road, Suite 525, McLean, Virginia 22102 and our telephone number is (703) 288-3075.


STRATEGY

    Our primary business strategy is to invest in real estate (land, buildings and other improvements) and at the same time enter into long-term, triple-net leases with operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. We focus on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States. When acquiring real estate, we target the top 100 dealer groups in the top 50 automobile markets throughout the country. As part of our acquisition analysis, we utilize stringent credit underwriting standards for prospective tenants that focus on liquidity, tangible net worth, historical profitability and rent and other cash flow coverage ratios. Our real estate analysis stresses location, market characteristics, retail dynamics and age and condition of improvements. The objective of this strategy is to provide consistent, stable cash flow for our shareholders.

    We believe that our strategy will provide dealer groups with an opportunity
(1) to achieve liquidity, while maintaining ownership and control of the operations of the dealerships, (2) to diversify their investments, (3) to obtain funds to expand operations or remodel the facilities of their dealerships, (4) to facilitate their estate planning, and (5) to provide attractive tax deferral solutions. In addition, for existing tenants, we have a program that can fund significant facility improvements and expansions for properties in our portfolio. Under this program, the cost of the improvements is added to the existing lease, which is reset to the original term when the funding is completed. We will also provide takeout commitments to purchase newly-constructed dealerships or will fund new construction.

    We believe that because of the unique requirements of dealerships, these properties are a discrete sector of the national retail real estate industry. Industry sources estimate that the real property and improvements associated with franchised automobile dealerships are worth in excess of $40 billion, of which approximately $15 to $18 billion would likely meet our stringent acquisition criteria. We believe that these properties present attractive acquisition and financing opportunities because they generally have locations with frontage on and visibility from major thoroughfares, and zoning which permits dealership operations as well as a wide range of alternative uses. In the event that one of these properties becomes unsuitable for dealership use, the property could typically be redeveloped for other commercial uses.

To achieve our objective of having long-term, predictable streams of cash flow to maximize shareholder value, we are:

        - Diversifying geographically and acquiring properties located predominately in major metropolitan areas in order to minimize the potential adverse impact of economic downturns in certain markets;

        - Diversifying by franchises that are operated by our tenants to minimize the potential adverse impact of changes in consumer preferences and manufacturer fortunes;

        - Partnering with those dealer groups leading the consolidation that is occurring in the automotive retail sector. At this time, these consolidators are not acquiring real estate, which in many cases, allows us to become their exclusive real estate partner;

        - Leveraging the contacts and experience of our management to build and maintain long-term relationships with dealer groups;

        - Leasing back properties to dealer groups on a long-term, triple-net basis, thereby minimizing brokerage, re-leasing and similar costs. Further, the long-term operation of dealerships at property locations increases the likelihood that our tenants will renew their leases;

        - Cross-guaranteeing (or guaranteeing by a parent) all leases within a dealer group;

        - Requiring our tenants to submit financial and other information, generally quarterly, to ensure compliance with financial covenants, such as minimum tangible net worth and cash flow coverage ratios;

        - Minimizing interest rate risk by generally matching the average term of the lease with that of the debt as well as the type of lease with the type of debt (fixed or variable rate) in order to maintain an investment spread over the lease term
                ("match-funding"); and

        - Utilizing a variety of financing sources, such as the issuance of Units, or other equity securities or debt securities, or a combination thereof. For example, the Company's "UPREIT" structure allows the Company to acquire properties in exchange for Units, thereby giving the sellers the benefit of being able to defer some or all of the taxable gain that otherwise would have been incurred if the properties were sold for cash. This structure enhances our ability to consummate transactions and to structure more competitive acquisitions than other entities in the market that lack our access to capital and the ability to acquire properties with Units.


THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS

PROPERTIES

    As of December 31, 2000, we owned 244 properties, representing 365 motor vehicle franchises, with a total investment of approximately $1.04 billion. These properties total approximately 8.9 million square feet of buildings and improvements on approximately 1,518 acres of land and are located in 27 states. Our interest in each of the properties includes the land, buildings and improvements, related easements and rights and most fixtures. We do not own or lease any significant amount of personal property, furniture or equipment at any property.

    The properties generally consist of the land or a leasehold interest in land and one or more retail showrooms, office space (which may or may not be contained in separate buildings), adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops and parking for inventory. As of December 31, 2000, all of our properties (excluding one parcel valued at approximately $500,000 and acquired in connection with another property at no additional cost), were subject to leases. All of our leases were performing and in full force and effect at December 31, 2000. See Item 2 of this Annual Report on Form 10-K for additional information regarding our properties.


LEASES AND TYPICAL LEASE TERMS

    Our properties are leased to tenants who operate dealerships on the properties. Although there are variations in the terms of our leases, the following is a summary description of the general terms of a majority of our leases. We intend to seek favorable terms for all leases with future tenants which may or may not be on terms similar to those described below. Leases are individually negotiated and do vary from the terms summarized below, at times in material ways.

    General. Substantially all of the leases are "triple-net," meaning that the tenant is obligated to pay rent and, typically, all operating expenses of the property, including, but not limited to, all taxes, assessments and other governmental charges, insurance, utilities, service, repairs and maintenance. In addition, the leases generally require the tenants to pay for additions, repairs, renovations and improvements to the properties undertaken by the tenant, which, upon expiration or termination of the leases, generally become our property.

    Rent. During the initial lease term and any extensions, each tenant pays annual base rent in monthly installments. Base rent is typically adjusted upward periodically, usually based on a factor of the change in the consumer price index ("CPI"). During the first quarter of 2000, we introduced a variable cap rate program. Under this program, base rent payments change monthly based upon a fixed spread over an applicable index, generally LIBOR. In addition, the spread is adjusted upward periodically based on a factor of the change in the CPI. The tenant has the ability to fix the base rent during the initial lease term. The fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. Leases under our variable cap rate program represented approximately 8% of our total annualized rental revenue as of December 31, 2000. As of February 28, 2001, no tenants have defaulted on any rental payments.

    Term and Termination. The leases generally are for initial terms of 10 to 20 years, with options to renew, exercisable at the option of the tenant, upon the same terms and conditions for one or more additional periods of five to 10 years each. The tenant does not have the right to terminate the lease and vacate the property before the end of the lease term, except in extraordinary circumstances such as the taking or condemnation of the property. See "--Damage to, or Condemnation of, a Property" below. In the event of a default by the tenant, the legal remedies that could be available to us include the eviction of the tenant, which could result in early termination of the lease. Typically, all leases within a dealer group are cross-guaranteed (or guaranteed by a parent) which helps to ensure the stability of the rental income from the respective tenant.

    Insurance. The leases typically provide that the tenants will maintain insurance on the properties of the type and in the amounts that are usual and customary. We believe that all of our properties are adequately covered by insurance, including adequate commercial general liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable deductibles and limits. However, it is not possible or commercially reasonable to insure against all risks, in all cases, due to the cost or the availability of certain types of insurance. If a property suffers uninsured damage, the repair of the property is the tenant's responsibility but we may have to bear all or a portion of these costs if the tenant is unable to pay all of those costs.

    Damage to, or Condemnation of, a Property. The leases generally provide that if all or a material portion of a property is condemned, the lease may be terminated and any condemnation award would belong to the Company, provided that in certain circumstances, the tenant may be entitled to share in the condemnation award. With respect to damage to or destruction of a property, the leases usually require the tenant to repair such damage or destruction or to rebuild with insurance proceeds. Rent is not abated during the period of repair or rebuilding.

    Assignment. The leases generally provide that the tenants may not, without our prior written consent (which under certain circumstances may not be unreasonably withheld) or upon compliance with conditions established by us, assign or otherwise transfer any lease in whole or in part except to a related person. Generally, a change of control of the tenant or sale of all or substantially all of the assets of the tenant will be considered an assignment of the lease.

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

    Indemnification. Generally, a tenant will be required to indemnify us and our officers, trustees, employees, owners, agents and affiliates from liabilities, costs and expenses arising from such things as (1) the use, condition, operation or occupancy of the property, (2) any breach, violation or nonperformance of the lease or any law, (3) any injury or damage to the person, property or business of the tenant or any customer of the tenant, and (4) the violation of environmental laws.

    Right of First Negotiation, First Offer and Option to Purchase Property. Certain leases provide the tenant with a right of first negotiation to purchase the property if we decide to sell the property. We will notify the tenant of our intention to sell the property and the tenant will have a period of time to extend an offer, including specifying the purchase price. We may in our discretion reject the tenant's offer and sell the property to a third party on other terms if the purchase price is higher or we reasonably believe such terms are better than the terms proposed by the tenant. Under the terms of a limited number of leases, the tenant has a right of first offer, in which, for a period of time after receiving notice from us of our intention to sell the property and the proposed sales price for the property, it may advise us that it wishes to purchase the property at the specified price. If the tenant does not exercise this right or if the tenant and we cannot agree on the terms and conditions for the purchase of the property by the tenant, we are free to offer and sell the property to a third party. In addition, a limited number of our leases offer tenant purchase options, generally at a pre-determined price or the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of CPI at the time the option is exercised.

    Environmental Matters. The tenants are typically responsible for compliance with material applicable environmental laws, including, but not limited to, laws pertaining to hazardous materials, and for correcting material adverse environmental conditions at or on the properties. Typically, a lease will require the tenant to indemnify us for liabilities and costs related to environmental matters.


DEALERSHIPS AND DEALER GROUPS

    Typically, new motor vehicle dealer groups operate their dealerships under franchise arrangements with motor vehicle manufacturers. Such arrangements typically specify the locations at which the dealer group can sell motor vehicles and related parts and products and perform certain approved services in order to serve a specified market area. Manufacturers maintain control over the designation of market areas and allocation of vehicles among dealer groups. The manufacturer does not guaranty exclusivity within a specified territory.

    Each arrangement typically grants the dealer group the non-exclusive right to use and display the manufacturer's trademarks, service marks and designs in the form and manner approved by the manufacturer and imposes a variety of requirements on the dealer group concerning, for example, the showrooms, the facilities and equipment for servicing vehicles, the maintenance of vehicles and parts inventories, the maintenance of minimum net working capital and the training of personnel. The arrangement usually requires the dealer group to submit a monthly financial statement of operations. In addition, the manufacturer's prior approval is required for changes in certain members of management or transfers of ownership of the dealer group. Pursuant to these arrangements, several manufacturers have the right to consent to any transfers of assets or real property considered necessary for conducting the business of the dealership.

    Typically, the manufacturer has the ability to terminate the arrangement earlier than the expiration of the term of the arrangement or refuse to renew the arrangement under certain circumstances such as when a dealer group fails to meet financial covenants established by the manufacturer. We believe that each dealer group that sells new motor vehicles generally expects to renew any expiring arrangements in the ordinary course of business.

    In addition to selling and leasing new vehicles, many dealer groups sell and lease used vehicles. Dealer groups also provide service and parts, primarily for the vehicle makes and models that they sell or lease, and perform both warranty and non-warranty service work. In general, parts departments support the sales and service divisions. Dealers may also sell parts at retail to their customers or at wholesale to independent repair shops. Dealer groups also arrange third-party financing for their customers, sell vehicle service contracts and arrange selected types of credit insurance for which they receive financing fees.

    For the year ended December 31, 2000, Sonic Automotive, Inc. and its affiliates ("Sonic") accounted for approximately 25% of our total rental revenue and, as of December 31, 2000, approximately 28% of our total annualized rental revenue. Sonic is the tenant of 67 properties and numerous facility improvement projects. If Sonic were to default on its lease obligations or declare bankruptcy, we could experience significantly reduced rental revenues until the properties Sonic leases could be leased to a new tenant or tenants. No other tenant accounted for 8% or more of our total rental revenue for the year ended December 31, 2000, or total annualized rental revenue as of December 31, 2000. See "Item 2--Properties--Property and Lease Concentrations."

    We invest in properties throughout the United States. As of December 31, 2000, our properties were diversified across 27 states with the largest "geographic concentration" in Texas, which accounted for approximately 26% of our total annualized rental revenue as of December 31, 2000. Properties located in Virginia represented approximately 10% of our total annualized rental revenue as of December 31, 2000. No other state's concentration of properties exceeded 10% of our total annualized rental revenue as of December 31, 2000.

    As of December 31, 2000, 189 of our 244 properties were operated as franchised automobile dealerships. In addition, we leased 45 properties, such as body shops, used vehicle lots and wholesale vehicle auction lots, the majority of which are operated by franchised automobile dealerships, but are not subject to any franchise agreement. Of the remaining 10 properties, consisting solely of raw land, nine are leased by franchised automobile dealers. One parcel, valued at approximately $500,000 and acquired in connection with another property at no additional cost, is not subject to a lease.


GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

    The tenants and we as property owners are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and regulations relating to gasoline storage, waste treatment and other environmental matters, including:

    Environmental Laws. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including tenants, owners (such as us) or operators, for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations apply to past and present business operations of the dealer groups and the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. Generally, tenants are obligated to comply with environmental laws and remediation requirements. Our leases typically impose obligations on the tenants to indemnify us from all or most compliance costs we may experience as a result of the environmental conditions on the properties. If a tenant fails to or cannot comply, we could be forced to pay such costs. As of February 28, 2001, we are not aware of any environmental condition with respect to any of the properties that management believes would have a material adverse effect on our business, financial condition or results of operations. We, however, cannot predict whether new or more stringent laws relating to the environment will be enacted in the future or how such laws or the operations of the dealerships and other businesses on our properties will impact the properties. Costs associated with an environmental event could be substantial. Prior to the acquisition of our properties, we typically engage independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) on the properties. In many cases we have commissioned independent environmental consultants to perform Phase II environmental testing (which generally involves soil or groundwater testing for contaminants). Occasionally when a contaminant is detected on a property, we require as a condition of our acquisition of such property, that the seller post a cash escrow to secure expected remediation costs. None of these assessments or updates revealed any adverse environmental condition which management believes would have a material adverse effect on our business, financial condition or results of operations. There can be no assurances, however, that the environmental assessments detected all contamination, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

    Americans With Disabilities Act of 1990. The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Investigation of a property may reveal non-compliance with the ADA. The tenants will have primary responsibility for complying with the ADA but we may incur costs if the tenant does not comply. As of February 28, 2001, we have not been notified by any governmental authority, and management is not aware, of any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial condition or results of operations.

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


COMPETITION

    We believe that we are the only publicly-traded real estate investment trust to primarily focus on acquiring dealership properties. At this time, we are not aware of any other entity that is pursuing, or intends to pursue, the acquisition of properties used by motor vehicle dealerships.

    We anticipate that the majority of our competition will come from banks and other finance companies that are offering primarily mortgage debt instruments, or may, in the future, offer other types of debt financing.

    Other public or private entities may decide to pursue our strategy of acquiring and leasing back properties used by dealerships. Current and future competitors may have greater financial resources and/or greater general real estate experience than we do. We believe that competition for properties will primarily be on the basis of acquisition price and negotiation of rents and other lease terms. Our tenants may own or operate other properties that are not owned by us.


EMPLOYEES

    As of February 28, 2001, we had 18 employees. None of the employees is represented by a collective bargaining unit. We believe that the relationship with our employees is good.


RECENT DEVELOPMENTS

    During the three months ended December 31, 2000, we completed approximately $53.7 million of acquisitions. We acquired five dealership properties for approximately $48.2 million and facility improvements and expansions on previously acquired properties totaling approximately $5.5 million. Consideration for the properties (including facility improvements and expansions) was approximately $42.8 million in permanent financing and the remainder from a combination of funds drawn down on the Company's short-term credit facilities and cash on hand. These properties total approximately 469,000 square feet of buildings and improvements on approximately 117 acres of land and are located in seven states (California, Georgia, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms ranging from 10 to 20 years (with a weighted average initial lease term of 17.4 years), and have renewal options exercisable at the option of the tenant (ranging from a total of five to 30 years).

2000 ACQUISITIONS

    During the year ended December 31, 2000, we acquired approximately $106.6 million in total real estate, which included 17 dealership properties, facility improvements and expansions on eight previously acquired properties and two construction fundings. Consideration for the properties (including facility improvements, expansions and construction fundings) consisted of approximately 132,000 Units (valued at approximately $1.9 million at the time of acquisition) and the remainder from a combination of funds drawn down on the Company's short-term credit facilities, permanent financing and cash on hand. We anticipate that the funds drawn down on the Company's short-term credit facilities will be replaced with permanent financing during the first half of 2001. These properties and improvements added approximately 918,000 square feet of buildings and improvements on approximately 239 acres of land and are located in 13 states (Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms ranging from 10 to 20 years (with a weighted average initial lease term of 16.7 years), and have renewal options exercisable at the option of the tenant (ranging from a total of five to 30 years).


ITEM 2.   PROPERTIES

PROPERTIES

    As of December 31, 2000, we had invested approximately $1.04 billion in properties, with individual properties ranging from approximately $57,000 to approximately $23.8 million. As of December 31, 2000, we owned 244 properties located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), and a total of approximately 1,518 acres of land containing approximately 8.9 million square feet of buildings and improvements. Our tenants operate 365 motor vehicle franchises on these properties, representing 39 brands of motor vehicles, consisting of Acura, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Daewoo, Dodge, Dodge Trucks, Ford, Freightliner, GMC, GMC Truck, Honda, Hyundai, Infiniti, Isuzu, Jaguar, Jeep, Kia, Land Rover, Lexus, Lincoln-Mercury, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Porsche, Saab, Saturn, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

    All of the properties are owned on a fee simple basis, except that a small portion of one property is occupied pursuant to a ground lease from the owner of the property. As of December 31, 2000, 189 of our 244 properties were operated as franchised automobile dealerships. In addition, we leased 45 properties, such as body shops, used vehicle lots and wholesale vehicle auction lots, the majority of which are operated by franchised automobile dealers, but are not subject to any franchise agreement. Of the remaining 10 properties, consisting solely of raw land, 9 are leased by franchised automobile dealers. One parcel, valued at approximately $500,000 and acquired in connection with another property at no additional cost, is not subject to a lease.


GENERAL DESCRIPTION OF PROPERTIES

    As of December 31, 2000, our properties conform generally to the following specifications for size, cost and type of land, buildings and other improvements.

    Land sizes typically range from one acre to 20 acres. The improvements on the properties generally consist of one or more retail showrooms, office space (which may or may not be contained in a separate building), adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory and future development. The properties generally are zoned for a wide range of commercial uses and typically have frontage on major transportation arteries with high traffic patterns, high visibility, signage and ease of ingress and egress.

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

    Our properties are subject to leases with initial terms that range generally from 10 to 20 years, with a weighted average initial lease term of approximately
13.6 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each exercisable at the option of the tenant (ranging from a total of five to 40 years). With respect to the leases for properties acquired from Sonic during August 1999, Sonic is required to renew, for an additional five years, the initial terms of leases representing 75% of the total rental payments for such Sonic leases expiring in any given year. As of December 31, 2000, the remaining weighted average initial lease term was approximately 11.7 years. The calculation of weighted average initial lease term and remaining weighted average initial lease term assumes that Sonic renews leases as specified above.

    The following table sets forth the schedule of lease expirations for our 230 leases in place as of December 31, 2000 for each of the 10 years beginning with 2001, assuming that none of the tenants (other than Sonic) exercise or have exercised renewal options and that Sonic renews leases as specified above.

                                                    TOTAL RENTAL
                                                      REVENUE          PERCENTAGE OF TOTAL
                                                    REPRESENTED          COMPANY ANNUAL
                                    NUMBER OF       BY EXPIRING          RENTAL REVENUE
               YEAR OF LEASE        EXPIRING         LEASES (IN          REPRESENTED BY
                EXPIRATION           LEASES          THOUSANDS)          EXPIRING LEASES
           ----------------------   ----------   -------------------   --------------------
                   2001                    --           $  --                --
                   2002                    --              --                --
                   2003                     1             244               0.2%
                   2004                    --              --                --
                   2005                    --              --                --
                   2006                     1             154               0.1%
                   2007                     6           2,265               2.1%
                   2008                    28          14,499              13.4%
                   2009                    19          10,468               9.7%
                   2010                     7           2,582               2.4%
            2011 and thereafter           168          77,881              72.1%


    As of December 31, 2000, all of our 244 properties, excluding one parcel valued at approximately $500,000 and acquired in connection with another property at no additional cost, were subject to leases which were performing and in full force and effect. The excluded parcel is not subject to a lease.


PROPERTY AND LEASE CONCENTRATIONS

We invest in properties throughout the United States. As of December 31, 2000, the properties were diversified across 27 states with the largest "geographic concentration" in Texas, which accounted for approximately 26% of our total annualized rental revenue as of December 31, 2000. Properties located in Virginia represented approximately 10% of our total annualized rental revenue as of December 31, 2000. No other state's concentration of properties exceeded 10% of our total annualized rental revenue as of December 31, 2000.

As of December 31, 2000, the properties were leased to 45 different dealer groups. Sonic accounted for approximately 25% of our total rental revenue for the year ended December 31, 2000, and approximately 28% of our total annualized rental revenue as of December 31, 2000. If Sonic were to default on its lease obligations or declare bankruptcy, we could experience significantly reduced rental revenues until the properties could be leased to a new tenant or tenants. No other tenant accounted for 8% or more of our total rental revenue for the year ended December 31, 2000 or total annualized rental revenue as of December 31, 2000.


ITEM 3.   LEGAL PROCEEDINGS

    Neither we nor any of our properties currently are subject to any material legal proceeding nor, to our knowledge, is any material litigation currently threatened against us or any of our properties. Under the leases, the tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties on account of certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, on account of certain matters relating to the ownership of the properties prior to their acquisition by us. See "Item 1--Business--The Properties, Leases, Typical Lease Terms and Dealerships--Leases and Typical Lease Terms--Indemnification."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2000.


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

                                                       HIGH            LOW        DISTRIBUTION
                                                      ------          -----       --------------
Fiscal year ended December 31, 2000

     Fourth fiscal quarter                             $14.5625       $12.375         $0.385
     Third fiscal quarter                               15.625         12.00           0.3775
     Second fiscal quarter                              16.0625        11.50           0.3725
     First fiscal quarter                               13.0625        10.625          0.365


Fiscal year ended December 31, 1999
     Fourth fiscal quarter                             $14.00         $11.625         $0.360
     Third fiscal quarter                               13.75          12.00           0.350
     Second fiscal quarter                              13.75          11.375          0.340
     First fiscal quarter                               15.1875        11.25           0.330


Fiscal year ended December 31, 1998
     Fourth fiscal quarter                             $14.875         $8.8125        $0.320
     Third fiscal quarter                               15.75          10.875          0.270
     Second fiscal quarter                              19.375         13.125          0.210
     First fiscal quarter (from February 13,
     1998)                                              19.75          16.25           0.076

    On February 28, 2001, the reported closing sales price on the Nasdaq National Market was $14.1875 per share and there were approximately 300 holders of record of the common shares of the Company. We believe the total number of beneficial shareholders of the Company to be approximately 3,600 because certain common shares are held by depositories, brokers and other nominees.

    The Company's ongoing operations generally will not be subject to federal income taxes as long as the Company maintains its REIT status. Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% (95% for tax years beginning prior to January 1, 2001) of REIT taxable income. Pursuant to this requirement, we were required to distribute an estimated $25.9 million for 2000 and approximately $23.9 million and $18.4 million for 1999 and 1998, respectively. In order to avoid substantially all federal income taxes, we elected to distribute at least 100% of our taxable income for 2000, 1999 and 1998. Although we are required to distribute at least 90% of taxable income to maintain our REIT status, we may or may not elect to distribute in excess of 90% in future years. Our estimated distribution for 2000 was approximately $27.3 million and our actual distributions for 1999 and 1998 were approximately $25.2 million and $19.4 million, respectively. State income taxes are not significant.

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

Our total annual dividends declared in 2000, 1999 and 1998 were $1.50 per share, $1.38 per share and $0.876 per share, respectively. The amounts declared are different from total distributions calculated for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of deferring taxation until the sale of the shareholder's shares. Of our total distributions in 2000, $1.30 per share represented ordinary income and $0.03 per share represented a return of capital to our shareholders. All of our distributions in 1999 and 1998 were treated as ordinary dividend income to our shareholders for federal income tax purposes. Given the dynamic nature of our long-term acquisition strategy and the extent to which any future acquisitions would alter this calculation, no assurances can be given regarding what portion, if any, of distributions in 2001 or subsequent years will constitute a return of capital for federal income tax purposes.


ITEM 6.   SELECTED FINANCIAL INFORMATION

                                                            YEARS ENDED DECEMBER 31,
       (IN THOUSANDS, EXCEPT PER SHARE DATA)      2000        1999           1998          1997
                                                 ------    ---------       -------        ---------
       Total Revenue.........................   $103,151      $ 75,873      $ 34,931         $ --
       Net Income (Loss).....................     25,812        21,731        16,491        (650)
       Diluted Earnings Per Share............       1.22          1.01          0.79           --
       Annual Cash Dividend Declared Per
         Share...............................       1.50          1.38         0.876           --


                                                               AS OF DECEMBER 31,

       (IN THOUSANDS)                          2000          1999            1998          1997
                                               ------        ------        ---------     -------
       Real Estate Before Accumulated
         Depreciation........................  $1,037,870      $935,525      $511,132        $ --
       Total Assets..........................   1,021,589       942,559       583,211       1,011
       Total Debt............................     585,719       501,510       161,997       1,000
       Minority Interest.....................     115,728       115,384        93,898          --
       Total Shareholders' Equity (Deficit)..     290,033       299,599       308,657       (650)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

    This Annual Report on Form 10-K, including our documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents which we subsequently file with the Securities and Exchange Commission (the "Commission") and are incorporated herein by reference will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the risk factors included or incorporated by reference in our Annual Report on Form 10-K describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events. Other parts of, or documents incorporated by reference into, this Annual Report on Form 10-K may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

        - risks that our growth will be limited if we cannot obtain additional capital;

        - risks of financing, such as the ability to meet existing financial covenants and our ability to consummate additional financings on terms that are acceptable to us;

        - risks that the Company's tenants will not pay rent or that the Company's operating costs will be higher than expected;

        -       risks that additional acquisitions may not be consummated;

        - risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in manufacturer's production, inventory, marketing or other practices;

        - environmental and other risks associated with the acquisition and leasing of automotive properties; and

        - risks related to the Company's status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of a failure to qualify as a REIT.

    Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K/A filed on January 19, 2001, as well as the other information in this Annual Report on Form 10-K or referred to in this Annual Report on Form 10-K, before buying our common shares.


OVERVIEW

     Our primary business strategy is to invest in real estate (land, buildings and other improvements) and at the same time enter into long-term, triple-net leases with operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. We focus on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States. As of December 31, 2000, we owned 244 dealership properties, representing 365 automotive franchises, with a total investment of approximately $1.04 billion. These properties total approximately 8.9 million square feet of buildings and improvements on approximately 1,518 acres of land and are located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia).

    Substantially all our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay substantially all operating expenses of a property, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately
13.6 years, and have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).

    Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

    We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a 40-year period for tax purposes and a 20-year to 30-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.


RECENT DEVELOPMENTS

    During the three months ended December 31, 2000, we completed approximately $53.7 million of acquisitions. We acquired five dealership properties for approximately $48.2 million and facility improvements and expansions on previously acquired properties totaling approximately $5.5 million. Consideration for the properties (including facility improvements and expansions) was approximately $42.8 million in permanent financing and the remainder from a combination of funds drawn down on the Company's short-term credit facilities and cash on hand. These properties total approximately 469,000 square feet of buildings and improvements on approximately 117 acres of land and are located in seven states (California, Georgia, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms ranging from 10 to 20 years (with a weighted average initial lease term of 17.4 years), and have renewal options exercisable at the option of the tenant (ranging from a total of five to 30 years).


2000 ACQUISITIONS

    During the year ended December 31, 2000, we acquired approximately $106.6 million in total real estate, which included 17 dealership properties, facility improvements and expansions on eight previously acquired properties and two construction fundings. Consideration for the properties (including facility improvements, expansions and construction fundings) consisted of approximately 132,000 units of limited partnership interest in the Operating Partnership ("Units") (valued at approximately $1.9 million at the time of acquisition) and the remainder from a combination of funds drawn down on the Company's short-term credit facilities, permanent financing and cash on hand. We anticipate that the funds drawn down on the Company's short-term credit facilities will be replaced with permanent financing during the first half of 2001. These properties and improvements added approximately 918,000 square feet of buildings and improvements on approximately 239 acres of land and are located in 13 states (Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms ranging from 10 to 20 years (with a weighted average initial lease term of 16.7 years), and have renewal options exercisable at the option of the tenant (ranging from a total of five to 30 years).

RESULTS OF OPERATIONS

Comparison of 2000 to 1999

    Rental revenue for the year ended December 31, 2000 increased 37% to $102.1 million, as compared to $74.3 million for 1999. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 244 properties as of December 31, 2000, versus 230 properties as of December 31, 1999 (77 of which were acquired in the second half of 1999). In addition, included in rental revenue for the years ended December 31, 2000 and 1999 were straight-lined rents totaling $2.4 million and $962,000, respectively. During the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for leases with fixed minimum escalators. The effect on periods prior to the third quarter of 1999 was not material.

Interest and other income for the year ended December 31, 2000 decreased 32% to $1.1 million from $1.5 million for 1999. The decrease was primarily due to a decrease in interest earned on temporary investments. There was a timing difference between when the funds were received on debt issued during 1999 and the closing of the acquisitions in which the funds were utilized, thereby causing excess cash on hand during part of the year. These net proceeds were fully used during 1999. Partially offsetting the decrease in interest income was an increase in the gain on the sale of properties, which increased 27% to $311,000 from $245,000 in 1999.

    Depreciation and amortization for the year ended December 31, 2000 increased 15% to $17.7 million from $15.3 million for 1999 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 and that were being depreciated over 20 years. During the third quarter of 1999, we reviewed the age and estimated remaining useful life of each of our properties in our real estate portfolio that we acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the estimated remaining useful lives. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. This change decreased depreciation expense on the assets acquired prior to 1999 by approximately $2.2 million for the year ended December 31, 2000, as compared to the same period in 1999.

    General and administrative expenses for the year ended December 31, 2000 decreased 3% to $6.6 million, as compared to $6.8 million for 1999. General and administrative expenses, excluding the write-off of our $300,000 investment in BBCN, a start-up on-line procurement company for the automotive retail industry, decreased by approximately $489,000, or 7%, from 1999. During 2000, we wrote off our investment in BBCN as they ceased operations due to their inability to secure the necessary capital to fund their business. Excluding the BBCN write-off, the decrease in general and administrative expenses was primarily due to a decrease in payroll and related expenses attributable to staffing reductions that occurred throughout 1999 and a reduction in marketing and advertising expenses.

    Interest expense for the year ended December 31, 2000 increased to $42.7 million from $24.5 million for 1999. The increase was due to interest incurred for the entire year on debt issued in the second half of 1999 and interest incurred on our credit facilities and additional new debt issued in 2000 to fund acquisitions. In addition, as a result of rising interest rates on new debt issued during 2000, the effective interest rate (including deferred loan fees amortized over the life of the loans) of the Company's outstanding debt rose from 8.0% in 1999 to 8.13% in 2000. Interest expense also increased because of the additional costs incurred to maintain properties in our borrowing base under our short-term credit facilities. Debt outstanding as of December 31, 2000 was approximately $585.7 million (consisting of approximately $481.9 million of fixed rate indebtedness and approximately $103.8 million of variable rate indebtedness) compared to $501.5 million (consisting of approximately $491.5 million of fixed rate indebtedness and approximately $10.0 million of variable rate indebtedness) as of December 31, 1999.

Comparison of 1999 to 1998

    Although we were formed prior to January 1, 1998, we did not complete our initial public offering ("IPO") until February 19, 1998, at which time we purchased our initial properties and began generating rental income.

    Rental revenue for the year ended December 31, 1999 increased 175% to $74.3 million, as compared to $27.0 million for 1998. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions (230 properties owned as of December 31, 1999, versus 120 properties as of December 31, 1998), from which we generate our rental income. In addition, during the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for leases with fixed minimum escalators. This increased rental revenue for the year ended December 31, 1999 by approximately $962,000. The effect on prior years was not material.

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

    Depreciation and amortization for the year ended December 31, 1999 increased 143% to $15.3 million from $6.3 million for 1998 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 that were being depreciated over 20 years. During the third quarter of 1999, we reviewed the age and estimated useful life of each of our properties in our real estate portfolio that we acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were currently being depreciated over a 20-year life to a 30-year life to properly reflect the estimated remaining useful lives. The change in depreciable life is considered a change in accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change decreased depreciation and amortization expense by approximately $2.2 million for the year ended December 31, 1999.

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

    Interest expense for the year ended December 31, 1999 increased to $24.5 million from $2.3 million for 1998. The increase was due to interest charged on issued debt in late 1998 and throughout 1999 (including mortgage debt and borrowings under our credit facility). Debt outstanding as of December 31, 1999 was approximately $501.5 million (consisting of approximately $491.5 million of fixed rate indebtedness and approximately $10.0 of variable rate indebtedness) compared to $162.0 million (all of which was fixed rate indebtedness) as of December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $6.3 million and $11.9 million at December 31, 2000 and December 31, 1999, respectively. The changes in cash and cash equivalents during the years ended December 31, 2000 and 1999 were attributable to operating, investing and financing activities, as described below.

Operating Activities

    Cash provided by operating activities for the years ended December 31, 2000 and 1999 was $56.3 million and $39.8 million, respectively, and represents, in each year, cash received from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

    Cash used in investing activities for the years ended December 31, 2000 and 1999 was $99.0 million and $401.2 million, respectively, and primarily reflects the acquisition of dealership properties and facility improvements and expansions, net of sales, during those years.

Financing Activities

    Cash from financing activities for the years ended December 31, 2000 and 1999 was $37.1 million and $301.2 million, respectively. Cash from financing activities for the year ended December 31, 2000 primarily reflects:

        - $80.1 million of proceeds received from mortgage loans closed during the year;

        - $60.4 million of proceeds received from borrowings on our credit facilities; and

        - $6.1 million of proceeds received from the issuance of common shares, net of fees.

    The cash provided by financing activities was partially offset by:

        - the repayment of borrowings on our credit facilities totaling $46.2 million;

        - payments of principal on outstanding mortgage loans totaling $10.1 million;

        - distributions made to shareholders and limited partners during the year totaling $43.4 million; and

        -       the repurchase of common shares totaling $9.9 million.


 Cash from financing activities for the year ended December 31, 1999 primarily reflects:

        - $345.0 million of proceeds from mortgage loans closed during the year; and

        - $62.0 million of proceeds from borrowings on our credit facilities.

    The cash provided by financing activities was partially offset by:

        - the repayment of borrowings on our credit facilities totaling $62.0 million;

        - payments of principal on outstanding mortgage loans totaling $5.5 million; and

        - distributions made to shareholders and limited partners during the year totaling $38.2 million.


Mortgage Indebtedness and Credit Facilities

    As of December 31, 2000, we had total debt outstanding of $585.7 million.
Of this debt, approximately $571.5 million (consisting of $481.9 million of fixed rate indebtedness and $89.6 million of variable rate indebtedness) was mortgage indebtedness secured by approximately 210 of our dealership properties. In addition, we had $14.2 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of December 31, 2000 (dollars in thousands):

                                          ORIGINAL         PRINCIPAL
                                        DEBT ISSUED     BALANCE AS OF   EFFECTIVE       TERM/
                                                         DECEMBER 31,    INTEREST    AMORTIZATION
          DESCRIPTION OF DEBT                                2000         RATE*        SCHEDULE

7.59% fixed rate debt due 12/1/08  (1)        $38,050         $37,103    7.99%       10 yr/17 yr
7.635% fixed rate debt due 10/1/14  (2)       111,950         103,749    7.93%       15 yr/15 yr
8.05% fixed rate debt due 10/1/14  (3)         85,000          81,560    8.32%       15 yr/15 yr
7.54% fixed rate debt due 7/6/11  (4)         100,000          98,093    7.71%       12 yr/25 yr
8.03% fixed rate debt due 9/29/11  (5)        150,000         150,000    8.08%       12 yr/25 yr
7.50% fixed rate debt due 1/20/03  (6)         12,000          11,421    7.75%      4.25 yr/20 yr
                                       -------------------------------
 Total Mortgage Fixed Rate Debt              $497,000        $481,926    8.00%
                                                                                    10 to 12 yr/25
                                                                                   to 30 yr, level
  Various variable rate debt  (7)              90,101          89,593    8.68%        principal
                                       -------------------------------


TOTAL MORTGAGE DEBT                          $587,101        $571,519    8.11%

$50 million revolving partially
secured facility  (8)                                          14,198    8.92%           3 yr
$100 million revolving secured
facility  (9)                                                       2    8.94%           1 yr
                                                     -----------------

TOTAL CREDIT FACILITIES                                       $14,200    8.90%
                                                     -----------------

TOTAL DEBT OUTSTANDING                                      $585,719     8.13%
                                                     =================   =====



      * Includes deferred loan fees amortized over the life of the loans.

(1) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $63.6 million. The Operating Partnership has provided a guaranty limited to approximately $8.9 million of this loan, which guaranty is contingent upon the occurrence of certain circumstances.

(2) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $3.4 million. The loan is secured by mortgages on 50 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $181.4 million. The Operating Partnership has provided a guaranty limited to approximately $26.1 million of this loan, which guaranty is contingent upon the occurrence of certain circumstances.

(3) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $2.9 million. The loan is secured by mortgages on 28 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $151.0 million. The loan in footnote
(2) and this loan are cross-collateralized.

(4) The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by 48 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $173.1 million.

(5) The terms of the loan require quarterly interest-only payments until January 2002. Thereafter, payments of principal and interest will be made quarterly with a final payment at maturity of approximately $121.2 million. The loan is secured by 58 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $208.4 million.

(6) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $10.8 million. The note is secured by four of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $21.8 million.

(7) These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly level principal payments and interest payments. At maturity the loans require a final payment of approximately $50.7 million. Excluding $20 million of the variable rate debt, the loans are secured by 16 properties, which as of December 31, 2000 have an aggregate net book value of approximately $85.9 million. The remaining $20 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote
(4).

(8) The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the payment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(9) The facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.

    The more significant debt covenants related to our mortgage debt and credit facilities limit the Company's debt to 65% of assets and require the Company to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness and credit facilities.


Liquidity Requirements

    Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and holders of Units ("Unitholders"), and amounts required for additional property acquisitions and facility improvements and expansions. We expect to meet these requirements (other than amounts required for additional property acquisitions and facility improvements and expansions) through cash provided by operating activities. We anticipate that any additional acquisition of properties or facility improvements and expansions during the next 12 months will be funded with amounts available under our existing credit facilities, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units. Acquisitions of property and facility improvements and expansions will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

    As of December 31, 2000, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties and facility improvements and expansions. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

    Our liquidity requirements with respect to future acquisitions of properties and facility improvements and expansions may be reduced to the extent that we use Units as consideration for such purchases.

    We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of December 31, 2000, our debt was approximately 55% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we generally match the term of the lease with that of the debt as well as the type of the lease with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term ("match-funding"). We currently intend to substantially match-fund at least 85% of our total outstanding long-term debt with long-term leases.

Approximately 90% of our debt outstanding as of December 31, 2000 is substantially match-funded, non-recourse debt. We may change the 85% target at any time without shareholder approval.

    In light of our current balance sheet position, we believe that we are able to obtain additional financing for our short-term and long-term capital needs without exceeding our debt to asset ratio policy. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Share Repurchase Program

    During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of our management. During 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. Since the inception of the share repurchase program, a total of 4,084,700 shares have been repurchased at an average price of $10.61 per share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

Dividend Reinvestment and Share Purchase Plan

    During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan, which was subsequently amended in March 2001 (the "DRIP"). Under the DRIP, current shareholders and Unitholders are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

    The DRIP permits current shareholders, Unitholders and new investors to invest a minimum of $500 up to a maximum of $10,000 in common shares per month. The DRIP also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as more fully described in the Prospectus relating to the DRIP. Shares purchased under the DRIP through reinvestment of dividends are purchased at a discount (currently 3%). Shares purchased under the DRIP through optional cash payments of $10,000 or less are purchased at market price.

    Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the DRIP. For the year ended December 31, 2000, we issued approximately 458,000 additional shares under the DRIP and received approximately $5.9 million in proceeds.

Shelf Registration Statement

    On March 2, 1999, we filed a shelf registration statement (the "Shelf Registration Statement") with the Commission relating to the future offering of up to an aggregate of $200 million of common shares, preferred shares, debt securities and warrants exercisable for common or preferred shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 2000, the Company had not issued any securities pursuant to the Shelf Registration Statement and, thus, $200 million was available under the Shelf Registration Statement for the issuance of securities.


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

     FFO for the years ended December 31, 2000 and 1999 is computed as follows (in thousands):

                                                            2000           1999
                                                            ----           ----
Net Income before Minority Interest                     $ 36,140       $ 29,204

Real Estate Depreciation and Amortization                 17,626         15,246

Gain on Sale of Assets                                     (311)          (245)
                                                        --------       --------

Funds From Operations                                   $ 53,455       $ 44,205
                                                        --------       --------

Weighted Average Number of Common Shares and
Units Used to Compute Basic FFO per Share                 29,274         28,774
                                                          ------         ------

Weighted Average Number of Common Shares and
Units Used to Compute Fully Diluted FFO per
Share                                                     29,476         28,796
                                                          ------         ------


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

    As of December 31, 2000, we had fixed rate indebtedness totaling approximately $481.9 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at December 31, 2000 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $29.3 million. As of December 31, 2000, we had variable rate indebtedness totaling approximately $103.8 million. Interest rate fluctuations may affect our annual interest expense on our variable rate debt. If the interest rate on our variable rate debt instruments outstanding at December 31, 2000 had been one percentage point higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $1.0 million, based on balances at December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE NO.
                                                                                --------
                Report of Independent Public Accountants.....................       22
                Consolidated Balance Sheets..................................       23
                Consolidated Statements of Operations........................       24
                Consolidated Statements of Changes in Shareholders' Equity
                  (Deficit)..................................................       25
                Consolidated Statements of Cash Flows........................       26
                Notes to Consolidated Financial Statements...................       27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Capital Automotive REIT:

    We have audited the accompanying consolidated balance sheets of Capital Automotive REIT (a Maryland real estate investment trust, the "Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Automotive REIT and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/   ARTHUR ANDERSEN LLP

Vienna, Virginia
January 26, 2001

                             CAPITAL AUTOMOTIVE REIT

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               AS OF DECEMBER 31,
                                                                               -------------------
                                                                              2000        1999
                                                                              -----       -----
ASSETS
Real estate:
    Land  . .............................................................   $ 446,418   $ 423,757
    Buildings and improvements...........................................     591,452     511,768
    Accumulated depreciation.............................................    (38,644)    (21,202)
                                                                          -----------    --------
                                                                              999,226     914,323
Cash and cash equivalents................................................       6,298      11,886
Other assets, net........................................................      16,065      16,350
                                                                          ------------   --------

    TOTAL ASSETS.........................................................  $1,021,589   $ 942,559
                                                                           ============  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage loans...........................................................   $ 571,519   $ 501,510
Borrowings under credit facilities.......................................      14,200          --
Accounts payable and accrued expenses....................................      24,254      21,298
Security deposits payable................................................       5,855       4,768
                                                                          -----------   ----------

    TOTAL LIABILITIES....................................................     615,828     527,576
                                                                          -----------  -----------

Minority interest........................................................     115,728     115,384

SHAREHOLDERS' EQUITY:
    Preferred shares, $.01 par value; 20,000,000 shares authorized;
       none outstanding..................................................          --          --
    Common shares, $.01 par value; 100,000,000 shares authorized;
       21,185,240 shares issued and outstanding as of December 31, 2000 and 21,607,415 shares issued and outstanding as of December
       31, 1999..........................................................         212         216
    Additional paid-in capital...........................................     307,715     311,542
    Accumulated deficit..................................................    (17,894)    (12,159)
                                                                          ------------   --------
        TOTAL SHAREHOLDERS' EQUITY.......................................     290,033     299,599
                                                                          ------------    -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................  $1,021,589   $ 942,559
                                                                           ============  =========













         See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                          2000     1999       1998
                                                                       --------- ----------  -------
Revenue:

    Rental...........................................................  $102,101   $ 74,339   $ 27,027
    Interest and other...............................................     1,050      1,534      7,904
                                                                       --------     ------      -----

        Total revenue................................................   103,151     75,873     34,931
                                                                       --------    -------     ------
Expenses:
    Depreciation and amortization....................................    17,725     15,347      6,304
    General and administrative.......................................     6,592      6,781      5,487
    Interest.........................................................    42,694     24,541      2,254
                                                                       --------    -------     ------

        Total expenses...............................................    67,011     46,669     14,045
                                                                       --------    -------    -------
Net income before minority interest..................................    36,140     29,204     20,886
Minority interest....................................................   (10,328)    (7,473)    (4,395)
                                                                       --------    -------    -------

Net income...........................................................  $ 25,812   $ 21,731   $ 16,491
                                                                       ========== =========  ========
Shares of common stock outstanding used to compute basic earnings per
share................................................................    20,911     21,607     20,927
                                                                       ========== =========  ========
Basic earnings per share.............................................  $   1.23   $   1.01   $   0.79
                                                                       ========== =========  ========
Shares of common stock outstanding used to compute diluted earnings
per share............................................................    21,113     21,629     20,978
                                                                       ========== ========== =========
Diluted earnings per share...........................................  $   1.22   $   1.01  $    0.79
                                                                       ========== ========== =========

























         See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       COMMON SHARES         ADDITIONAL
                                                     -----------------       ----------
                                                                              PAID-IN     ACCUMULATED
                                                                              -------     -----------
                                                    SHARES       AMOUNT       CAPITAL       DEFICIT       TOTAL
                                                    ------       ------       -------       -------       -----
BALANCE AT DECEMBER 31, 1997...............              10        $ --       $     --     $   (650)     $  (650)

Repurchase of initial shares...............             (10)         --             --           --           --
Proceeds from initial public offering......      20,000,000         200        299,800           --      300,000
Proceeds from exercise of underwriters'
  over-allotment option....................       3,000,000          30         44,970           --       45,000
Proceeds from private placement............       1,792,115          18         24,982           --       25,000
Payment of underwriting discounts,
  commissions and other offering expenses..              --          --        (27,715)          --      (27,715)
Adjustment to reflect minority interest
  ownership in Operating Partnership.......              --          --          3,868           --        3,868
Repurchase of common shares................      (3,184,700)        (32)       (33,439)          --      (33,471)
Dividend declared or paid..................              --          --             --      (19,866)     (19,866)
Net income.................................              --          --             --       16,491       16,491
                                                  ---------       -----      ---------      --------     -------

BALANCE AT DECEMBER 31, 1998...............      21,607,415         216        312,466       (4,025)     308,657
                                                 ==========     =======       ========      ========     =======
Adjustment to reflect minority interest
  ownership in Operating Partnership.......              --          --         (1,356)          --       (1,356)
Registration fees and other................              --          --            432           --          432
Dividend declared or paid..................              --          --             --      (29,865)     (29,865)
Net income.................................              --          --             --       21,731       21,731
                                                  ---------       -----        -------      --------     -------

BALANCE AT DECEMBER 31, 1999...............      21,607,415         216        311,542      (12,159)     299,599
                                                 ==========     =======       ========     =========     =======
Adjustment to reflect minority interest
  ownership in Operating Partnership.......              --          --           (688)          --         (688)
Proceeds from dividend reinvestment and
  share purchase plan, net of fees.........         457,835           5          5,870           --        5,875
Exercise of common stock options...........          19,990          --            280           --          280
Registration fees..........................              --          --            (27)          --          (27)
Stock compensation expense.................              --          --            592           --          592
Repurchase of common shares................        (900,000)         (9)        (9,854)          --       (9,863)
Dividend declared or paid..................              --          --             --      (31,547)     (31,547)
Net income.................................              --          --             --       25,812       25,812
                                                  ---------       -----          -----       -------      ------


BALANCE AT DECEMBER 31, 2000...............      21,185,240      $  212       $307,715     $(17,894)    $290,033
                                                 ==========      ======       ========     =========     =======














         See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                            2000            1999              1998
                                                                          --------         -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income .....................................................      $ 25,812        $ 21,731         $ 16,491
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization................................        18,844          16,042            6,304
       Income applicable to minority interest.......................        10,328           7,473            4,395
       Increase in other assets.....................................        (1,443)        (11,041)          (5,004)
       Increase in accounts payable and accrued expenses............         1,693           4,732            5,118
       Increase in security deposits payable........................         1,087             861            3,907
                                                                          --------        ---------        ---------

          Net cash provided by operating activities.................        56,321          39,798           31,211
                                                                          --------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment, net of disposals...........           (33)            (61)            (286)
    Real estate acquisitions, net of sales..........................       (98,952)       (401,130)        (412,346)
                                                                          --------        ---------        ---------
          Net cash used in investing activities.....................       (98,985)       (401,191)        (412,632)
                                                                          --------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under credit facilities................        60,400          62,000           63,000
    Proceeds from mortgage loans....................................        80,101         345,000          162,032
    Repayment of borrowings under credit facilities.................       (46,200)        (62,000)         (64,000)
    Mortgage principal payments.....................................       (10,093)         (5,487)             (35)
    Proceeds from issuance of initial public offering of common shares and underwriters' over-allotment option, net of
       issuance costs...............................................            --              --          317,285
    Proceeds from issuance of private placement, net of issuance
       costs........................................................            --              --           25,000
    Payment of cash dividend........................................       (31,065)        (28,990)         (12,952)
    Payment of partner distribution.................................       (12,309)         (9,220)          (3,357)
    Repurchase of common shares.....................................        (9,863)             --          (33,471)
    Issuance of common shares, net of fees..........................         6,105            (130)              --
                                                                          --------        ---------        ---------

          Net cash provided by financing activities.................        37,076         301,173          453,502
                                                                          --------        ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................        (5,588)        (60,220)          72,081

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................        11,886          72,106               25
                                                                          --------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................      $  6,298         $11,886         $ 72,106
                                                                          --------        ---------        ---------
SUPPLEMENTAL DATA:

    Real estate acquisitions in exchange for equity issuance........      $  1,897        $ 23,376         $ 98,786

    Fourth quarter distribution.....................................      $ 11,411 (1)    $ 10,786 (2)     $  8,973 (3)

    Interest paid during the period.................................      $ 40,778        $ 17,353         $  2,177



        (1) Declared in fourth quarter 2000, paid in January 2001.
        (2) Declared in fourth quarter 1999, paid in January 2000.
        (3) Declared in fourth quarter 1998, paid in January 1999.



















         See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  ORGANIZATION

    Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns interests in real estate through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership, and as of December 31, 2000 owned approximately 71.5% of the units of limited partnership interest in the Operating Partnership ("Units"). The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us" and "our" refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or the Company's and the Operating Partnership's directly and indirectly owned subsidiaries.

    Our primary business strategy is to invest in real estate (land, buildings and other improvements) and at the same time enter into long-term, triple-net leases with operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. We focus on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operator of dealerships to refer to the related persons and companies that lease our properties.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include our accounts, net of minority interest as defined in Note 9 herein. All intercompany balances and transactions have been eliminated in consolidation.

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

    During 1999, management reviewed the age and estimated remaining useful life of each of our properties in our real estate portfolio that were acquired prior to 1999. Based on the average age of these assets, we changed the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 and that were currently being depreciated over a 20-year life to a 30-year life in order to properly reflect the estimated remaining useful lives. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change reduced depreciation expense on the assets acquired prior to 1999 by approximately $2.2 million, and thus, increased net income by approximately $2.2 million, for both years ended December 31, 2000 and December 31, 1999, as compared to the same period in the prior year.

    We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. A significant decrease in the real estate's fair market value, an accumulation of costs significantly exceeding amounts originally expected to acquire the asset or a tenant's inability to perform its duties and pay rent under the terms of the lease, may all affect our ability to

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


recover the carrying amount of the real property. Management considers current market conditions, tenant credit analysis and third-party valuations in determining the net realizable value of our rental properties. After completing this assessment, management believes no material impairment has occurred in our net property carrying values as of December 31, 2000.

FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

DEFERRED LOAN COSTS

    Certain costs incurred in connection with obtaining our revolving secured credit facilities and issuance of mortgage notes through December 31, 2000 are capitalized and generally amortized over the terms of the respective credit facilities or notes on a straight-line basis (which approximates the effective interest method). These costs, net of accumulated amortization, are included in other assets and total approximately $8.9 million and $9.1 million as of December 31, 2000 and 1999, respectively.

CAPITALIZED LEASING COSTS

    Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets and total approximately $831,000 and $748,000 as of December 31, 2000 and 1999, respectively. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant's financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

INCOME TAXES

    We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 95% (90% for tax years beginning January 1, 2001) of our taxable income to our shareholders and comply with certain other requirements.

RENTAL REVENUE RECOGNITION

    We lease our real estate pursuant to long-term, triple-net leases that typically require the tenants to pay substantially all expenses associated with the operations of the real estate, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. All leases are accounted for as operating leases.

    Rental income attributable to leases is recorded when due from tenants. Certain of the leases provide for fixed minimum escalators, which are recognized on a straight-line basis over the initial term of the lease. We began, on a prospective basis, straight-lining our rents for our leases with fixed minimum escalators during the third quarter of 1999. The effect of straight-lining our rents with fixed minimum escalators on prior periods was not material. Straight-

                             CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


lined rents are included in other assets and total approximately $3.3 million and $962,000 as of December 31, 2000 and 1999, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management compares the carrying value and the estimated fair value of our financial instruments. Due to the highly liquid and short-term nature of our investments, the carrying value approximates the fair value. After determining fair value of long-term debt instruments by discounting future cash flows using current market rates, management believes there were no material differences in the carrying value and the fair value of our debt instruments as of December 31, 2000 and 1999.


3.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 and its related amendments has not had a significant impact on our consolidated financial position, results of operations or cash flows as we currently do not maintain any derivative instruments.


4.  ACQUISITIONS OF PROPERTIES

    During the year ended December 31, 2000, we acquired approximately $106.6 million in total real estate, which included 17 dealership properties, facility improvements and expansions on eight previously acquired properties and two construction fundings. Consideration for the properties (including facility improvements, expansions and construction fundings) consisted of approximately 132,000 Units (valued at approximately $1.9 million at the time of acquisition) and the remainder from a combination of funds drawn down on the Company's short-term credit facilities, permanent financing and cash on hand. We anticipate that the funds drawn down on the Company's short-term credit facilities will be replaced with permanent financing during the first half of 2001. These properties and improvements added approximately 918,000 square feet of buildings and improvements on approximately 239 acres of land and are located in 13 states (Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms ranging from 10 to 20 years (with a weighted average initial lease term of 16.7 years), and have renewal options exercisable at the option of the tenant (ranging from a total of five to 30 years).

                            CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    During the third quarter, we introduced a program for our tenants that, in certain circumstances, provides funding for certain facility improvements and expansions on properties that we own. Under this program, we follow a policy that resets the lease period back to the original lease term when the funding of the improvement is complete, thereby ensuring that our returns on the improvements will be generated over the same period as our original lease term. Rental payments are increased by applying current cap rates to the amount advanced, thereby creating a new blended rate on the property lease. We have structured certain of our underlying debt to allow for the flexibility to complete these types of transactions and achieve appropriate leverage as well as fixed investment spreads. During 2000, we funded approximately $9.1 million in facility improvement projects.

    Of the approximately $106.6 million of real estate acquisitions closed during 2000, approximately $75.7 million of the acquisitions, including the acquisition of 12 properties and eight of the facility improvement projects, utilized our variable cap rate program. Under this program, which was introduced during the first quarter of 2000, base rent payments change monthly based upon a fixed spread over an applicable index, generally LIBOR. In addition, the spread is adjusted upward periodically based on a factor of the change in the consumer price index ("CPI"). The tenant has the ability to fix the base rent during the initial lease term. The fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. Such leases generally are or will be financed with long-term, variable rate debt thereby fixing our minimum investment spread.

As of December 31, 2000, we owned 244 dealership properties, representing 365 automotive franchises, with a total investment of approximately $1.04 billion. These properties total approximately 8.9 million square feet of buildings and improvements on approximately 1,518 acres of land and are located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia). The initial lease terms generally range from 10 to 20 years with a weighted average initial lease term of approximately 13.6 years, and have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).


5.  RELATED PARTY TRANSACTIONS

As of December 31, 2000, we owned 24 properties that were leased to entities related to three members of our Board of Trustees and members of their families. In conjunction with the purchases of these properties, we entered into long-term, triple-net lease agreements with two 10-year extensions exercisable at the option of the tenant. The leases in the aggregate provide for annualized rental payments as of December 31, 2000 of approximately $12.2 million.


6.  OPERATING LEASES

    In connection with the acquisitions discussed in Note 4, we entered into long-term, triple-net lease agreements with the operators of the dealerships who are our tenants. The leases have initial terms generally ranging from 10 to 20 years and generally include multiple options to renew upon the same terms and conditions, exercisable at the option of the tenants. Base rent is typically adjusted upward periodically, usually based on a factor of the change in the CPI. For variable cap rate leases, base rent payments change monthly based upon a fixed spread over an applicable index, generally LIBOR. In addition, the spread is adjusted upward periodically based on a factor of the change in the CPI. The tenant has the ability to fix the base rent during the initial lease term. The fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. In general, the lease terms establish minimum and maximum periodic adjustments. A limited number of our leases offer tenant purchase options, generally at a pre-determined price or the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of CPI at the time the option is exercised.

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Future minimum rental payments as of December 31, 2000 will be received as follows (in thousands):


  FOR THE YEAR ENDED DECEMBER 31,
           2001.............................................................   $ 108,207
           2002.............................................................     108,530
           2003.............................................................     108,963
           2004.............................................................     109,954
           2005.............................................................     110,759
           Thereafter.......................................................     731,666
                                                                             -----------
           Total............................................................ $ 1,278,079
                                                                             ===========


    As of December 31, 2000, there were three years and two months remaining on a six-year lease agreement for our current office space. The office lease is accounted for as an operating lease. Future minimum lease payments at December 31, 2000 are as follows:



                  FOR THE YEAR ENDED DECEMBER 31,
                                                                                                                                   $
                           2001...............................   213,129
                           2002...............................   219,523
                           2003...............................   226,109
                           2004...............................    37,869
                           2005...............................         -
                                                                 -------
                           Total..............................  $696,630
                                                                 =======


7.  EARNINGS PER SHARE

    Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, restricted phantom shares, options and warrants. The weighted average number of shares outstanding used to compute diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 was approximately 21.1 million, 21.6 million and 21.0 million, respectively. The impact of dilution of common equivalent shares for the years ended December 31, 2000, 1999 and 1998 was approximately 202,000, 22,000 and 51,000, respectively.


8.  MORTGAGE LOANS AND CREDIT FACILITIES

     As of December 31, 2000, we had total debt outstanding of $585.7 million. Of this debt, approximately $571.5 million (consisting of $481.9 million of fixed rate indebtedness and $89.6 million of variable rate indebtedness) was mortgage indebtedness secured by approximately 210 of our dealership properties. In addition, we had $14.2 million outstanding on our revolving credit facilities.

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The following is a summary of our total debt outstanding as of December 31, 2000 and 1999 (dollars in thousands):



                                                   PRINCIPAL         PRINCIPAL
                                       ORIGINAL   BALANCE AS OF   BALANCE AS OF      EFFECTIVE            TERM/
                                         DEBT     DECEMBER 31,     DECEMBER 31,      INTEREST          AMORTIZATION
                                        ISSUED       2000             1999           RATE*               SCHEDULE
         DESCRIPTION OF DEBT



7.59% fixed rate debt due 12/1/08 (1)     $38,050     $37,103      $38,050            7.99%                10 yr/17 yr
7.635% fixed rate debt due 10/1/14  (2)   111,950     103,749      107,675            7.93%                15 yr/15 yr
8.05% fixed rate debt due 10/1/14 (3)      85,000      81,560       84,528            8.32%                15 yr/15 yr
7.54% fixed rate debt due 7/6/11 (4)      100,000      98,093       99,527            7.71%                12 yr/25 yr
8.03% fixed rate debt due 9/29/11 (5)     150,000     150,000      150,000            8.08%                12 yr/25 yr
7.50% fixed rate debt due 1/20/03 (6)      12,000      11,421       11,730            7.75%               4.25 yr/20 yr
                                         ---------------------------------
Total Mortgage Fixed Rate Debt           $497,000    $481,926     $491,510            8.00%

                                                                                                      10 to 12 yr/25 to 30
Various variable rate debt (7)             90,101      89,593      10,000             8.68%            yr, level principal
                                         ---------------------------------

TOTAL MORTGAGE DEBT                      $587,101    $571,519    $501,510             8.11%

$50 million revolving partially
secured facility (8)                                   14,198           --            8.92%                   3 yr
$100 million revolving secured
facility (9)                                                2           --            8.94%                   1 yr


                                                    ------------------------
TOTAL CREDIT FACILITIES                              $14,200            -             8.90%
                                                    ------------------------


TOTAL DEBT OUTSTANDING                              $585,719      $501,510            8.13%
                                                    ===========  ============        =========

     * Includes deferred loan fees amortized over the life of the loans.

(1) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $63.6 million. The Operating Partnership has provided a guaranty limited to approximately $8.9 million of this loan, which guaranty is contingent upon the occurrence of certain circumstances.

(2) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $3.4 million. The loan is secured by mortgages on 50 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $181.4 million. The Operating Partnership has provided a guaranty limited to approximately $26.1 million of this loan, which guaranty is contingent upon the occurrence of certain circumstances.

(3) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $2.9 million. The loan is secured by mortgages on 28 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $151.0 million. The loan in footnote
(2) and this loan are cross-collateralized.

(4) The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by 48 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $173.1 million.

(5) The terms of the loan require quarterly interest-only payments until January 2002. Thereafter, payments of principal and interest will be made quarterly with a final payment at maturity of approximately $121.2 million. The

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

loan is secured by 58 of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $208.4 million.

(6) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $10.8 million. The note is secured by four of our properties, which as of December 31, 2000 have an aggregate net book value of approximately $21.8 million.

(7) These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly level principal payments and interest payments. At maturity the loans require a final payment of approximately $50.7 million. Excluding $20 million of the variable rate debt, the loans are secured by 16 properties, which as of December 31, 2000 have an aggregate net book value of approximately $85.9 million. The remaining $20 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote
(4).

(8) The facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the payment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(9) The facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.

    The more significant debt covenants related to our mortgage debt and credit facilities limit the Company's debt to 65% of assets and require the Company to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2000, we were in compliance with all of the loan covenants related to our mortgage indebtedness and credit facilities.

    Aggregate annual principal maturities of mortgage indebtedness as of December 31, 2000 are as follows (in thousands):




                             FOR THE YEAR ENDED DECEMBER 31,
                             2001............................   $ 13,309
                             2002............................     16,910
                             2003............................     28,410
                             2004............................     18,694
                             2005............................     20,031
                             Thereafter......................    474,165
                                                              ----------
                             Total...........................  $ 571,519
                                                               =========


9.  MINORITY INTEREST

    Minority interest is calculated at approximately 28.5 percent and 27.8 percent of the Operating Partnership's partners' capital as of December 31, 2000 and 1999, respectively. Minority interest is calculated at approximately 28.6 percent and 25.6 percent of the Operating Partnership's partners' net income for the years ended December 31, 2000 and

                             CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1999, respectively. The ownership of the Operating Partnership as of December 31, 2000 and 1999 is as follows (Units in thousands):

                                                    DECEMBER 31,
                                    ----------------------------------------------
                                            2000                  1999
                                    ----------------------------------------------

                                       UNITS     PERCENT    UNITS       PERCENT
                                       -----     -------    -----       -------
             Partners' capital:
                  Limited Partners.. 8,453.3      28.5%     8,321.6      27.8%
                  The Company...... 21,185.2      71.5%    21,607.4      72.2%
                                    --------      -----    --------      -----
                     Total........  29,638.5     100.0%    29,929.0     100.0%
                                    ========     ======    ========     ======


10.   STOCK-BASED COMPENSATION

    During 1998, we adopted the Capital Automotive Group 1998 Equity Incentive Plan (the "Plan"). Under the Plan, the Executive Compensation Committee of the Board of Trustees (the "Committee") was authorized to grant up to approximately
2.8 million options to our employees, non-employee trustees and certain other service providers, to purchase common shares of the Company ("Share Options") and/or Units of the Operating Partnership ("Unit Options").

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

    Share Options granted under the Amended Plan have exercise prices equal to or greater than the fair market value of a common share at the date of the grant and typically become exercisable at a rate of 25% per year over a four-year period, generally commencing on the first anniversary of the date of grant for employees, except for the initial grant of Share Options which commences on the first anniversary of the date of hire. For trustees, Share Options become exercisable in stages, one-third beginning six months after the date of grant, two-thirds beginning on the first anniversary of the date of grant and 100% beginning on the second anniversary of the date of grant. Share Options expire no later than the tenth anniversary of the date of grant or, if earlier, within certain time limits for employment termination.

On May 7, 1999, the Committee approved the granting of approximately 37,000 Performance Accelerated Restricted Shares ("PARS") to certain employees at a purchase price of $0.01 per share. The PARS were issued under the Amended Plan and are subject in all respects to the applicable provisions of the Amended Plan. The PARS originally had a vesting period of approximately seven years from the effective date of January 1, 1999 with the opportunity to accelerate the vesting period if the Company achieved certain specified performance targets. On January 17, 2000, the Committee approved a change in the vesting period on all PARS granted on May 7, 1999 to reflect that one half (1/2) of such PARS would vest after approximately three years from the effective date of January 1, 1999 and the remainder, still subject to performance acceleration, would vest over seven years. The Company adjusted the compensation expense related to the PARS based on the revised vesting schedule in 1999. On January 17, 2000, the Committee approved the granting of approximately 46,000 PARS to certain employees at a purchase price of $0.01 per share. On May 11, 2000, the Committee amended the vesting schedule on all PARS granted in 1999 and 2000 to eliminate the "performance accelerated" feature and to generally provide that all restricted shares will vest on the third anniversary of the date of grant. The Company adjusted the compensation expense related to the restricted shares based on the revised vesting schedule in 2000. In addition, on May 11, 2000, the Committee approved an additional grant of 77,500 restricted shares to certain employees at a purchase price of $0.01 per share. Restricted shares have no voting rights,

                             CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


but receive dividend equivalents that are equal to the value of any dividends paid with respect to the Company's common shares.

    In January 2000, the Company instituted a Phantom Share Purchase Program requiring mandatory, and authorizing voluntary, purchases of restricted phantom shares upon the deferral of a portion of certain employees' annual bonus. Under this program, 20% of any annual bonus payable to an executive officer must be deferred, and the executive officer may elect to defer up to an additional 30% of any annual bonus payable to him. In addition, certain other employees may elect to defer up to 20% of their annual bonus. The restricted phantom shares are purchased at a price equal to 80% of the fair market value of the Company's common shares on the date of grant. The restricted phantom shares awarded upon the deferral of a portion of annual bonuses generally vest on the third anniversary from the date of grant. In January 2000, annual bonuses earned in 1999 totaling $410,000 were deferred into approximately 44,000 restricted phantom shares at a price of $9.2752 per share. Included in the $410,000 was 100% of the Chief Executive Officer's annual bonus, which deferral was approved by the Committee. Restricted phantom shares have no voting rights, but receive dividend equivalents that are equal to the value of any dividends paid with respect to the Company's common shares.

    As of December 31, 2000, approximately 3.2 million Share Options, 154,000 restricted shares, and 47,000 restricted phantom shares were outstanding under the Amended Plan, thus leaving approximately 390,000 shares available under the Amended Plan to be granted. On January 24, 2001, the Committee approved a restricted share grant of approximately 77,000 shares at a purchase price of $0.01 per share to certain employees. Of the total, approximately 61,000 restricted shares granted to executive officers will vest over five years. Of the remaining 16,000 restricted shares granted to employees, approximately half will vest over three years with the remaining vesting over five years. On January 24, 2001, annual bonuses earned in 2000 totaling $497,100 were deferred into approximately 43,000 restricted phantom shares at a price of $11.65 per share. Included in the $497,100 was 100% of the Chief Executive Officer's and another executive officer's annual bonus, which deferral was approved by the Committee. The restricted phantom shares will vest generally after three years.

    The following is a summary of our Share Option activity for the years ended December 31, 2000 and 1999 (Share Options in thousands):

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                       NUMBER OF    EXERCISE
                                                                        OPTIONS       PRICE
                                                                        -------       -----
            Share Options outstanding at December 31, 1998..........      3,102      $ 14.95
                  Granted...........................................        438        13.14
                  Forfeited.........................................        712        14.94
                  Exercised or expired..............................         --           --
                                                                      ---------      -------
            Share Options outstanding at December 31, 1999..........      2,828      $ 14.67
                                                                      =========      =======
                  Granted...........................................        447        11.75
                  Forfeited.........................................         96        13.19
                  Exercised or expired..............................         20        14.02
                                                                      ----------     -------
            Share Options outstanding at December 31, 2000..........      3,159      $ 14.31
                                                                      =========      =======



    Share Options outstanding at December 31, 2000 have exercise prices between $11.59 and $18.69, with a weighted average exercise price of $14.31 and a weighted average remaining contractual life of 7.59 years. At December 31, 2000, there were approximately 1.9 million Share Options exercisable at a weighted average exercise price of $14.85 and a weighted average remaining contractual life of 7.29 years.

                             CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




    We apply APB Opinion 25 in accounting for our stock-based compensation and accordingly recognized no compensation expense related to the grant of Share Options during the years ended December 31, 2000, 1999 and 1998. Had compensation cost been determined using the fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share amounts) (unaudited):

            For the year ended December 31,                  2000        1999       1998
                                                             -----       -----      ----
            Net Income
                  As reported...............................$ 25,812   $ 21,731   $  16,491
                  Pro forma.................................$ 24,430   $ 20,521   $  15,312
            Basic Net Income Per Share
                  As reported...............................$   1.23   $   1.01   $    0.79
                  Pro forma.................................$   1.17   $   0.95   $    0.73
            Diluted Net Income Per Share
                  As reported...............................$   1.22   $   1.01   $    0.79
                  Pro forma.................................$   1.16   $   0.95   $    0.73

    The Black-Scholes option pricing model has been used to estimate the value of the Share Options granted during 2000, 1999 and 1998. For Share Options issued during 2000, the model uses a risk-free interest rate of 4.825%, dividend growth of 5.0%, and stock volatility of 41.07%, with an expected Share Option life of 4.0 years. For Share Options issued during 1999, the model uses a risk-free interest rate of 6.67%, dividend growth of 5.0%, and stock volatility of 34.96%, with an expected Share Option life of 4.0 years. For Share Options issued during 1998, the model uses a risk-free interest rate of 4.625%, a dividend yield of 10.0%, and stock volatility of 21.75%, with an expected Share Option life of 4.0 years.


11.   STOCK WARRANTS

    As of December 31, 2000, we had warrants outstanding to acquire a total of 3,141,952 common shares. Warrants for a total of 2,841,952 common shares were exercisable by the holders on that date. Warrants for a total of 400,000 common shares become exercisable for 25% of the common shares each year over a four-year period beginning on January 5, 2000. As of December 31, 2000, 100,000 of these warrants were exercisable. We have issued the warrants under written warrant agreements. The exercise price of our common shares issuable under each outstanding warrant is $15.00 per common share. Warrants for a total of 2,741,952 common shares are for terms of five years. Warrants for a total of 400,000 common shares are for terms of 10 years. Under each warrant agreement, we are obligated to file a registration statement, after the warrant has been exercised by the holder, to register the common shares issued when the holder exercises the warrant if the holder so requests or if we file a registration statement for our own shares.


12.   401(k) PLAN

    During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the "401(k) Plan"). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan at the discretion of our management. These contributions will vest ratably over five years from each employee's date of service. During December 1999 and 2000, we approved a 20% match of the participant's elected deferral contribution during 2000 and 2001, respectively (subject to maximum limits). For the year ended December 31, 2000, the Company made matching contributions of approximately $25,000.

                             CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. COMMON SHARE REPURCHASE PROGRAM

    During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. There were no common share repurchases in 1999. Since the inception of the share repurchase program, a total of 4,084,700 shares as of December 31, 2000 have been repurchased at an average price of $10.61 per share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.


14. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

    During April 2000, the Company implemented a Dividend Reinvestment and
Share Purchase Plan, which was subsequently amended in March 2001 (the "DRIP"). Under the DRIP, current shareholders and holders of Units ("Unitholders") are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

    The DRIP permits current shareholders, Unitholders and new investors to invest a minimum of $500 up to a maximum of $10,000 in common shares per month. The DRIP also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as more fully described in the Prospectus relating to the DRIP. Shares purchased under the DRIP through reinvestment of dividends are purchased at a discount (currently 3%). Shares purchased under the DRIP through optional cash payments of $10,000 or less are purchased at market price.

Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the DRIP. For the year ended December 31, 2000, we issued approximately 458,000 common shares under the DRIP and received approximately $5.9 million in proceeds.


15. DIVIDEND DECLARATION

    On December 5, 2000, our Board of Trustees declared a cash dividend of $0.385 per share for the fourth quarter ended December 31, 2000 to shareholders of record as of December 31, 2000. The dividend was paid on January 31, 2001. Dividends declared to shareholders during 2000 and 1999 totaled $1.50 per share and $1.38 per share, respectively. The amounts declared are different from total distributions calculated for tax purposes as detailed below.

                             CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income and return on capital for 2000 and 1999 are as follows:

    2000

                                        TOTAL
                                   DISTRIBUTION PER       TAXABLE
RECORD DATE         PAYMENT DATE        SHARE         ORDINARY INCOME  RETURN ON CAPITAL
     11/10/00         11/21/00               $0.3775          $0.3690            $0.0085
     8/10/00          8/18/00                 0.3725           0.3641             0.0084
     5/10/00          5/18/00                 0.3650           0.3568             0.0082
     12/31/99        1/31/00 *                0.3600           0.2102             0.0048
                                                               ------             ------
TOTALS FOR 2000                                               $1.3000            $0.0300


    1999

                                        TOTAL
                                   DISTRIBUTION PER       TAXABLE
   RECORD DATE      PAYMENT DATE        SHARE         ORDINARY INCOME  RETURN ON CAPITAL
     12/31/99        1/31/00 *               $0.3600          $0.1450                  -
     11/10/99         11/19/99                0.3500           0.3500                  -
     8/10/99          8/20/99                 0.3400           0.3400                  -
     5/10/99          5/20/99                 0.3300           0.3300                  -
     12/31/98        1/29/99 **               0.3200           0.0150                  -
                                                              -------         ----------
TOTALS FOR 1999                                               $1.1800                  -

* The fourth quarter 1999 distribution, payable on January 31, 2000, was $0.36 per share and included a "spillover" distribution with $0.145 per share taxable in 1999, $0.2102 per share taxable in 2000, and $0.0048 per share a return on capital in 2000.
** The fourth quarter 1998 distribution, payable on January 29, 1999, was $0.32 per share and included a "spillover" distribution with $0.305 per share taxable in 1998 and $0.015 per share taxable in 1999.


16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized quarterly financial data for the years ended December 31, 2000 and 1999 is as follows (in thousands, except per share amounts):

                                                                    QUARTER ENDED
                                                                   ---------------
                                                     MARCH 31    JUNE 30   SEPTEMBER 30 DECEMBER 31
                                                     --------  ----------  ------------ -----------
2000
----
Revenue.........................................     $ 25,175    $ 25,265   $  25,768   $  26,943
Net Income......................................     $  6,393    $  6,345   $   6,487   $   6,587
Diluted Earnings Per Share......................     $   0.30    $   0.30   $    0.31   $    0.31
Weighted Average Number of Shares--Diluted......       21,148      20,931      21,096      21,268

1999
----
Revenue.........................................     $ 14,788    $ 15,898   $  20,757   $  24,430
Net Income......................................     $  4,389    $  4,965   $   6,182   $   6,195
Diluted Earnings Per Share......................     $   0.20    $   0.23   $    0.29   $    0.29
Weighted Average Number of Shares--Diluted......       21,607      21,630      21,640      21,640

                             CAPITAL AUTOMOTIVE REIT
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17. SEGMENT INFORMATION

    We adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. SFAS No. 131 provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. Our management is our chief decision making group.

    All of our operations are derived from one operating segment. This operating segment engages in the purchase and lease back, pursuant to long-term, triple-net leases, of the real property and improvements used by multi-site, multi-franchised automotive dealerships and related businesses. These automotive dealerships and related businesses are located predominately in major metropolitan areas throughout the United States. The purchase and lease back is performed through the Company's ownership interest in the Operating Partnership and/or the Company's and the Operating Partnership's directly and indirectly owned subsidiaries.

TENANT CONCENTRATION

    Sonic accounted for approximately 25% of our total rental revenue for the year ended December 31, 2000 and approximately 28% of our total annualized rental revenue as of December 31, 2000. If Sonic were to default on its lease obligations or declare bankruptcy, we could experience significantly reduced revenue until the properties could be leased to a new tenant or tenants. There was no other tenant that exceeded 8% of our total rental revenue for the year ended December 31, 2000 or total annualized rental revenue as of December 31, 2000.


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

(3) Exhibits


  EXHIBIT
    NO.    DESCRIPTION
  -------  ------------
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

  3.1*     Amended and Restated Declaration of Trust of Capital Automotive REIT.


  EXHIBIT
    NO.    DESCRIPTION
---------  ------------
3.2++      Amended and Restated Bylaws of Capital Automotive REIT, as amended.

4.1*       Specimen Common Share certificate.

4.2#       Form of Share Warrant.

4.3*       Form of Underwriting Warrant issued to Friedman, Billings, Ramsey & Co., Inc.

4.4#       Form of Dealers' Warrant.

4.5#       Second Amended and Restated Partnership Agreement of Capital Automotive L.P.

10.1*      Form of Indemnification Agreement executed by certain trustees and officers of Capital
           Automotive REIT.

10.2*      Form of Option Agreement.

10.3*      FBR Asset Investment Purchase Agreement.

10.4*      FBR Registration Rights Agreement.

10.5+      Amended and Restated Employment Agreement by and between Capital Automotive L.P. and
           Thomas D. Eckert.

10.6+      Amended and Restated Employment Agreement by and between Capital Automotive L.P. and
           David S. Kay.

10.7+      Amended and Restated Employment Agreement by and between Capital Automotive L.P. and
           John M. Weaver.

10.8+      Letter Agreement by and between Capital Automotive L.P. and Jay M. Ferriero.

10.9-      Loan Agreement dated as of July 7, 1999, between CAR CZ L.L.C., CARS-FEN, L.L.C., CAR
           HDV L.L.C., CAR Alexander L.P., Capital Automotive L.P., CAR MOT II, L.L.C., CAR MOT
           L.L.C., CAR AUF L.L.C., CAR I Jackson L.P., and CAR MUL L.L.C., as Borrower and Ford
           Motor Credit Company as Lender.

10.10--    Amended and Restated Loan Agreement dated August 13, 1999, between MMR Holdings,
           L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment Associates, L.P. and Ford Motor
           Credit Company.

10.11##    Form of 1998 Equity Incentive Plan, as amended.

10.12**    Credit Agreement dated as of March 22, 2000 by and among General
           Motors Acceptance Corporation, as Lender and Capital Automotive, L.P.
           and certain of its subsidiaries, as Borrowers.

21.1+      Subsidiaries of Company.

23.1+      Consent of Arthur Andersen LLP.

25.0+      Power of Attorney (included on signature page).

99.1/\/\   Revolving Loan Agreement dated as of March 4, 1999 among Comerica Bank and Capital
           Automotive, L.P., et al.

99.2. .    Form of Lease Agreement for 50 separate leases, each between an affiliate of Capital
           Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant.

99.3. .    Form of Lease Guaranty from Sonic Automotive, Inc., relating to 50 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital
           Automotive REIT, as landlord.


---------
+   Filed herewith.
++ Previously filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 21, 2000 (File No. 000-23733) and incorporated herein by reference.
- Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 12, 1999 (File No. 000-23733) and incorporated herein by reference. Confidential portions of Exhibits 2.1 and 2.2 omitted pursuant to a request for confidential treatment and supplied separately to the Securities and Exchange Commission. Exhibits and Schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.
* Previously filed as an Exhibit to Registration Statement on Form S-11 (File No. 333-41183) and incorporated herein by reference.
# Previously filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-73183) filed on March 2, 1999 and incorporated herein by reference.
-- Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 12, 1999 (File No. 000-23733) and incorporated herein by reference.
## Previously filed as an Exhibit to Registration Statement on Form S-8 (File No. 333-78215) filed on May 11, 1999 and incorporated herein by reference.
** Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 11, 2000 (File No. 000-23733) and incorporated herein by reference.
/\/\Previously filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 11, 1999 (File No. 000-23733) and incorporated herein by reference.
 . . Previously filed as an Exhibit to Current Report on Form 8-K filed on
    August 30, 1999 (File No. 000-23733) and incorporated herein by reference.


(b) Reports on Form 8-K

None.

(c)  Exhibits

See Item 14(a)(3) above.

(d)  Other Financial Information

The Company is required to file audited financial information of one of its tenants, Sonic Automotive, Inc. and its affiliates ("Sonic"), as a result of Sonic leasing more than 20 percent of the Company's total assets for the year ended December 31, 2000. Sonic is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of March, 2001.


                                 Capital Automotive REIT


                                                  /S/ THOMAS D. ECKERT
                                 By:
                                      ----------------------------------------
                                                      THOMAS D. ECKERT
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


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

                   SIGNATURE                                 TITLE                   DATE
                   ---------                                 -----                   ----
/S/   THOMAS D. ECKERT                            President and Chief           March 23, 2001
------------------------------------------------  Executive Officer and
THOMAS D. ECKERT                                  Trustee (principal
                                                  executive officer)



/S/   DAVID S. KAY                                Vice President and Chief      March 23, 2001
------------------------------------------------  Financial Officer
DAVID S. KAY                                      (principal financial and
                                                  accounting officer)




/S/   CRAIG L. FULLER                             Trustee                       March 23, 2001
------------------------------------------------
CRAIG L. FULLER



/S/   DAVID GLADSTONE                             Trustee                       March 23, 2001
------------------------------------------------
DAVID GLADSTONE



/S/   WILLIAM E. HOGLUND                          Trustee                       March 23, 2001
------------------------------------------------
WILLIAM E. HOGLUND



/S/   R. MICHAEL MCCULLOUGH                       Trustee                       March 23, 2001
------------------------------------------------
R. MICHAEL MCCULLOUGH

/S/   LEE P. MUNDER                               Trustee                       March 23, 2001
------------------------------------------------
LEE P. MUNDER


/S/   JOHN J. POHANKA                             Chairman of the Board and     March 23, 2001
------------------------------------------------    Trustee
JOHN J. POHANKA



/S/   JOHN E. REILLY                              Trustee                       March 23, 2001
------------------------------------------------
JOHN E. REILLY



/S/   ROBERT M. ROSENTHAL                         Trustee                       March 23, 2001
------------------------------------------------
ROBERT M. ROSENTHAL



/S/   VINCENT A. SHEEHY                           Trustee                       March 23, 2001
------------------------------------------------
VINCENT A. SHEEHY


                                 SCHEDULE III
                           CAPITAL AUTOMOTIVE REIT
             SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                           AS OF DECEMBER 31, 2000




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
ABRA Auto Body & Glass LLC                 ABRA Auto Body & Glass LLC           Chattanooga, TN
ABRA Auto Body & Glass, LLC Total


Auction Broadcasting Company               ABC Indianapolis                     Indianapolis, IN
Auction Broadcasting Company               ABC Nashville                        Nashville, TN
Auction Broadcasting Company Total


Auffenberg Automotive Group                St. Clair Auto Mall                  O'Fallon, IL
Auffenberg Automotive Group                Auffenburg Ford North                O'Fallon, IL
Auffenberg Automotive Group                Auffenburg Ford                      Belleville, IL
Auffenberg Automotive Group                Auffenberg Volkswagen                O'Fallon, IL
Auffenberg Automotive Group                Auffenberg Nissan-Kia                O'Fallon, IL
Auffenberg Automotive Group                Auffenberg Nationwide Rental Car     O'Fallon, IL
Auffenberg Automotive Group Total


AutoNation                                 Westgate Chevrolet, Inc.             Amarillo, TX
AutoNation                                 T-West Sales & Service, Inc.         Las Vegas, NV
AutoNation                                 Plains Chevrolet, Inc.               Amarillo, TX
AutoNation                                 Midway Chevrolet, Inc.               Amarillo, TX
AutoNation                                 Quality Nissan, Inc.                 Amarillo, TX
AutoNation                                 Park Place Mercedes - Houston        Houston, TX
AutoNation Total


Behlmann Automotive                        Behlmann Wholesale                   Florissant, MO
Behlmann Automotive                        Behlmann Carnection                  Florissant, MO
Behlmann Automotive                        Behlmann Pontiac-GMC (Main)          Hazelwood, MO
Behlmann Automotive Total


Cherner Automotive Group                   Cherner Lincoln Mercury              Annandale, VA
Cherner Automotive Group Total


Craig Zinn Automotive Group                County Line Lexus                    Hollywood, FL
Craig Zinn Automotive Group                Toyota of Hollywood                  Hollywood, FL
Craig Zinn Automotive Group                Truck Center                         Hollywood, FL
Craig Zinn Automotive Group                Quick Service Center                 Hollywood, FL
Craig Zinn Automotive Group Total

                                               Gross Amount at December 31, 2000
                                           ----------------------------------------
                                                         Building and                  Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements      Total       Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -----------    ------------   --------  ------------
ABRA Auto Body & Glass LLC                 $   452,668   $  1,490,413   $ 1,943,081    $   68,314     08/13/99    30 years
ABRA Auto Body & Glass, LLC Total              452,668      1,490,413     1,943,081        68,314


Auction Broadcasting Company                 1,093,349      8,437,331     9,530,680        57,846     09/29/00    30 years
Auction Broadcasting Company                 1,032,817      8,640,927     9,673,745        12,001     12/14/00    30 years
Auction Broadcasting Company Total           2,126,166     17,078,258    19,204,424        69,847


Auffenberg Automotive Group                  5,672,561      7,595,913    13,268,473       390,346     06/30/99    30 years
Auffenberg Automotive Group                  1,816,149      2,310,324     4,126,473       118,725     06/30/99    30 years
Auffenberg Automotive Group                    658,019      2,127,238     2,785,257        91,589     09/10/99    30 years
Auffenberg Automotive Group                    851,782      2,189,609     3,041,391        39,535     06/08/00    30 years
Auffenberg Automotive Group                  1,027,623      1,674,119     2,701,741        30,227     06/08/00    30 years
Auffenberg Automotive Group                  1,459,408      2,255,120     3,714,528        28,189     08/24/00    30 years
Auffenberg Automotive Group Total           11,485,542     18,152,322    29,637,864       698,611


AutoNation                                   1,235,516      3,181,296     4,416,812       373,959     02/25/98    30 years
AutoNation                                   5,540,606      8,697,735    14,238,341       915,663     05/19/98    30 years
AutoNation                                   1,324,616      3,400,896     4,725,512       399,772     02/25/98    30 years
AutoNation                                     871,516      2,245,296     3,116,812       263,933     02/25/98    30 years
AutoNation                                     283,516        733,295     1,016,811        86,198     02/25/98    30 years
AutoNation                                   9,086,654     10,719,435    19,806,090       953,019     09/28/98    30 years
AutoNation Total                            18,342,424     28,977,953    47,320,377     2,992,543


Behlmann Automotive                            104,005        203,620       307,625        20,603     06/25/98    30 years
Behlmann Automotive                          1,042,674      1,865,812     2,908,485       188,790     06/25/98    30 years
Behlmann Automotive                          4,637,602      4,383,835     9,021,437       443,574     06/25/98    30 years
Behlmann Automotive Total                    5,784,281      6,453,267    12,237,548       652,968


Cherner Automotive Group                     4,026,275      2,405,880     6,432,155       282,809     02/19/98    30 years
Cherner Automotive Group Total               4,026,275      2,405,880     6,432,155       282,809


Craig Zinn Automotive Group                  2,061,645      1,314,700     3,376,345        78,517     03/05/99    30 years
Craig Zinn Automotive Group                  3,014,998      2,592,184     5,607,183       154,811     03/05/99    30 years
Craig Zinn Automotive Group                    628,115         87,278       715,393         5,212     03/05/99    30 years
Craig Zinn Automotive Group                    423,054         92,339       515,393         5,515     03/05/99    30 years
Craig Zinn Automotive Group Total            6,127,812      4,086,501    10,214,313       244,055




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
Crown Auto World                           Crown Motors BMW/Buick               Tulsa, OK
Crown Auto World Total


Dealer's Auto Auction                      Dealer's Auto Auction                Oklahoma City, OK
Dealer's Auto Auction Total


Fenton Motor Group                         Brad Fenton Motors                   McAlester, OK
Fenton Motor Group                         Ada Ford Lincoln-Mercury             Ada, OK
Fenton Motor Group                         Brad Fenton Motors of Ardmore        Ardmore, OK
Fenton Motor Group Total


Freightliner of Dothan                     Freightliner of Dothan               Dothan, AL
Freightliner of Dothan Total


Group 1 Automotive, Inc.                   Round Rock Nissan                    Round Rock, TX
Group 1 Automotive, Inc.                   Round Rock Nissan Land               Round Rock, TX
Group 1 Automotive, Inc.                   AJ Foyt Honda/Isuzu                  Houston, TX
Group 1 Automotive, Inc.                   Town North Nissan/Mitsubishi         Austin, TX
Group 1 Automotive, Inc.                   Town North Nissan/Mitsubishi Land    Austin, TX
Group 1 Automotive, Inc.                   Acura Southwest                      Houston, TX
Group 1 Automotive, Inc.                   Southwest Freeway Land               Houston, TX
Group 1 Automotive, Inc.                   Maxwell Chrysler Five Pack           Taylor, TX
Group 1 Automotive, Inc.                   Luby Chevrolet                       Lakewood, CO
Group 1 Automotive, Inc.                   Clear Lake Lexus                     Clear Lake, TX
Group 1 Automotive, Inc.                   Sterling McCall Toyota - Club Creek  Houston, TX
Group 1 Automotive, Inc.                   Sterling McCall Toyota               Houston, TX
Group 1 Automotive, Inc.                   Toyota Body Shop                     Houston, TX
Group 1 Automotive, Inc.                   Sterling McCall Lexus Body Shop      Houston, TX
Group 1 Automotive, Inc.                   Sterling McCall Lexus                Houston, TX
Group 1 Automotive, Inc.                   Sunshine Buick, Pontiac, GMC Truck   Albequerque, NM
Group 1 Automotive, Inc.                   Casa Chevrolet                       Albequerque, NM
Group 1 Automotive, Inc.                   Don Bohn Ford & Training Ctr         Harvey, LA
Group 1 Automotive, Inc.                   Bohn Brothers Toyota                 Harvey, LA
Group 1 Automotive, Inc. Total


Gunn Automotive Group                      Gunn Land Rover                      San Antonio, TX
Gunn Automotive Group                      Gunn Nissan                          San Antonio, TX
Gunn Automotive Group                      Gunn Chevrolet & Body Shop           San Antonio, TX
Gunn Automotive Group                      Gunn Dodge                           San Antonio, TX
Gunn Automotive Group                      Gunn Pontiac-GMC                     San Antonio, TX
Gunn Automotive Group Total


Gurley-Leep Automotive Group               Gurley-Leep Olds-Cadillac & Saturn   Mishawaka, IN

                                               Gross Amount at December 31, 2000
                                           ----------------------------------------
                                                         Building and                  Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements      Total       Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -----------    ------------   --------  ------------
Crown Auto World                             1,077,838      5,258,691     6,336,529       402,940     12/11/98    30 years
Crown Auto World Total                       1,077,838      5,258,691     6,336,529       402,940


Dealer's Auto Auction                        1,129,351      8,477,273     9,606,624       684,294     11/25/98    30 years
Dealer's Auto Auction Total                  1,129,351      8,477,273     9,606,624       684,294


Fenton Motor Group                             356,120      3,678,231     4,034,351       281,839     12/07/98    30 years
Fenton Motor Group                             237,123      2,797,228     3,034,351       214,334     12/07/98    30 years
Fenton Motor Group                             205,101      1,816,079     2,021,180       139,154     12/29/98    30 years
Fenton Motor Group Total                       798,344      8,291,537     9,089,881       635,328


Freightliner of Dothan                         490,443      2,193,587     2,684,030       212,979     07/23/98    30 years
Freightliner of Dothan Total                   490,443      2,193,587     2,684,030       212,979


Group 1 Automotive, Inc.                     1,017,942      1,982,518     3,000,460       129,398     01/13/99    30 years
Group 1 Automotive, Inc.                       763,882              -       763,882             -     01/13/99
Group 1 Automotive, Inc.                     1,496,005      2,538,835     4,034,841       194,487     12/30/98    30 years
Group 1 Automotive, Inc.                     1,590,983      3,201,370     4,792,353       191,193     03/24/99    30 years
Group 1 Automotive, Inc.                       779,333              -       779,333             -     03/24/99
Group 1 Automotive, Inc.                     2,336,436      2,098,715     4,435,152       160,775     12/30/98    30 years
Group 1 Automotive, Inc.                     1,132,586              -     1,132,586             -     12/30/98
Group 1 Automotive, Inc.                       114,807      1,167,895     1,282,702        89,419     12/30/98    30 years
Group 1 Automotive, Inc.                     2,737,284      4,299,889     7,037,174       329,427     12/30/98    30 years
Group 1 Automotive, Inc.                     1,219,635      4,531,450     5,751,085       207,691     08/25/99    30 years
Group 1 Automotive, Inc.                     1,236,831      1,218,208     2,455,040        93,306     12/30/98    30 years
Group 1 Automotive, Inc.                     4,100,143      5,557,985     9,658,129       362,798     01/06/99    30 years
Group 1 Automotive, Inc.                       216,378        951,547     1,167,925        62,094     01/06/99    30 years
Group 1 Automotive, Inc.                       223,233        632,551       855,784        41,273     01/06/99    30 years
Group 1 Automotive, Inc.                     3,151,187      5,632,950     8,784,137       367,690     01/06/99    30 years
Group 1 Automotive, Inc.                     3,132,901      2,254,275     5,387,175       103,321     08/06/99    30 years
Group 1 Automotive, Inc.                     2,518,774      2,891,422     5,410,196       100,447     12/16/99    30 years
Group 1 Automotive, Inc.                     5,187,029      4,397,058     9,584,087       164,890     11/12/99    30 years
Group 1 Automotive, Inc.                     2,951,396      2,387,074     5,338,470        89,515     11/12/99    30 years
Group 1 Automotive, Inc. Total              35,906,766     45,743,744    81,650,510     2,687,726


Gunn Automotive Group                        1,057,209        759,909     1,817,118        70,671     08/24/98    30 years
Gunn Automotive Group                        1,331,537      1,184,692     2,516,228       110,175     08/24/98    30 years
Gunn Automotive Group                        3,495,048      5,024,374     8,519,421       467,261     08/24/98    30 years
Gunn Automotive Group                        1,964,831      2,051,398     4,016,229       190,778     08/24/98    30 years
Gunn Automotive Group                        2,239,624      3,326,606     5,566,230       309,371     08/24/98    30 years
Gunn Automotive Group Total                 10,088,248     12,346,979    22,435,227     1,148,256


Gurley-Leep Automotive Group                 2,961,641      3,670,103     6,631,745       296,265     11/05/98    30 years




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
Gurley-Leep Automotive Group               Gurley-Leep                          Mishawaka, IN
Gurley-Leep Automotive Group               Gurley-Leep Imports                  Elkhart, IN
Gurley-Leep Automotive Group               University Park Chrysler-Plymouth    Mishawaka, IN
Gurley-Leep Automotive Group Total


Hand Automotive Group                      Saturn Airport Marina                Los Angeles, CA
Hand Automotive Group Total


Hoz de Vila Automotive                     Dodge City                           Burlington, NJ
Hoz de Vila Automotive                     Sport Hyundai/Dodge                  Pleasantville, NJ
Hoz de Vila Automotive Total


Jackson Automotive Group                   Jackson Motor Company                Greenville, TX
Jackson Automotive Group                   Jackson Cadillac-Oldsmobile-Pontiac, Sulphur Springs, TX
Jackson Automotive Group                   Jackson Autoplex-Used Cars           Greenville, TX
Jackson Automotive Group                   Jackson Autoplex                     Commerce, TX
Jackson Automotive Group                   Jackson Nissan                       Greenville, TX
Jackson Automotive Group Total


Kelley Automotive Group                    Saturn of Gwinnett                   Duluth, GA
Kelley Automotive Group                    Tom Kelley Cadillac                  Fort Wayne, IN
Kelley Automotive Group                    Courtesy Motors                      Decatur, IN
Kelley Automotive Group                    Kelley Buick Atlanta                 Chamblee, IN
Kelley Automotive Group                    Midwest Auto Parts                   Fort Wayne, IN
Kelley Automotive Group                    Northside Chevrolet                  Evansville, IN
Kelley Automotive Group                    Kelley Chevrolet                     Fort Wayne, IN
Kelley Automotive Group                    Kelley Volvo                         Fort Wayne, IN
Kelley Automotive Group                    Tom Kelley Pontiac/GMC               Fort Wayne, IN
Kelley Automotive Group                    Tom Kelley Buick                     Fort Wayne, IN
Kelley Automotive Group                    TST Car/Van Wash                     Fort Wayne, IN
Kelley Automotive Group                    Saturn of Fort Wayne                 Fort Wayne, IN
Kelley Automotive Group Total


Ken Dixon Automotive                       Ken Dixon Chevrolet                  Waldorf, MD
Ken Dixon Automotive Total


Kline Automotive Group                     Kline Undeveloped Lot                Chesapeake, VA
Kline Automotive Group                     Kline Toyota Greenbrier/ Kline       Chesapeake, VA
Kline Automotive Group Total


Larry H. Miller Group                      Denver Toyota                        Denver, CO
Larry H. Miller Group Total


                                               Gross Amount at December 31, 2000
                                           ----------------------------------------
                                                         Building and                  Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements      Total       Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -----------    ------------   --------  ------------
Gurley-Leep Automotive Group                 5,191,365      7,142,324    12,333,689       576,536     11/05/98    30 years
Gurley-Leep Automotive Group                   396,639      1,124,106     1,520,745        90,736     11/05/98    30 years
Gurley-Leep Automotive Group                 1,478,543        920,201     2,398,745        74,277     11/05/98    30 years
Gurley-Leep Automotive Group Total          10,028,188     12,856,734    22,884,923     1,037,813


Hand Automotive Group                        2,341,054      1,502,527     3,843,580       145,883     07/22/98    30 years
Hand Automotive Group Total                  2,341,054      1,502,527     3,843,580       145,883


Hoz de Vila Automotive                         636,471      1,795,592     2,432,063       102,249     04/07/99    30 years
Hoz de Vila Automotive                       1,297,432      1,258,745     2,556,177        71,678     04/07/99    30 years
Hoz de Vila Automotive Total                 1,933,904      3,054,336     4,988,240       173,927


Jackson Automotive Group                       260,000              -       260,000             -     10/23/98
Jackson Automotive Group                       266,308      1,121,394     1,387,702        95,108     10/23/98    30 years
Jackson Automotive Group                       279,686         83,943       363,629         7,119     10/23/98    30 years
Jackson Automotive Group                        54,129        581,612       635,741        64,220     10/23/98    20 years
Jackson Automotive Group                       111,264        549,476       660,739        46,602     10/23/98    30 years
Jackson Automotive Group Total                 971,387      2,336,424     3,307,811       213,049


Kelley Automotive Group                      3,050,226      1,243,894     4,294,119       125,862     06/17/98    30 years
Kelley Automotive Group                        547,361      2,203,906     2,751,267       223,000     06/17/98    30 years
Kelley Automotive Group                      1,207,661      1,826,458     3,034,119       184,808     06/17/98    30 years
Kelley Automotive Group                      3,249,737      2,844,383     6,094,119       287,806     06/17/98    30 years
Kelley Automotive Group                        385,416      1,508,703     1,894,119       191,731     06/17/98    20 years
Kelley Automotive Group                        795,030      1,939,090     2,734,119       196,203     06/17/98    30 years
Kelley Automotive Group                      1,499,957      5,211,666     6,711,623       527,338     06/17/98    30 years
Kelley Automotive Group                        263,895      1,158,798     1,422,693       117,252     06/17/98    30 years
Kelley Automotive Group                      1,115,426      4,299,643     5,415,069       417,460     07/23/98    30 years
Kelley Automotive Group                      1,226,261      3,588,808     4,815,069       348,444     07/23/98    30 years
Kelley Automotive Group                        345,079        863,130     1,208,208        44,355     06/09/99    30 years
Kelley Automotive Group                        634,218      2,585,702     3,219,921        17,956     08/09/99    30 years
Kelley Automotive Group Total               14,320,267     29,274,180    43,594,447     2,682,215


Ken Dixon Automotive                         3,329,652      3,978,480     7,308,132       418,838     05/22/98    30 years
Ken Dixon Automotive Total                   3,329,652      3,978,480     7,308,132       418,838


Kline Automotive Group                       1,529,567              -     1,529,567             -     02/27/98
Kline Automotive Group                       2,684,078      4,319,163     7,003,241       507,714     02/27/98    30 years
Kline Automotive Group Total                 4,213,645      4,319,163     8,532,807       507,714


Larry H. Miller Group                        1,993,036      7,243,001     9,236,037       821,792     03/31/98    30 years
Larry H. Miller Group Total                  1,993,036      7,243,001     9,236,037       821,792




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
Lithia Motors                              Lithia Honda                         Medford, OR
Lithia Motors                              Lithia Saturn                        Medford, OR
Lithia Motors                              Lithia Dodge                         Medford, OR
Lithia Motors                              Lithia Toyota/Mazda                  Medford, OR
Lithia Motors                              Lithia Isuzu-Suzuki                  Medford, OR
Lithia Motors                              Grants Pass Auto Mart                Grants Pass, OR
Lithia Motors                              Roundtree Chevrolet-Lincoln          Boise, ID
Lithia Motors Total


Lynn Alexander Automotive Group            All-American Chevrolet, Inc.         San Angelo, TX
Lynn Alexander Automotive Group            Dodge Lincoln-Mercury Nissan         San Angelo, TX
Lynn Alexander Automotive Group            Chrysler-Plymouth Jeep-Eagle         San Angelo, TX
Lynn Alexander Automotive Group            Fiesta Dodge Chrysler-Plymouth Jeep  Big Spring, TX
Lynn Alexander Automotive Group Total


Mark Miller Automotive Group               Mark Miller Pontiac                  Salt Lake City, UT
Mark Miller Automotive Group               Undeveloped Lot Adjacent to Pontiac  Salt Lake City, UT
Mark Miller Automotive Group               Mark Miller Toyota                   Salt Lake City, UT
Mark Miller Automotive Group               Mark Miller Toyota-Used Cars         Salt Lake City, UT
Mark Miller Automotive Group Total


McCluskey Chevrolet                        McCluskey Chevrolet - 435 E.         Cincinnati, OH
McCluskey Chevrolet                        McCluskey Chevrolet --555 E.         Cincinnati, OH
McCluskey Chevrolet                        McCluskey Chevrolet -- Reading Rd.   Cincinnati, OH
McCluskey Chevrolet Total


Midwestern Auto Group                      Midwestern Auto Group                Dublin, OH
Midwestern Auto Group Total


Momentum Automotive Group                  Momentum Jaguar/Porsche/Saab         Houston, TX
Momentum Automotive Group                  Momentum BMW                         Houston, TX
Momentum Automotive Group                  Momentum Volvo                       Houston, TX
Momentum Automotive Group                  Momentum Paint & Body                Houston, TX
Momentum Automotive Group                  Momentum Used Car Lot                Houston, TX
Momentum Automotive Group                  Barney Garver Land Rover/VW          Houston, TX
Momentum Automotive Group                  Momentum/Advantage BMW               League City, TX
Momentum Automotive Group                  Momentum Volvo Parking Lot           Houston, TX
Momentum Automotive Group Total


Motorcars Automotive Group                 Motorcars Honda                      Cleveland Heights, OH
Motorcars Automotive Group                 Motorcars Oldsmobile-Pontiac         Cleveland Heights, OH

                                               Gross Amount at December 31, 2000
                                           ----------------------------------------
                                                         Building and                  Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements      Total       Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -----------    ------------   --------  ------------
Lithia Motors                                1,360,759      1,503,668     2,864,427        77,272     06/22/99    30 years
Lithia Motors                                  414,453        781,560     1,196,013        40,164     06/22/99    30 years
Lithia Motors                                2,033,425      2,710,753     4,744,178       139,303     06/22/99    30 years
Lithia Motors                                2,102,213      3,130,794     5,233,007       160,888     06/22/99    30 years
Lithia Motors                                1,182,429        557,500     1,739,929        28,649     06/22/99    30 years
Lithia Motors                                1,248,419      1,371,522     2,619,941        70,481     06/22/99    30 years
Lithia Motors                                2,588,238      7,227,467     9,815,705       760,879     05/06/98    30 years
Lithia Motors Total                         10,929,936     17,283,265    28,213,200     1,277,635


Lynn Alexander Automotive Group              1,597,006      2,672,092     4,269,097       237,564     09/11/98    30 years
Lynn Alexander Automotive Group                788,552      2,015,676     2,804,228       179,205     09/11/98    30 years
Lynn Alexander Automotive Group                282,954      1,267,274     1,550,228       112,668     09/11/98    30 years
Lynn Alexander Automotive Group                159,857        972,371     1,132,228        86,449     09/11/98    30 years
Lynn Alexander Automotive Group Total        2,828,369      6,927,412     9,755,781       615,887


Mark Miller Automotive Group                 3,439,460      1,549,000     4,988,460        58,088     11/05/99    30 years
Mark Miller Automotive Group                   463,711              -       463,711             -     11/05/99
Mark Miller Automotive Group                 1,135,915      5,127,546     6,263,460       192,283     11/05/99    30 years
Mark Miller Automotive Group                 3,078,497      1,434,963     4,513,460        53,811     11/05/99    30 years
Mark Miller Automotive Group Total           8,117,582      8,111,509    16,229,091       304,182


McCluskey Chevrolet                          1,013,496      1,404,046     2,417,542        87,753     02/01/99    30 years
McCluskey Chevrolet                            457,295        961,450     1,418,745        60,091     02/01/99    30 years
McCluskey Chevrolet                            515,525      1,201,554     1,717,078        75,097     02/01/99    30 years
McCluskey Chevrolet Total                    1,986,316      3,567,050     5,553,366       222,941


Midwestern Auto Group                        2,621,288      1,782,556     4,403,844         2,476     12/15/00    30 years
Midwestern Auto Group Total                  2,621,288      1,782,556     4,403,844         2,476


Momentum Automotive Group                    7,285,191     11,151,887    18,437,078       991,467     09/01/98    30 years
Momentum Automotive Group                    3,679,246      8,185,594    11,864,840       534,337     01/22/99    30 years
Momentum Automotive Group                    1,385,877      3,282,423     4,668,299       291,826     09/01/98    30 years
Momentum Automotive Group                    1,194,529      3,473,983     4,668,512       308,857     09/01/98    30 years
Momentum Automotive Group                      640,871      1,654,978     2,295,849       133,587     11/25/98    30 years
Momentum Automotive Group                    1,065,719      1,455,407     2,521,126        78,835     05/17/99    30 years
Momentum Automotive Group                    1,665,071      1,856,924     3,521,995        28,370     07/27/00    30 years
Momentum Automotive Group                    1,151,995              -     1,151,995             -     07/27/00
Momentum Automotive Group Total             18,068,498     31,061,196    49,129,694     2,367,278


Motorcars Automotive Group                     818,578      4,279,543     5,098,121       362,957     10/28/98    30 years
Motorcars Automotive Group                     656,210      2,122,204     2,778,414       179,989     10/28/98    30 years




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
Motorcars Automotive Group Total


Mulkin Automotive Group                    Mulkin Chevrolet & Courtesy          Brockport, NY
Mulkin Automotive Group                    Mulkin Parking Lot                   Brockport, NY
Mulkin Automotive Group Total


Nebco of Cleveland, Inc.                   Toyota of Cleveland                  Cleveland, TN
Nebco of Cleveland, Inc. Total


Noarus Auto Group                          Airport Marina Ford                  Los Angeles, CA
Noarus Auto Group Total


O'Rielly Motor Company                     O'Rielly Chevrolet                   Tucson, AZ
O'Rielly Motor Company Total


Orr Automotive Group                       Orr Acura                            Shreveport, LA
Orr Automotive Group                       Orr Mitsubishi                       Texarkana, TX
Orr Automotive Group                       Orr BMW/Infiniti                     Shreveport, LA
Orr Automotive Group                       Orr Honda                            Texarkana, TX
Orr Automotive Group                       Performance Motors, Inc.             Atlanta, TX
Orr Automotive Group Total


Park Place Motorcars                       Park Place Motorcars                 Dallas,TX
Park Place Motorcars                       Park Place Lexus                     Plano, TX
Park Place Motorcars                       PPM Specialists, Inc.                Dallas,TX
Park Place Motorcars                       Park Place Motorcars Mid-Cities      Bedford, TX
Park Place Motorcars Total


Pohanka Automotive Group                   Good News Nissan                     Salisbury, MD
Pohanka Automotive Group                   Good News Body Shop                  Salisbury, MD
Pohanka Automotive Group                   Good News Olds-Cadillac-GMC          Salisbury, MD
Pohanka Automotive Group                   Good News Honda                      Salisbury, MD
Pohanka Automotive Group                   Towne Toyota Mercedes-Benz           Salisbury, MD
Pohanka Automotive Group                   Good News Mazda                      Salisbury, MD
Pohanka Automotive Group                   Pohanka Cadillac/Hyundai/Nissan      Fredericksburg, VA
Pohanka Automotive Group                   Pohanka Saturn, Isuzu, & Oldsmobile  Marlow Heights, MD
Pohanka Automotive Group                   Pohanka Acura & Chevy                Chantilly, VA
Pohanka Automotive Group                   Pohanka Lexus                        Chantilly, VA
Pohanka Automotive Group                   Pohanka Undeveloped Lot              Chantilly, VA
Pohanka Automotive Group                   Pohanka Body Shop                    Marlow Heights, MD
Pohanka Automotive Group                   Pohanka Hyundai                      Marlow Heights, MD
Pohanka Automotive Group                   Pohanka Honda                        Marlow Heights, MD


                                               Gross Amount at December 31, 2000
                                           ----------------------------------------
                                                         Building and                  Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements      Total       Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -----------    ------------   --------  ------------
Motorcars Automotive Group Total             1,474,787      6,401,747     7,876,534       542,946


Mulkin Automotive Group                        356,033      2,164,438     2,520,471       129,265     03/25/99    30 years
Mulkin Automotive Group                         30,639         26,769        57,407         1,599     03/25/99    30 years
Mulkin Automotive Group Total                  386,672      2,191,207     2,577,879       130,864


Nebco of Cleveland, Inc.                       581,158      1,891,855     2,473,013        86,710     08/13/99    30 years
Nebco of Cleveland, Inc. Total                 581,158      1,891,855     2,473,013        86,710


Noarus Auto Group                            4,898,755      1,950,690     6,849,445       189,396     07/22/98    30 years
Noarus Auto Group Total                      4,898,755      1,950,690     6,849,445       189,396


O'Rielly Motor Company                       4,515,062      5,321,125     9,836,187       560,187     05/22/98    30 years
O'Rielly Motor Company Total                 4,515,062      5,321,125     9,836,187       560,187


Orr Automotive Group                           536,735      1,380,648     1,917,383       128,399     08/27/98    30 years
Orr Automotive Group                           142,496        169,189       311,684        15,734     08/28/98    30 years
Orr Automotive Group                           497,268        967,075     1,464,344        79,646     08/27/98    30 years
Orr Automotive Group                         1,006,979      1,040,405     2,047,384        92,498     09/16/98    30 years
Orr Automotive Group                           459,509      2,571,824     3,031,333       132,163     06/30/99    30 years
Orr Automotive Group Total                   2,642,987      6,129,141     8,772,128       448,441


Park Place Motorcars                         6,373,615     12,920,058    19,293,674       843,393     01/08/99    30 years
Park Place Motorcars                         7,318,505      6,483,194    13,801,699       576,393     09/28/98    30 years
Park Place Motorcars                           528,767      1,574,618     2,103,385       139,993     09/28/98    30 years
Park Place Motorcars                         1,949,201      5,825,357     7,774,558       234,632     10/12/99    30 years
Park Place Motorcars Total                  16,170,088     26,803,227    42,973,315     1,794,411


Pohanka Automotive Group                       220,415        230,757       451,172        27,125     02/19/98    30 years
Pohanka Automotive Group                     1,122,544        166,184     1,288,728        23,889     02/19/98    20 years
Pohanka Automotive Group                       634,419        197,652       832,071        23,234     02/19/98    30 years
Pohanka Automotive Group                       428,563        159,768       588,331        18,781     02/19/98    30 years
Pohanka Automotive Group                       406,556        163,715       570,271        19,245     02/19/98    30 years
Pohanka Automotive Group                       246,923        167,699       414,622        19,713     02/19/98    30 years
Pohanka Automotive Group                     1,631,722      3,248,564     4,880,286       266,931     02/19/98    30 years
Pohanka Automotive Group                     2,005,304      2,358,089     4,363,393       277,191     02/19/98    30 years
Pohanka Automotive Group                     3,367,127      4,308,211     7,675,338       506,426     02/19/98    30 years
Pohanka Automotive Group                     2,017,383      1,422,902     3,440,285       167,261     02/19/98    30 years
Pohanka Automotive Group                     2,455,659          6,284     2,461,943           739     02/19/98    30 years
Pohanka Automotive Group                       614,767         98,007       712,774        11,521     02/19/98    30 years
Pohanka Automotive Group                       888,234        683,156     1,571,390        80,304     02/19/98    30 years
Pohanka Automotive Group                       771,065      2,934,756     3,705,821       344,978     02/19/98    30 years




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
Pohanka Automotive Group                   Pohanka Saturn of Bowie              Bowie, MD
Pohanka Automotive Group Total


Rosenthal Automotive Group                 Rosenthal Honda/Jaguar               Tyson's Corner, VA
Rosenthal Automotive Group                 Rosenthal Nissan/Acura/Mazda/Isuzu   Gaithersburg, MD
Rosenthal Automotive Group                 Rosenthal Chevrolet/Jeep/Eagle       Arlington, VA
Rosenthal Automotive Group                 Rosenthal Mazda                      Arlington, VA
Rosenthal Automotive Group                 Rosenthal Storage Lot                Arlington, VA
Rosenthal Automotive Group                 Rosenthal Body Shop                  Tyson's Corner, VA
Rosenthal Automotive Group                 Rosenthal Infiniti-Mazda-Nissan      Tyson's Corner, VA
Rosenthal Automotive Group Total


Roundtree Automotive Group                 Auto Trim Design (Roundtree)         Shreveport, LA
Roundtree Automotive Group                 Champion Ford                        Shreveport, LA
Roundtree Automotive Group                 Brocks Service Facility              Shreveport, LA
Roundtree Automotive Group                 Roundtree Olds-Cadillac              Shreveport, LA
Roundtree Automotive Group                 Roundtree-Car Central                Bossier City, LA
Roundtree Automotive Group                 Champion Mitsubishi                  Shreveport, LA
Roundtree Automotive Group                 Roundtree Hyundai-Subaru             Shreveport, LA
Roundtree Automotive Group Total


Saturn Retail Enterprises                  Saturn of Plano                      Plano, TX
Saturn Retail Enterprises                  Saturn of Houston-Gulf Freeway       Houston, TX
Saturn Retail Enterprises                  Saturn of the Avenues                Jacksonville, FL
Saturn Retail Enterprises                  Saturn of Regency                    Jacksonville, FL
Saturn Retail Enterprises                  Saturn of Chattanooga                Chattanooga, TN
Saturn Retail Enterprises Total


Sheehy Auto Stores                         Sheehy Ford of Springfield           Springfield, VA
Sheehy Auto Stores                         Chapman Ford Sales                   Philadelphia, PA
Sheehy Auto Stores                         Sheehy Ford of Marlow Heights        Marlow Heights, MD
Sheehy Auto Stores Total


Sonic Automotive, Inc.                     Lexus of Marin                       San Rafael, CA
Sonic Automotive, Inc.                     Kramer Volvo                         Santa Monica, CA
Sonic Automotive, Inc.                     Kramer Honda                         Santa Monica, CA
Sonic Automotive, Inc.                     Clearwater Toyota & Mitsubishi       Clearwater, FL
Sonic Automotive, Inc.                     Clearwater Collision Center          Clearwater, FL
Sonic Automotive, Inc.                     Town & Country Ford                  Charlotte, NC
Sonic Automotive, Inc.                     Town & Country Ford RAC              Charlotte, NC
Sonic Automotive, Inc.                     Town & Country Toyota                Charlotte, NC
Sonic Automotive, Inc.                     Infiniti of Charlotte                Charlotte, NC
Sonic Automotive, Inc.                     Lake Norman Chrysler-Plymouth #1     Cornelius, NC
Sonic Automotive, Inc.                     Lake Norman C/P Dodge Used Cars      Cornelius, NC


                                               Gross Amount at December 31, 2000
                                           ----------------------------------------
                                                         Building and                  Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements      Total       Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -----------    ------------   --------  ------------
Pohanka Automotive Group                     3,600,517        504,858     4,105,375        59,346     02/19/98    30 years
Pohanka Automotive Group Total              20,411,198     16,650,603    37,061,801     1,846,683


Rosenthal Automotive Group                   9,281,370      2,167,729    11,449,099       254,816     02/19/98    30 years
Rosenthal Automotive Group                   6,810,506      4,998,589    11,809,095       587,580     02/19/98    30 years
Rosenthal Automotive Group                   5,009,272      1,783,436     6,792,708       209,641     02/19/98    30 years
Rosenthal Automotive Group                   4,874,676        493,251     5,367,927        57,981     02/19/98    30 years
Rosenthal Automotive Group                   4,894,106         15,114     4,909,220         1,776     02/19/98    30 years
Rosenthal Automotive Group                     665,989        419,089     1,085,078        49,264     02/19/98    30 years
Rosenthal Automotive Group                  19,396,815      4,446,289    23,843,104       522,657     02/19/98    30 years
Rosenthal Automotive Group Total            50,932,735     14,323,497    65,256,232     1,683,715


Roundtree Automotive Group                     123,612        470,906       594,518        47,648     06/04/98    30 years
Roundtree Automotive Group                   2,236,421      4,792,478     7,028,899       484,922     06/04/98    30 years
Roundtree Automotive Group                     232,351        634,167       866,518        64,168     06/04/98    30 years
Roundtree Automotive Group                   1,470,535      1,931,846     3,402,381       195,472     06/04/98    30 years
Roundtree Automotive Group                     406,884        409,627       816,511        41,448     06/04/98    30 years
Roundtree Automotive Group                     876,554      1,139,964     2,016,518       115,346     06/04/98    30 years
Roundtree Automotive Group                     364,792        251,726       616,518        31,990     06/04/98    20 years
Roundtree Automotive Group Total             5,711,149      9,630,714    15,341,863       980,995


Saturn Retail Enterprises                    2,331,099      2,139,854     4,470,953       127,797     03/25/99    30 years
Saturn Retail Enterprises                    2,094,123      2,469,920     4,564,043       147,509     03/25/99    30 years
Saturn Retail Enterprises                    1,154,281      2,116,261     3,270,543       126,388     03/25/99    30 years
Saturn Retail Enterprises                      860,346      1,678,422     2,538,768        62,941     11/15/99    30 years
Saturn Retail Enterprises                    1,433,676      1,752,271     3,185,947        80,312     08/13/99    30 years
Saturn Retail Enterprises Total              7,873,526     10,156,728    18,030,254       544,947


Sheehy Auto Stores                           4,221,356      2,107,330     6,328,686       247,715     02/19/98    30 years
Sheehy Auto Stores                           3,006,604          8,082     3,014,686           950     02/19/98    30 years
Sheehy Auto Stores                           1,177,402        933,763     2,111,165       134,231     02/19/98    20 years
Sheehy Auto Stores Total                     8,405,362      3,049,175    11,454,537       382,895


Sonic Automotive, Inc.                       2,867,234      3,491,926     6,359,160         7,275     01/14/99    30 years
Sonic Automotive, Inc.                       2,562,559        353,329     2,915,888        13,250     11/10/99    30 years
Sonic Automotive, Inc.                       3,833,129      2,885,258     6,718,388       108,199     11/10/99    30 years
Sonic Automotive, Inc.                       4,136,070      3,915,854     8,051,924       348,142     09/18/98    30 years
Sonic Automotive, Inc.                         331,082        316,218       647,300        28,114     09/18/98    30 years
Sonic Automotive, Inc.                       6,119,289      5,082,461    11,201,750       232,946     08/13/99    30 years
Sonic Automotive, Inc.                         520,786        557,672     1,078,458        25,560     08/13/99    30 years
Sonic Automotive, Inc.                       2,999,555      3,431,422     6,430,977       139,880     08/13/99    30 years
Sonic Automotive, Inc.                       1,913,965      2,755,675     4,669,640       112,594     08/13/99    30 years
Sonic Automotive, Inc.                       1,723,276      3,000,786     4,724,062       137,536     08/13/99    30 years
Sonic Automotive, Inc.                       1,095,504      1,104,671     2,200,175        50,631     08/13/99    30 years




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
Sonic Automotive, Inc.                     Lake Norman Dodge #1                 Cornelius, NC
Sonic Automotive, Inc.                     Lake Norman Dodge #2                 Cornelius, NC
Sonic Automotive, Inc.                     Fitzgerald Chevrolet (Freedom)       Monroe, NC
Sonic Automotive, Inc.                     Westside Dodge                       Columbus, OH
Sonic Automotive, Inc.                     Toyota West                          Columbus, OH
Sonic Automotive, Inc.                     Hatfield Hyundai                     Columbus, OH
Sonic Automotive, Inc.                     Hatfield Lincoln-Mercury             Columbus, OH
Sonic Automotive, Inc.                     Hatfield VW-Jeep West                Columbus, OH
Sonic Automotive, Inc.                     Ron Craft Chrysler-Plymouth-Jeep     Baytown, TX
Sonic Automotive, Inc.                     Reading Buick, Pontiac, GMC          Baytown, TX
Sonic Automotive, Inc.                     Lute Riley Honda                     Richardson, TX
Sonic Automotive, Inc.                     Lone Star Ford                       Houston, TX
Sonic Automotive, Inc.                     Lone Star Nissan Olds                The Meadows, TX
Sonic Automotive, Inc.                     Higginbotham Mercedes                Daytona Beach, FL
Sonic Automotive, Inc.                     Fred Bondenson                       Deland, FL
Sonic Automotive, Inc.                     Halifax Ford Used Cars               Edgewater, FL
Sonic Automotive, Inc.                     Halifax Ford-Mercury                 New Smyrna, FL
Sonic Automotive, Inc.                     Halifax Body Shop-Parcel 12          New Smyrna, FL
Sonic Automotive, Inc.                     Higginbotham Chevrolet-Oldsmobile    New Smyrna, FL
Sonic Automotive, Inc.                     HMC Finance Office Building          Port Orange, FL
Sonic Automotive, Inc.                     Shottenkirk Honda                    Pensacola, FL
Sonic Automotive, Inc.                     Dyer & Dyer Volvo                    Duluth, GA
Sonic Automotive, Inc.                     Global BMW                           Atlanta, GA
Sonic Automotive, Inc.                     Infiniti of Chattanooga              Chattanooga, TN
Sonic Automotive, Inc.                     Infiniti of Chattanooga #2           Chattanooga, TN
Sonic Automotive, Inc.                     BMW-Volvo of Chattanooga             Chattanooga, TN
Sonic Automotive, Inc.                     VW-Kia of Chattanooga                Chattanooga, TN
Sonic Automotive, Inc.                     Town & Country Ford Cleveland        Cleveland, TN
Sonic Automotive, Inc.                     Town & Country Ford Cleveland #2     Cleveland, TN
Sonic Automotive, Inc.                     Cleveland Village Honda              Cleveland, TN
Sonic Automotive, Inc.                     Volkswagon of Nashville              Nashville, TN
Sonic Automotive, Inc.                     Superior Olds-Cadillac-GMC           Cleveland, TN
Sonic Automotive, Inc.                     Tom Williams Buick                   Birmingham, AL
Sonic Automotive, Inc.                     Tom Williams Used Cars               Birmingham, AL
Sonic Automotive, Inc.                     Manhattan Jaguar Lincoln-Mercury     Rockville, MD
Sonic Automotive, Inc.                     Manhattan Nissan Jeep-Eagle          Waldorf, MD
Sonic Automotive, Inc.                     North Charleston                     North Charleston, SC
Sonic Automotive, Inc.                     Century BMW                          Greenville, SC
Sonic Automotive, Inc.                     Newsome Chevrolet World              Columbia, SC
Sonic Automotive, Inc.                     Newsome Automotive LLC               Florence, SC
Sonic Automotive, Inc.                     Fort Mill Ford                       Fort Mill, SC
Sonic Automotive, Inc.                     Heritage Lincoln-Mercury             Greenville, SC
Sonic Automotive, Inc.                     Manhattan BMW of Fairfax             Fairfax, VA
Sonic Automotive, Inc.                     Manhattan BMW of Fairfax-Storage     Fairfax, VA
Sonic Automotive, Inc.                     Freeland-Mercedes                    Ft. Myers, FL
Sonic Automotive, Inc.                     Freeland-BMW Nissan                  Ft. Myers, FL
Sonic Automotive, Inc.                     Freeland-Honda                       Ft. Myers, FL
Sonic Automotive, Inc.                     Blount Strange Ford Lincoln Mercury  Montgomery, AL
Sonic Automotive, Inc.                     Cobb Pontiac Cadillac                Montgomery, AL


                                               Gross Amount at December 31, 2000
                                           ----------------------------------------
                                                         Building and                  Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements      Total       Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -----------    ------------   --------  ------------
Sonic Automotive, Inc.                       1,010,854      2,535,582     3,546,437       116,214     08/13/99    30 years
Sonic Automotive, Inc.                         537,636        653,550     1,191,186        29,954     08/13/99    30 years
Sonic Automotive, Inc.                       1,095,932      2,666,403     3,762,335       122,210     08/13/99    30 years
Sonic Automotive, Inc.                       2,092,735      3,808,952     5,901,687       174,577     08/13/99    30 years
Sonic Automotive, Inc.                       1,470,122      3,253,940     4,724,062       149,139     08/13/99    30 years
Sonic Automotive, Inc.                       2,125,937      2,598,124     4,724,062       119,081     08/13/99    30 years
Sonic Automotive, Inc.                       1,331,040      1,626,584     2,957,624        74,552     08/13/99    30 years
Sonic Automotive, Inc.                       1,331,040      1,626,584     2,957,624        74,552     08/13/99    30 years
Sonic Automotive, Inc.                         974,936      1,099,469     2,074,405        50,392     08/13/99    30 years
Sonic Automotive, Inc.                         500,776      1,442,373     1,943,149        66,109     08/13/99    30 years
Sonic Automotive, Inc.                       6,843,575      4,773,825    11,617,400       218,800     08/13/99    30 years
Sonic Automotive, Inc.                       4,985,549      6,215,450    11,201,000       284,875     08/13/99    30 years
Sonic Automotive, Inc.                       3,013,604      3,266,078     6,279,682       149,695     08/13/99    30 years
Sonic Automotive, Inc.                         922,825      1,262,355     2,185,180        57,858     08/13/99    30 years
Sonic Automotive, Inc.                       1,248,734      2,705,218     3,953,952       123,989     08/13/99    30 years
Sonic Automotive, Inc.                         304,620        424,103       728,723        19,438     08/13/99    30 years
Sonic Automotive, Inc.                       1,443,980      2,392,446     3,836,427       109,654     08/13/99    30 years
Sonic Automotive, Inc.                         336,834        505,236       842,070        23,157     08/13/99    30 years
Sonic Automotive, Inc.                       1,354,320      6,566,716     7,921,036       291,081     08/13/99    30 years
Sonic Automotive, Inc.                         426,576        202,295       628,870         9,272     08/13/99    30 years
Sonic Automotive, Inc.                         943,985      1,750,263     2,694,248        75,359     09/01/99    30 years
Sonic Automotive, Inc.                       3,291,271      1,515,620     4,806,891        69,466     08/13/99    30 years
Sonic Automotive, Inc.                       4,761,991      7,610,236    12,372,228       263,331     08/13/99    30 years
Sonic Automotive, Inc.                       1,327,613      2,313,330     3,640,944        83,294     08/13/99    30 years
Sonic Automotive, Inc.                         455,171              -       455,171             -     08/13/99
Sonic Automotive, Inc.                         934,434      1,825,349     2,759,783        83,662     08/13/99    30 years
Sonic Automotive, Inc.                         592,846        724,346     1,317,192        33,199     08/13/99    30 years
Sonic Automotive, Inc.                         953,129      1,952,896     2,906,025        61,045     08/13/99    30 years
Sonic Automotive, Inc.                         403,661        493,120       896,780        22,601     08/13/99    30 years
Sonic Automotive, Inc.                         687,598        840,154     1,527,752        38,507     08/13/99    30 years
Sonic Automotive, Inc.                         655,378        800,774     1,456,152        36,702     08/13/99    30 years
Sonic Automotive, Inc.                         858,566      1,892,706     2,751,271        86,749     08/13/99    30 years
Sonic Automotive, Inc.                       2,035,519      2,127,823     4,163,342        97,525     08/13/99    30 years
Sonic Automotive, Inc.                         427,565        374,296       801,862        17,155     08/13/99    30 years
Sonic Automotive, Inc.                       4,296,067      1,774,425     6,070,491        81,328     08/13/99    30 years
Sonic Automotive, Inc.                       1,827,322      2,063,909     3,891,231        94,596     08/13/99    30 years
Sonic Automotive, Inc.                       4,273,963        952,326     5,226,289        43,648     08/17/99    30 years
Sonic Automotive, Inc.                       1,664,632      2,470,617     4,135,249       113,237     08/13/99    30 years
Sonic Automotive, Inc.                       1,351,718      2,287,864     3,639,582       104,860     08/13/99    30 years
Sonic Automotive, Inc.                       1,300,237      4,002,699     5,302,937       183,457     08/13/99    30 years
Sonic Automotive, Inc.                       1,405,770      3,318,291     4,724,062       152,088     08/13/99    30 years
Sonic Automotive, Inc.                       1,684,188      1,409,824     3,094,013        64,617     08/13/99    30 years
Sonic Automotive, Inc.                       3,026,528      2,421,474     5,448,002       110,984     08/13/99    30 years
Sonic Automotive, Inc.                               -      1,351,564     1,351,564         5,632     08/13/99    30 years
Sonic Automotive, Inc.                       1,550,567      1,467,684     3,018,251        55,038     11/04/99    30 years
Sonic Automotive, Inc.                       4,277,225      1,873,800     6,151,025        70,267     11/04/99    30 years
Sonic Automotive, Inc.                       2,745,372      1,272,879     4,018,251        47,733     11/04/99    30 years
Sonic Automotive, Inc.                       2,642,944      3,230,264     5,873,208        85,243     03/03/00    30 years
Sonic Automotive, Inc.                       2,460,559      3,182,925     5,643,483        83,994     03/03/00    30 years




Dealer Group Name                          Dealership                           Location
-----------------------------------        ------------------------------------------------------
Sonic Automotive, Inc.                     Lake Norman Body Shop                Cornelius, NC
Sonic Automotive, Inc.                     Fort Myers Raw Land (Parking Lot)    Fort Myers, FL
Sonic Automotive, Inc.                     Pensacola Raw Land Parcel            Pensacola, FL
Sonic Automotive, Inc.                     Capital Chevrolet                    Montgomery, AL
Sonic Automotive, Inc.                     Volvo of Dallas                      Carrollton, TX
Sonic Automotive, Inc.                     Baytown Auto Mall                    Baytown, TX
Sonic Automotive, Inc.                     Fort Mill Auto Mall                  Fort Mill, SC
Sonic Automotive, Inc. Total


Sterling Collision Centers, Inc.           JSI Collision Center - Bedford       Bedford, OH
Sterling Collision Centers, Inc.           JSI Collision Center - CF            Cuyahoga Falls, OH
Sterling Collision Centers, Inc.           JSI Collision Center - CL            Cleveland, OH
Sterling Collision Centers, Inc. Total


The Price Organization                     Price Buick-Pontiac                  Salisbury, MD
The Price Organization Total


Town & Country Automotive                  Town & Country Super Used Car        Middletown, CT
Town & Country Automotive                  Town & Country Lincoln-Mercury,      Middletown, CT
Town & Country Automotive                  Town & Country Chrysler/Jeep         Middletown, CT
Town & Country Automotive                  Town & Country Mazda                 Ivorytown, CT
Town & Country Automotive                  Town & Country Buick, Pontiac-GMC,   Middletown, CT
Town & Country Automotive Total


United Auto Group                          Kelley Buick Roswell                 Roswell, GA
United Auto Group                          Motorcars West                       North Olmstead, OH
United Auto Group                          Citrus Chrysler-Plymouth Dodge       Dade City, FL
United Auto Group                          Citrus Chrysler Used Car Lot         Dade City, FL
United Auto Group Total


Warren Henry Automobiles, Inc.             Warren Henry Infiniti                Miami, FL
Warren Henry Automobiles, Inc.             Warren Henry Land Rover              Miami, FL
Warren Henry Automobiles, Inc.             Warren Henry Jaguar/Volvo            Miami, FL
Warren Henry Automobiles, Inc. Total


                                               Gross Amount at December 31, 2000
                                           ------------------------------------------
                                                         Building and                    Accumulated      Date    Depreciation
Dealer Group Name                              Land      Improvements       Total        Depreciation   Acquired      Life
-----------------------------------        -----------   -------------  -------------    ------------   --------  ------------
Sonic Automotive, Inc.                         999,449      3,797,984       4,797,433        36,925     09/15/00    30 years
Sonic Automotive, Inc.                         836,830        306,162       1,142,991         2,977     09/15/00    30 years
Sonic Automotive, Inc.                         382,789        104,064         486,853           982     09/20/00    30 years
Sonic Automotive, Inc.                       2,846,361      2,599,287       5,445,648        25,271     09/28/00    30 years
Sonic Automotive, Inc.                       1,759,838      4,676,196       6,436,034        32,474     10/06/00    30 years
Sonic Automotive, Inc.                       2,104,810     14,296,558      16,401,368        19,856     12/19/00    30 years
Sonic Automotive, Inc.                       1,370,897      9,922,981      11,293,878        13,782     12/19/00    30 years
Sonic Automotive, Inc. Total               124,590,867    169,525,247     294,116,115     5,866,309


Sterling Collision Centers, Inc.                73,602      1,398,430       1,472,031        64,095     08/13/99    30 years
Sterling Collision Centers, Inc.               432,246      1,334,192       1,766,438        61,150     08/13/99    30 years
Sterling Collision Centers, Inc.               448,136      1,023,895       1,472,031        46,928     08/13/99    30 years
Sterling Collision Centers, Inc. Total         953,984      3,756,517       4,710,500       172,174


The Price Organization                         649,805        696,792       1,346,597        81,907     02/27/98    30 years
The Price Organization Total                   649,805        696,792       1,346,597        81,907


Town & Country Automotive                      177,770      1,081,524       1,259,294       109,433     06/09/98    30 years
Town & Country Automotive                      542,904      1,238,415       1,781,319       125,308     06/09/98    30 years
Town & Country Automotive                      697,975        765,319       1,463,294        77,438     06/09/98    30 years
Town & Country Automotive                      302,977        905,317       1,208,294        91,604     06/09/98    30 years
Town & Country Automotive                      453,096      1,484,057       1,937,153       188,599     06/09/98    20 years
Town & Country Automotive Total              2,174,721      5,474,632       7,649,352       592,381


United Auto Group                            2,956,057      3,061,851       6,017,908       297,280     07/23/98    30 years
United Auto Group                            1,974,998      3,187,807       5,162,804       270,365     10/28/98    30 years
United Auto Group                              548,395      1,088,504       1,636,899        49,890     08/13/99    30 years
United Auto Group                              247,301              -         247,301             -     08/13/99
United Auto Group Total                      5,726,751      7,338,161      13,064,913       617,535


Warren Henry Automobiles, Inc.               3,279,263      2,562,606       5,841,869       238,320     08/27/98    30 years
Warren Henry Automobiles, Inc.                 958,959        913,176       1,872,135        84,924     08/27/98    30 years
Warren Henry Automobiles, Inc.               2,560,916      2,430,812       4,991,727       226,063     08/27/98    30 years
Warren Henry Automobiles, Inc. Total         6,799,138      5,906,593      12,705,731       549,307
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                     $446,418,023   $591,451,889  $1,037,869,912   $38,644,100
============================================================================================================================