Form 10-K/A
period 2000-12-31
CAPITAL AUTOMOTIVE REIT
filed 2001-04-03
CIK 1049316

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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

                Title of Each Class                   Name Of Each Exchange On Which Registered
                -------------------                   -----------------------------------------
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

                                     PART IV


The Annual Report on Form 10-K of Capital Automotive REIT (the "Company") for the year ended December 31, 2000 is being amended to include, in Item 14(d), summarized financial information of Sonic Automotive, Inc. and its affiliates ("Sonic"). Sonic is a tenant of the Company and leases properties with carrying values that represent more than 20 percent of the Company's total assets for the year ended December 31, 2000. This summarized financial information was not available to the Company at the time the Company filed its Annual Report on Form 10-K for the year ended December 31, 2000.

(d)  Other Financial Information

    The following summarized information is filed as part of this report as a result of Sonic leasing properties with carrying values that represent more than 20 percent of the Company's total assets for the year ended December 31, 2000. The summarized financial information presented for Sonic as of December 31, 2000 and 1999, and for each of the years ended December 31, 2000, 1999 and 1998, was obtained from the Annual Report on Form 10-K filed by Sonic with the Securities and Exchange Commission for the year ended December 31, 2000.


                    SONIC AUTOMOTIVE, INC. AND ITS AFFILIATES
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Consolidated Balance Sheet Data:

                                                               December 31,
                                               ---------------------------------------------
                                                        2000                   1999
                                                        ----                   ----
Current Assets                                     $ 1,037,403              $ 835,567
Noncurrent Assets                                      751,845                665,535
Current Liabilities                                    818,321                657,910
Noncurrent Liabilities                                 520,005                440,619
Stockholders' Equity                                   450,922                402,573



Consolidated Statements of Income Data:

                                                  Years Ended December 31,
                                   -------------------------------------------------------
                                         2000              1999               1998
                                         ----              ----               ----
Total Revenues                      $ 6,052,476       $ 3,350,823        $ 1,603,701
Gross Profit                            865,187           454,423            207,442
Operating Income                        209,117           115,810             52,705
Net Income                               74,172            44,649             18,557

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of April, 2001.


                                        Capital Automotive REIT



                                        By:  /s/ THOMAS D. ECKERT
                                            ---------------------------------
                                                 THOMAS D. ECKERT
                                                PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER