Form 10-Q
period 2001-03-31
CAPITAL AUTOMOTIVE REIT
filed 2001-05-11
CIK 1049316

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to                 .
                                    ----------------    ----------------

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

Yes   X           No
    -----

Number of common shares of beneficial interest outstanding as of April 30, 2001 was 21,655,202.

                             CAPITAL AUTOMOTIVE REIT
                                    FORM 10-Q
                                      INDEX


                                                                                           Page No.
                                                                                           -------

Part I - Financial Information

          Item 1 - Financial Statements

              Consolidated Balance Sheets - March 31, 2001 (unaudited) and
                  December 31, 2000.                                                           3

              Consolidated Statements of Operations (unaudited) - three months
                  ended March 31, 2001 and March 31, 2000.                                     4

              Consolidated Statements of Cash Flows (unaudited) - three months
                  ended March 31, 2001 and March 31, 2000.                                     5

              Notes to Consolidated Financial Statements (unaudited)                         6 - 11

          Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                     12 - 19

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                 19

Part II - Other Information

          Item 1 - Legal Proceedings                                                          20

          Item 2 - Changes in Securities                                                      20

          Item 3 - Defaults Upon Senior Securities                                            20

          Item 4 - Submission of Matters to Vote to Security Holders                          20

          Item 5 - Other Information                                                          20

          Item 6 - Exhibits and Reports on Form 8-K                                           20

Signatures                                                                                    21

                             CAPITAL AUTOMOTIVE REIT
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         MARCH 31,              DECEMBER 31,
                                                                                           2001                     2000
                                                                                   ---------------------    ---------------------
                                                                                        (UNAUDITED)
ASSETS
Real estate:
  Land                                                                               $          453,685       $          446,418
  Buildings and improvements                                                                    603,178                  591,452
  Accumulated depreciation                                                                      (43,633)                 (38,644)
                                                                                   ---------------------    ---------------------
                                                                                              1,013,230                  999,226

Cash and cash equivalents                                                                           900                    6,298

Other assets, net                                                                                17,060                   16,065
                                                                                   ---------------------    ---------------------
    TOTAL ASSETS                                                                     $        1,031,190       $        1,021,589
                                                                                   =====================    =====================


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage loans                                                                       $          568,178       $          571,519
Borrowings under credit facilities                                                               29,402                   14,200
Accounts payable and accrued expenses                                                             5,649                   24,254
Security deposits payable                                                                         6,075                    5,855
                                                                                   ---------------------    ---------------------
    TOTAL LIABILITIES                                                                           609,304                  615,828
                                                                                   ---------------------    ---------------------

Minority Interest                                                                               118,471                  115,728

SHAREHOLDERS' EQUITY
Preferred shares, $.01 par value; 20,000,000 shares authorized;
    none outstanding                                                                                  -                        -
Common shares, $.01 par value; 100,000,000 shares authorized;
    21,653,622 shares issued and outstanding at March 31, 2001 and
    21,185,240 shares issued and outstanding at December 31, 2000                                   217                      212
Additional paid-in-capital                                                                      314,343                  307,715
Accumulated deficit                                                                             (11,145)                 (17,894)
                                                                                   ---------------------    ---------------------
     TOTAL SHAREHOLDERS' EQUITY                                                                 303,415                  290,033
                                                                                   ---------------------    ---------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $        1,031,190       $        1,021,589
                                                                                   =====================    =====================


          See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    2001                       2000
                                                             -------------------       --------------------

Revenue:
Rental                                                         $         27,999          $          24,718
Interest and other                                                           61                        457
                                                             -------------------       --------------------
    Total revenue                                                        28,060                     25,175
                                                             -------------------       --------------------

Expenses:
Depreciation and amortization                                             5,035                      4,311
General and administrative                                                1,719                      1,665
Interest                                                                 11,874                     10,247
                                                             -------------------       --------------------
    Total expenses                                                       18,628                     16,223
                                                             -------------------       --------------------

Net income before minority interest                                       9,432                      8,952
Minority interest                                                        (2,624)                    (2,559)
                                                             -------------------       --------------------

Net income                                                     $          6,808          $           6,393
                                                             ===================       ====================


Shares of common stock outstanding used to
  compute basic earnings per share                                       21,485                     21,070
                                                             ===================       ====================

Basic earnings per share                                       $           0.32          $            0.30
                                                             ===================       ====================

Shares of common stock outstanding used to
  compute diluted earnings per share                                     21,862                     21,148
                                                             ===================       ====================

Diluted earnings per share                                     $           0.31          $            0.30
                                                             ===================       ====================


          See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                          2001                         2000
                                                                                  --------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $           6,808            $           6,393
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                                   5,394                        4,597
Income applicable to minority interest                                                          2,624                        2,559
Increase in other assets                                                                       (1,393)                         (90)
Decrease in accounts payable and accrued expenses                                              (6,993)                      (5,630)
Increase (decrease) in security deposits payable                                                  220                         (422)
                                                                                  --------------------         --------------------
   Net cash provided by operating activities                                                    6,660                        7,407
                                                                                  --------------------         --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals                                              (8)                          (3)
Real estate acquisitions, net of sales                                                        (18,482)                      (8,342)
                                                                                  --------------------         --------------------
   Net cash used in investing activities                                                      (18,490)                      (8,345)
                                                                                  --------------------         --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facilities                                               39,800                        8,600
Proceeds from mortgage loans                                                                      661                        8,400
Repayment of borrowings under credit facilities                                               (24,598)                           -
Mortgage principal payments                                                                    (4,002)                      (2,691)
Payment of cash dividend                                                                       (8,175)                      (7,779)
Payment of partner distribution                                                                (3,255)                      (2,996)
Repurchase of common shares                                                                      (142)                      (9,863)
Issuance of common shares, net of fees                                                          6,143                            -
                                                                                  --------------------         --------------------
   Net cash provided by (used in) financing activities                                          6,432                       (6,329)
                                                                                  --------------------         --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (5,398)                      (7,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                6,298                       11,886
                                                                                  --------------------         --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $             900            $           4,619
                                                                                  ====================         ====================


SUPPLEMENTAL DATA:

Real estate acquisitions in exchange for equity issuance                            $             512            $               -
                                                                                  ====================         ====================

Interest paid during the period                                                     $          17,375            $          14,920
                                                                                  ====================         ====================




          See accompanying Notes to Consolidated Financial Statements.

                             CAPITAL AUTOMOTIVE REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the "Company") is a Maryland real estate investment trust formed in October 1997. The Company owns interests in real estate through Capital Automotive L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership, and as of March 31, 2001 owned approximately 71.9% of the units of limited partnership interest in the Operating Partnership ("Units"). The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to "we," "us" and "our" refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or the Company's and the Operating Partnership's directly and indirectly owned subsidiaries.

Our primary business strategy is to invest in real estate (land, buildings and other improvements) and at the same time enter into long-term, triple-net leases with operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. We focus on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operator of dealerships to refer to the related persons and companies that lease our properties.


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


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

Deferred Loan Costs

Certain costs incurred in connection with obtaining our revolving secured credit facilities and issuance of mortgage notes through March 31, 2001 are capitalized and generally amortized over the terms of the respective credit facilities or notes on a straight-line basis (which approximates the effective interest method).

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

Income Taxes

We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 90% of our taxable income to our shareholders and comply with certain other requirements.

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

3.      ACQUISITIONS

During the three months ended March 31, 2001, we completed approximately $19.0 million of acquisitions, which included four dealership properties that are leased to existing tenants. Consideration for the properties consisted of approximately 37,000 Units (valued at approximately $512,000 at the time of the acquisition) and the remainder from a combination of funds drawn down on the Company's short-term credit facilities and cash on hand. We anticipate that the funds drawn down on the Company's short-term credit facilities will be replaced with permanent financing within the next six months. The properties acquired added approximately 132,000 square feet of buildings and improvements on approximately 103 acres of land and are located in four states (Louisiana, New Jersey, Texas and Virginia). These properties have initial lease terms ranging from 15 to 20 years (with a weighted average initial lease term of 17.4 years), and have renewal options exercisable at the option of the tenant (ranging from a total of 10 to 30 years).

As of March 31, 2001, we owned 248 dealership properties, representing 370 automotive franchises, with a total investment of approximately $1.06 billion. These properties total approximately 9.0 million square feet of buildings and improvements on approximately 1,621 acres of land and are located in 27 states. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.7 years, and have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).


4.      EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, restricted phantom shares, options and warrants. The impact of dilution of common equivalent shares for the three months ended March 31, 2001 and March 31, 2000 was approximately 377,000 and 78,000, respectively.


5.      MORTGAGE LOANS AND CREDIT FACILITIES

As of March 31, 2001, we had total debt outstanding of $597.6 million. Of this debt, approximately $568.2 million (consisting of $478.9 million of fixed rate indebtedness and $89.3 million of variable rate indebtedness) was mortgage indebtedness secured by approximately 210 of our dealership properties. In addition, we had $29.4 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                               PRINCIPAL      PRINCIPAL BALANCE  EFFECTIVE       TERM/
                                                ORIGINAL     BALANCE AS OF      AS OF DECEMBER   INTEREST     AMORTIZATION
             DESCRIPTION OF DEBT              DEBT ISSUED    MARCH 31, 2001        31, 2000        RATE*        SCHEDULE


7.59% fixed rate debt due 12/1/08              $    38,050    $       36,798    $       37,103     7.99%       10 yr/17 yr
7.635% fixed rate debt due 10/1/14                 111,950           102,686           103,749     7.93%       15 yr/15 yr

8.05% fixed rate debt due 10/1/14                   85,000            80,752            81,560     8.32%       15 yr/15 yr
7.54% fixed rate debt due 7/6/11                   100,000            97,315            98,093     7.71%       12 yr/25 yr

8.03% fixed rate debt due 9/29/11                  150,000           150,000           150,000     8.08%     12 yr/25 yr (4)
7.50% fixed rate debt due 1/20/03                   12,000            11,342            11,421     7.75%      4.25 yr/20 yr
                                              ------------- ----------------- -----------------
 Total Mortgage Fixed Rate Debt                $   497,000    $      478,893    $      481,926     8.00%

                                                                                                            10 to 12 yr/25 to
                                                                                                              30 yr, level
   Various variable rate debt (1)                   90,762            89,285            89,593     8.76%        principal
                                              ------------- ----------------- -----------------


TOTAL MORTGAGE DEBT                            $   587,762    $      568,178    $      571,519     8.12%

$50 million revolving partially secured
facility (2)                                                          20,900            14,198     8.23%           3 yr

$100 million revolving secured facility (3)                            8,502                 2     8.22%           1 yr
                                                            ----------------- -----------------

TOTAL CREDIT FACILITIES                                       $       29,402    $       14,200     8.23%
                                                            ----------------- -----------------

TOTAL DEBT OUTSTANDING                                        $      597,580    $      585,719     8.12%
                                                            ================= =================    =====

     *    Includes deferred loan fees amortized over the life of the loans.

     (1) These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments.
     (2) This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.
     (3) This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.
     (4)  Payments are interest only until January 2002.


As of March 31, 2001, we were in compliance with all of the loan covenants related to our mortgage indebtedness and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage indebtedness as of March 31, 2001 are as follows (in thousands):


              FOR THE YEAR ENDED DECEMBER 31,
              2001......................                  $   9,307
              2002..................................         16,910
              2003..................................         28,410
              2004..................................         18,694
              2005..................................         20,031
              Thereafter............................        474,826
                                                          ---------
              Total.................................      $ 568,178
                                                          =========


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


7.      MINORITY INTEREST

Minority interest is calculated at approximately 28.1% of the Operating Partnership's partners' capital as of March 31, 2001 and approximately 27.8% of the Operating Partnership's partners' net income for the three months ended March 31, 2001. The ownership of the Operating Partnership as of March 31, 2001 is as follows (Units in thousands):

                                                                 Units          Percent
                                                              -----------      ---------

Partners' capital:
      Limited Partners                                           8,454.8          28.1%
      The Company                                               21,653.6          71.9%
                                                               ---------         ------

         Total                                                  30,108.4         100.0%
                                                               =========         ======


8.      401(K) PLAN

During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the "401(k) Plan"). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan at the discretion of our management. These contributions will vest ratably over five years from each employee's date of service. During December 2000, we approved a 20% match of the participant's elected deferral contribution during 2001 (subject to maximum limits).


9.      SUBSEQUENT EVENTS

Declaration of Dividend

On April 17, 2001, our Board of Trustees declared a cash dividend of $0.3860 per share, which will be paid on May 18, 2001 to shareholders of record as of May 10, 2001.

                             CAPITAL AUTOMOTIVE REIT
           ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000


The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Also, documents that we subsequently file with the Securities and Exchange Commission will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company's Form 8-K/A filed on January 19, 2001. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

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


OVERVIEW

Our primary business strategy is to invest in real estate (land, buildings and other improvements) and at the same time enter into long-term, triple-net leases with operators of franchised automobile dealerships, motor vehicle service, repair or parts businesses and related businesses. We focus on acquiring real estate used by multi-site, multi-franchised dealerships located primarily in major metropolitan areas throughout the United States. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations. As of March 31, 2001, we owned 248 dealership properties, representing 370 automotive franchises, with a total investment of approximately $1.06 billion. These properties total approximately 9.0 million square feet of buildings and improvements on approximately 1,621 acres of land and are located in 27 states.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay substantially all operating expenses of a property, including, but not limited to, taxes, assessments and other government charges, insurance, utilities, service, repairs, maintenance and other expenses. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.7 years, and have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).

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


FIRST QUARTER ACQUISITIONS

During the three months ended March 31, 2001, we completed approximately $19.0 million of acquisitions, which included four dealership properties that are leased to existing tenants. Consideration for the properties consisted of approximately 37,000 Units (valued at approximately $512,000 at the time of the acquisition) and the remainder from a combination of funds drawn down on the Company's short-term credit facilities and cash on hand. We anticipate that the funds drawn down on the Company's short-term credit facilities will be replaced with permanent financing within the next six months. The properties acquired added approximately 132,000 square feet of buildings and improvements on approximately 103 acres of land and are located in four states (Louisiana, New Jersey, Texas and Virginia). These properties have initial lease terms ranging from 15 to 20 years (with a weighted average initial lease term of 17.4 years), and have renewal options exercisable at the option of the tenant (ranging from a total of 10 to 30 years).


RESULTS OF OPERATIONS

Rental revenue for the three months ended March 31, 2001 increased 13% to $28.0 million, as compared to $24.7 million for the same quarter in 2000. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 248 properties as of March 31, 2001 versus 230 properties as of March 31, 2000. In addition, included in rental revenue for the three months ended March 31, 2001 were straight-lined rents totaling $779,000, as compared to straight-lined rents of $510,000 for the three months ended March 31, 2000.

Interest and other income for the three months ended March 31, 2001 decreased 87% to $61,000 from $457,000 for the same quarter in 2000. The decrease was the result of no property dispositions in the first quarter of 2001 versus total gain on the sale of properties of $294,000 in the same period of 2000, as well as a decrease in interest earned on temporary investments.

Depreciation and amortization for the three months ended March 31, 2001 increased 17% to $5.0 million from $4.3 million for the same quarter in 2000. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and administrative expenses for the three months ended March 31, 2001 increased 3% to $1.72 million, as compared to $1.67 million for the same quarter in 2000. The increase in general and administrative expenses was primarily due to: (1) an increase in payroll and related expenses attributable to the issuance of additional stock based compensation awarded to employees; (2) an increase in state income taxes due to the growth in our real estate portfolio during 1999 and 2000; and (3) additional costs associated with our marketing and investor relations program.

Interest expense for the three months ended March 31, 2001 increased 16% to $11.9 million, as compared to $10.2 million for the same quarter in 2000. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities), which was obtained to finance the acquisition of properties. Debt outstanding as of March 31, 2001 was approximately $597.6 million (consisting of approximately $568.2 million of mortgage debt and approximately $29.4 million of borrowings under our credit facilities) compared to approximately $515.8 million (consisting of approximately $515.8 million of mortgage debt and no borrowings under our credit facilities) as of March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $900,000 and $4.6 million at March 31, 2001 and March 31, 2000, respectively. The changes in cash and cash equivalents during the three months ended March 31, 2001 and 2000 were attributable to operating, investing and financing activities, as described below.

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2001 and March 31, 2000 was $6.7 million and $7.4 million, respectively, and represents, in both years, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2001 and March 31, 2000 was $18.5 million and $8.3 million, respectively, and primarily reflects the acquisition of dealership properties and facility improvements and expansions, net of sales, during those periods.


Financing Activities
Cash provided by financing activities for the three months ended March 31, 2001 was $6.4 million and cash used in financing activities for the three months ended March 31, 2000 was $6.3 million.

Cash provided by financing activities for the three months ended March 31, 2001 primarily reflects:

        - $39.8 million of proceeds received from borrowings on our short-term credit facilities;

        - $661,000 of proceeds received from long-term mortgage loans closed during the quarter; and

        - $6.1 million of proceeds received from the issuance of common shares, net of fees.

        The cash provided by financing activities was partially offset by:

        - the repayment of borrowings on our short-term credit facilities totaling $24.6 million;

        - payments of principal on outstanding long-term mortgage loans totaling $4.0 million;

        - distributions made to shareholders and limited partners during the quarter totaling $11.4 million; and

        -   the repurchase of common shares totaling $142,000.

Cash used in financing activities for the three months ended March 31, 2000 primarily reflects:

        - payments of principal on outstanding long-term mortgage loans totaling $2.7 million;

        - distributions made to shareholders and limited partners during the quarter totaling $10.8 million; and

        -   the repurchase of common shares totaling $9.9 million.

        The cash used in financing activities was partially offset by:

        - $8.6 million of proceeds received from borrowings on our short-term credit facilities; and

        - $8.4 million of proceeds received from long-term mortgage loans closed during the quarter.


Mortgage Indebtedness and Credit Facilities
As of March 31, 2001, we had total debt outstanding of $597.6 million. Of this debt, approximately $568.2 million (consisting of $478.9 million of fixed rate indebtedness and $89.3 million of variable rate indebtedness) was mortgage indebtedness secured by approximately 210 of our dealership properties. In addition, we had $29.4 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                               PRINCIPAL      PRINCIPAL BALANCE  EFFECTIVE       TERM/
                                                ORIGINAL     BALANCE AS OF      AS OF DECEMBER   INTEREST     AMORTIZATION
             DESCRIPTION OF DEBT              DEBT ISSUED    MARCH 31, 2001        31, 2000        RATE*        SCHEDULE


7.59% fixed rate debt due 12/1/08              $    38,050    $       36,798    $       37,103     7.99%       10 yr/17 yr
7.635% fixed rate debt due 10/1/14                 111,950           102,686           103,749     7.93%       15 yr/15 yr

8.05% fixed rate debt due 10/1/14                   85,000            80,752            81,560     8.32%       15 yr/15 yr
7.54% fixed rate debt due 7/6/11                   100,000            97,315            98,093     7.71%       12 yr/25 yr

8.03% fixed rate debt due 9/29/11                  150,000           150,000           150,000     8.08%     12 yr/25 yr (4)
7.50% fixed rate debt due 1/20/03                   12,000            11,342            11,421     7.75%      4.25 yr/20 yr
                                              ------------- ----------------- -----------------
 Total Mortgage Fixed Rate Debt                $   497,000    $      478,893    $      481,926     8.00%

                                                                                                            10 to 12 yr/25 to
                                                                                                              30 yr, level
   Various variable rate debt (1)                   90,762            89,285            89,593     8.76%        principal
                                              ------------- ----------------- -----------------


TOTAL MORTGAGE DEBT                            $   587,762    $      568,178    $      571,519     8.12%

$50 million revolving partially secured
facility (2)                                                          20,900            14,198     8.23%           3 yr

$100 million revolving secured facility (3)                            8,502                 2     8.22%           1 yr
                                                            ----------------- -----------------

TOTAL CREDIT FACILITIES                                       $       29,402    $       14,200     8.23%
                                                            ----------------- -----------------

TOTAL DEBT OUTSTANDING                                        $     597,580     $     585,719      8.12%
                                                            ================  =================    =====

     *    Includes deferred loan fees amortized over the life of the loans.

     (1) These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments.
     (2) This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.
     (3) This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.
     (4)  Payments are interest only until January 2002.


As of March 31, 2001, we were in compliance with all of the loan covenants related to our mortgage indebtedness and credit facilities.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and holders of Units ("Unitholders"), and amounts required for additional property acquisitions and facility improvements and expansions. We expect to meet these requirements (other than amounts required for additional property acquisitions and facility improvements and expansions) through cash provided by operating and financing activities. We anticipate that any additional acquisition of properties or facility improvements and expansions during the next 12 months will be funded with amounts available under our existing credit facilities, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units. Acquisitions of property and facility improvements and expansions will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

As of March 31, 2001, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties and facility improvements and expansions. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Our liquidity requirements with respect to future acquisitions of properties and facility improvements and expansions may be reduced to the extent that we use Units as consideration for such purchases.

We offer our tenants the option of utilizing our variable rate lease program. Under this program, base rent payments change monthly based upon a fixed spread over an applicable index, generally LIBOR. In addition, the rent is adjusted upward periodically based on a factor of the change in the consumer price index ("CPI"). The tenant has the ability to fix the base rent during the initial lease term. The fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. Such leases generally are or will be financed with long-term, variable rate debt thereby fixing our investment spread. As of March 31, 2001, approximately $84.7 million of our total portfolio utilized the variable rate lease program.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of March 31, 2001, our debt was approximately 56% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we generally match the term of the lease with that of the debt as well as the type of lease with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term ("match-funding"). We currently intend to substantially match-fund at least 85% of our total outstanding long-term debt with long-term leases. Approximately 88% of our debt outstanding as of March 31, 2001 is substantially match-funded, non-recourse debt. We may change the 85% target at any time without shareholder approval.

In light of our current balance sheet position, we believe that we are able to obtain additional financing for our short-term and long-term capital needs without exceeding our debt to asset ratio policy. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Common Share Repurchase Program
During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of our management. During the three months ended March 31, 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. From the inception of the share repurchase program through March 31, 2001, a total of 4,094,700 shares have been repurchased at an average price of $10.62 per share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the DRIP. For the three months ended March 31, 2001, we issued approximately 443,000 common shares under the DRIP and received approximately $6.2 million in proceeds.

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

FFO for the three months ended March 31, 2001 and March 31, 2000 is computed as follows (in thousands):

                                                                  Three Months Ended
                                                                       March 31,
                                                              ------------- --------------

                                                                  2001          2000
                                                                  ----          ----

Net Income before Minority Interest                              $   9,432      $   8,952
Real Estate Depreciation and Amortization                            5,016          4,287

Gain on Sale of Assets                                                  -           (294)
                                                                ----------     ----------

Funds From Operations                                            $  14,448      $  12,945
                                                                ==========     ==========

Weighted Average Number of Common Shares and Units Used
to Compute Basic FFO per Share                                      29,946         29,392
                                                                ==========     ==========

Weighted Average Number of Common Shares and Units Used
to Compute Fully Diluted FFO per Share                              30,323         29,469
                                                                ==========     ==========

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

Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

During the three months ended March 31, 2001, our fixed-rate debt decreased from $481.9 million at December 31, 2000 to $478.9 million as of March 31, 2001. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at March 31, 2001 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $28.2 million. During the three months ended March 31, 2001, our variable-rate debt increased from $103.8 million as of December 31, 2000 to $118.7 million as of March 31, 2001. Interest rate fluctuations may affect our annual interest expense on our variable rate debt. If interest rates on our variable rate debt instruments outstanding at March 31, 2001 had been one percentage point higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $1.2 million, based on balances at March 31, 2001.

                             CAPITAL AUTOMOTIVE REIT
                            PART II-OTHER INFORMATION


Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

On January 22, 2001, the Operating Partnership issued 36,540 Units to Carlos R. Hoz de Vila, as partial consideration for the acquisition of a parcel of real property and improvements located thereon in Burlington Township, New Jersey. The Units will be eligible for redemption beginning on January 31, 2002 for cash by the Operating Partnership, or at the option of the Company, common shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Not applicable.

(b) Reports on Form 8-K

Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CAPITAL AUTOMOTIVE REIT
                                (Registrant)



                                BY:    /s/  Thomas D. Eckert
                                    ------------------------
                                    Thomas D. Eckert
                                    President and Chief Executive Officer
                                    (principal executive officer)



                                BY:   /s/  David S. Kay
                                    -------------------
                                    David S. Kay
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)


Dated:  May 11, 2001
        ------------