Form 10-Q
period 2001-06-30
CAPITAL AUTOMOTIVE REIT
filed 2001-08-10
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____________ to ____________.

COMMISSION FILE NUMBER 000-23733

CAPITAL AUTOMOTIVE REIT
(Exact name of registrant as specified in its charter)

Maryland	54-1870224

(State of organization)	(I.R.S. Employer Identification Number)

1420 Spring Hill Road, Suite 525, McLean, Virginia 22102
(Address of principal executive offices and zip code)

(703) 288-3075
(Registrant’s telephone Number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___

Number of common shares of beneficial interest outstanding as of August 9, 2001 was 25,839,426.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.
Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets – June 30, 2001 (unaudited) and

December 31, 2000.	3

Consolidated Statements of Operations (unaudited) – three months and

six months ended June 30, 2001 and June 30, 2000.	4

Consolidated Statements of Cash Flows (unaudited) – six months

ended June 30, 2001 and June 30, 2000.	5

Notes to Consolidated Financial Statements (unaudited)	6 – 12

Item 2 – Management’s Discussion and Analysis of Financial Condition

and Results of Operations	13 – 20

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Part II – Other Information

Item 1 – Legal Proceedings	22

Item 2 – Changes in Securities	22

Item 3 – Defaults Upon Senior Securities	22

Item 4 – Submission of Matters to Vote to Security Holders	22 – 23

Item 5 – Other Information	23

Item 6 – Exhibits and Reports on Form 8-K	23

Signatures	24

PART I —FINANCIAL INFORMATION
ITEM I —FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Real estate:

Land	$464,133	$446,418

Buildings and improvements	625,251	591,452

Accumulated depreciation	(48,711)	(38,644)

	1,040,673	999,226

Cash and cash equivalents	1,723	6,298

Other assets, net	17,881	16,065

Total Assets	$1,060,277	$1,021,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$564,707	$571,519

Borrowings under credit facilities	62,140	14,200

Accounts payable and accrued expenses	6,038	24,254

Security deposits payable	6,197	5,855

Total Liabilities	639,082	615,828

Minority Interest	118,687	115,728

Shareholders’ Equity

Preferred shares, par value $.01 per share; 20 million shares authorized,

no shares issued or outstanding	—	—

Common shares, par value $.01 per share; 100 million shares authorized,

21,661,583 shares issued and outstanding at June 30, 2001 and

21,185,240 shares issued and outstanding at December 31, 2000	217	212

Additional paid-in-capital	314,755	307,715

Accumulated deficit	(12,464)	(17,894)

Total Shareholders’ Equity	302,508	290,033

Total Liabilities and Shareholders’ Equity	$1,060,277	$1,021,589

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenue:

Rental	$28,389	$25,048	$56,388	$49,766

Interest and other	32	217	93	674

Total revenue	28,421	25,265	56,481	50,440

Expenses:

Depreciation and amortization	5,120	4,343	10,155	8,654

General and administrative	1,726	1,659	3,445	3,324

Interest	11,621	10,385	23,495	20,632

Total expenses	18,467	16,387	37,095	32,610

Net income before minority interest	9,954	8,878	19,386	17,830

Minority interest	(2,825)	(2,533)	(5,449)	(5,092)

Net income	$7,129	$6,345	$13,937	$12,738

Shares of common stock outstanding used to

compute basic earnings per share	21,658	20,721	21,572	20,896

Basic earnings per share	$0.33	$0.31	$0.65	$0.61

Shares of common stock outstanding used to

compute diluted earnings per share	22,541	20,931	22,203	21,040

Diluted earnings per share	$0.32	$0.30	$0.63	$0.61

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2001	2000

Cash flows from operating activities:

Net income	$13,937	$12,738

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization	10,692	9,191

Income applicable to minority interest	5,449	5,092

Increase in other assets	(2,419)	(398)

Decrease in accounts payable and accrued expenses	(6,393)	(3,245)

Increase in security deposits payable	342	244

Net cash provided by operating activities	21,608	23,622

Cash flows from investing activities:

Purchase of furniture and equipment, net of disposals	(22)	(13)

Real estate acquisitions	(50,302)	(20,634)

Proceeds from the dispositions of real estate	—	4,775

Net cash used in investing activities	(50,324)	(15,872)

Cash flows from financing activities:

Proceeds from borrowings under credit facilities	91,338	14,200

Proceeds from mortgage debt	661	12,400

Repayment of borrowings under credit facilities	(43,398)	(4,700)

Mortgage principal payments	(7,473)	(5,279)

Payment of cash dividend	(16,553)	(15,365)

Payment of partner distribution	(6,516)	(6,033)

Repurchase of common shares	(142)	(9,863)

Issuance of common shares, net of fees	6,224	472

Net cash provided by (used in) financing activities	24,141	(14,168)

Net decrease in cash and cash equivalents	(4,575)	(6,418)

Cash and cash equivalents at beginning of period	6,298	11,886

Cash and cash equivalents at end of period	$1,723	$5,468

Supplemental Data:

Real estate acquisitions in exchange for equity issuance	$1,212	$—

Interest paid during the period	$28,899	$25,059

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the “Company”) is a Maryland real estate investment trust formed in October 1997. The Company owns interests in real estate through Capital Automotive L.P. (the “Operating Partnership”) and its subsidiaries. The Company is the sole general partner of the Operating Partnership, and as of June 30, 2001 owned approximately 71.8% of the units of limited partnership interest in the Operating Partnership (“Units”). The Company completed its initial public offering of common shares and began generating rental income in February 1998. References to “we,” “us” and “our” refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on buying properties from dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operators of dealerships to refer to the related persons and companies that lease our properties.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and include the accounts of the Company, its wholly owned subsidiaries, and other entities where the Company has a majority ownership, all of which it controls. The equity interests of other investors are reflected as minority interest. All significant intercompany transactions and balances are eliminated in consolidation.

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

Deferred Loan Costs

Certain costs incurred in connection with obtaining our revolving secured credit facilities and issuance of mortgage notes are capitalized and generally amortized over the terms of the respective credit facilities or notes on a straight-line basis (which approximates the effective interest method).

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Income Taxes

We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 90% of our taxable income to our shareholders and comply with certain other requirements.

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases that typically require the tenants to pay substantially all operating expenses of a property, including, but not limited to, real estate taxes, assessments and other government charges, insurance, utilities, repairs, maintenance and other expenses. All leases are accounted for as operating leases. Rental income attributable to our leases is generally fixed per the lease agreement and recorded monthly when due from tenants. However, under our variable rate lease program, monthly base rent is calculated based on a fixed spread over an applicable index, generally LIBOR, and is recorded monthly as rental income when due from tenants.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index (“CPI”). Certain of our leases also or alternatively provide for a fixed minimum and/or maximum periodic adjustment during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets.

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes certain views in applying GAAP to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000. The adoption and implementation of the policies of SAB 101 has not had any impact on our revenue recognition policies, financial condition or results of operations.

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

3. ACQUISITIONS

During the three months ended June 30, 2001, we completed a total of approximately $32.5 million of acquisitions in six separate transactions. These acquisitions included three dealership properties, two of which are operated by an existing tenant, and facility improvements and two construction fundings with existing tenants. Consideration for the properties was approximately $31.8 million from funds drawn down on our short-term credit facilities and the issuance of approximately 44,000 Units valued at $0.7 million at the time of the acquisitions. These acquistions added approximately 181,000 square feet of buildings and improvements on approximately 24 acres of land in five states (California, New Jersey, Oregon, Texas and Virginia). These properties have initial lease terms ranging from 10 to 20 years, with a weighted average initial lease term of 12.1 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 20 to 40 years.

As of June 30, 2001, we had invested approximately $1.1 billion in 251 properties located in 27 states, comprising approximately 1,644 acres of land and containing approximately 9.2 million square feet of buildings and improvements. Our tenants operate 376 motor vehicle franchises on our properties, representing 39 brands of motor vehicles. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.6 years, and have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).

4. MORTGAGE LOANS AND CREDIT FACILITIES

As of June 30, 2001, we had total debt outstanding of $626.8 million. Of this debt, approximately $564.7 million (consisting of $476.3 million of fixed rate and $88.4 million of variable rate debt) was mortgage debt secured by approximately 210 of our properties. In addition, we had $62.1 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of June 30, 2001 and December 31, 2000 (dollars in thousands):

		Principal Balance	Principal Balance	Effective
	Original Debt	as of June 30,	as of December 31,	Interest	Term/Amortization
Description of Debt	Issued	2001	2000	Rate*	Schedule

7.59% fixed rate debt due 12/1/08	$38,050	$36,502	$37,103	7.99%	10 yr/17 yr

7.635% fixed rate debt due 10/1/14	111,950	101,646	103,749	7.93%	15 yr/15 yr

8.05% fixed rate debt due 10/1/14	85,000	79,964	81,560	8.33%	15 yr/15 yr

7.54% fixed rate debt due 7/6/11	100,000	96,915	98,093	7.71%	12 yr/25 yr

8.03% fixed rate debt due 9/29/11	150,000	150,000	150,000	8.08%	12 yr/25 yr(4)

7.50% fixed rate debt due 1/20/03	12,000	11,264	11,421	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$497,000	$476,291	$481,926	8.00%

Various variable rate debt (1)	90,762	88,416	89,593	7.12%	10 to 12 yr/25 to 30 yr, level principal

TOTAL MORTGAGE DEBT	$587,762	$564,707	$571,519	7.86%

$50 million revolving partially secured facility (2)		26,500	14,198	6.95%	3 yr

$100 million revolving secured facility (3)		35,640	2	6.94%	1 yr

TOTAL CREDIT FACILITIES		$62,140	$14,200	6.94%

TOTAL DEBT OUTSTANDING		$626,847	$585,719	7.81%

*	Includes deferred loan fees amortized over the life of the loans.

(1)	These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments.

(2)	This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(3)	This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.

(4)	Payments are interest only until January 2002.

As of June 30, 2001, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of June 30, 2001 are as follows (in thousands):

For the Year Ended December 31,
2001	$5,836

2002	16,910

2003	28,410

2004	18,694

2005	20,031

Thereafter	474,826

Total	$564,707

5. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standards (''SFAS’’) No. 133, ''Accounting for Derivative Instruments and Hedging Activities.’’ This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 and its related amendments has not had a significant impact on our consolidated financial position, results of operations or cash flows as we currently do not maintain any derivative instruments.

In June 2001, FASB issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We do not expect the adoption of SFAS No. 142 to have a significant impact on our financial condition or results of operations.

6. MINORITY INTEREST

Minority interest represents the Units of the Operating Partnership owned by limited partners (other than the Company) of the Operating Partnership. Minority interest is calculated at approximately 28.2% of the Operating Partnership’s partners’ capital as of June 30, 2001 and approximately 28.4% of the Operating Partnership’s partners’ net income for the three months ended June 30, 2001 and 28.1% for the six months ended June 30, 2001. The ownership of the Operating Partnership as of June 30, 2001 is as follows (Units in thousands):

	Units	Percent

Partners’ capital:

Limited Partners	8,498.8	28.2%

The Company	21,661.6	71.8%

Total	30,160.3	100.0%

7. EARNINGS PER SHARE

      Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income, adjusted to reflect the change in the Company’s share of income based on an ownership calculation that includes weighted average common share equivalents, divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, restricted phantom shares, options and warrants. A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 is as follows (in thousands, except per share data):

	2001			2000

		Weighted Average			Weighted Average
	Net Income	Shares	Earnings Per Share	Net Income	Shares	Earnings Per Share

Three Months Ended June 30:

Earnings per share – basic	$7,129	21,658	$0.33	$6,345	20,721	$0.31

Adjustments (1)	112	883	0.01	—	210	0.01

Earnings per share —diluted	$7,241	22,541	$0.32	$6,345	20,931	$0.30

Six Months Ended June 30:

Earnings per share – basic	$13,937	21,572	$0.65	$12,738	20,896	$0.61

Adjustments (1)	112	631	0.02	—	144	—

Earnings per share —diluted	$14,049	22,203	$0.63	$12,738	21,040	$0.61

(1)	Adjustment to net income reflects change in the Company’s share of income based on an ownership calculation including weighted average common share equivalents. Adjustment to weighted average shares reflects the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method.

8. 401(K) PLAN

During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the “401(k) Plan”). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan at the discretion of our management. These contributions will vest ratably over five years from each employee’s date of service. During December 2000, we approved a 20% match of the participant’s elected deferral contribution during 2001 (subject to maximum limits).

9. COMMITMENTS

During the second quarter of 2001, we received a commitment for $150.0 million of long-term secured financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and lender’s satisfaction with the loan documentation. We anticipate drawing upon this commitment beginning in the third quarter of 2001 and expect to use the proceeds from the commitment to fund a portion of the purchase price of the pending acquisition as described in Note 10 herein, as well as future acquisitions, and to repay amounts outstanding under our short-term credit facilities.

10. SUBSEQUENT EVENTS

Declaration of Dividend

On July 17, 2001, our Board of Trustees declared a cash dividend of $0.3870 per share, which will be paid on August 21, 2001 to shareholders of record as of August 10, 2001.

On July 20, 2001, we entered into an agreement with a seller to purchase nine automotive retail properties located in seven states for approximately $102.4 million (the “Pending Acquisition”). We expect to close on the Pending Acquisition during the third quarter of 2001. We expect to fund the Pending Acquisition with the net proceeds from our underwritten public equity offering as described below and a draw down on our commitment from Toyota Financial Services as described in Note 9 herein.

On August 8, 2001, we sold 3,852,500 common shares (which includes the full exercise of the underwriters’ over-allotment option to purchase 502,500 common shares) in an underwritten public offering at a price to the public of $17.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.8 million. After the offering, $134.5 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and will use them to fund a portion of the purchase price of the Pending Acquisition. Pending their application, we will use the net proceeds to temporarily reduce amounts outstanding under our short-term credit facilities and invest the net proceeds in short-term, income-producing investments.

CAPITAL AUTOMOTIVE REIT
ITEM II —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2001 AND JUNE 30, 2000

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, documents that we subsequently file with the Securities and Exchange Commission (the “SEC”) will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company’s Form 8-K/A filed on January 19, 2001. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings on terms which are acceptable to us and the ability to meet existing financial covenants;

•	risks that acquisitions may not be consummated;

•	risks that our tenants will not pay rent or that our operating costs will be higher than expected;

•	risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in manufacturer’s production, inventory, marketing or other practices;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences if we fail to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on buying properties from dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the

U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations. As of June 30, 2001, we had invested approximately $1.1 billion in 251 properties located in 27 states, comprising approximately 1,644 acres of land and containing approximately 9.2 million square feet of buildings and improvements. Our tenants operate 376 motor vehicle franchises on our properties, representing 39 brands of motor vehicles.

Substantially all of our properties are leased pursuant to long-term, triple-net leases that typically require the tenants to pay substantially all operating expenses of a property, including, but not limited to, real estate taxes, assessments and other government charges, insurance, utilities, repairs, maintenance and other expenses. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.6 years, and have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. For tax purposes, we depreciate buildings on our properties over a 40-year period and site improvements on our properties over a 15-year period. We depreciate both buildings and improvements over a 20-year to 30-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

RECENT EVENTS

On July 20, 2001, we entered into an agreement with a seller to purchase nine automotive retail properties located in seven states for approximately $102.4 million (the “Pending Acquisition”). We expect to close on the Pending Acquisition during the third quarter of 2001. We expect to fund the Pending Acquisition with net proceeds from our underwritten public equity offering and a draw down on our commitment from Toyota Financial Services as further described in the Liquidity and Capital Resources section herein.

SECOND QUARTER ACQUISITIONS

During the three months ended June 30, 2001, we completed a total of approximately $32.5 million of acquisitions in six separate transactions. These acquisitions included three dealership properties, two of which are operated by an existing tenant, and facility improvements and two construction fundings with existing tenants. Consideration for the properties was approximately $31.8 million from funds drawn down on our short-term credit facilities and the issuance of approximately 44,000 Units valued at $0.7 million at the time of the acquisitions. These acquisitions added approximately 181,000 square feet of buildings and improvements on approximately 24 acres of land in five states (California, New Jersey, Oregon, Texas and Virginia). These properties have initial lease terms ranging from 10 to 20 years, with a weighted average initial lease term of 12.1 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 20 to 40 years.

RESULTS OF OPERATIONS

Rental revenue for the three months ended June 30, 2001 increased 13% to $28.4 million from $25.0 million for the same quarter in 2000. Rental revenue for the six months ended June 30, 2001 increased 13% to $56.4 million from $49.8 million for the same period in 2000. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 251 properties as of June 30, 2001 versus 231 properties as of June 30, 2000. In addition, included in rental revenue for the three months and six months ended June 30, 2001 were straight-lined rents totaling $858,000 and $1.6 million, respectively, as compared to straight-lined rents of $519,000 and $1.0 million, respectively, for the three months and six months ended June 30, 2000.

Interest and other income for the three months ended June 30, 2001 decreased 85% to $32,000 from $217,000 for the same quarter in 2000. The decrease was the result of a decrease in interest earned on temporary investments. Interest and other income for the six months ended June 30, 2001 decreased 86% to $93,000 from $674,000 for the same period in 2000. The decrease was the result of no property dispositions in the first half of 2001 versus total gain on the sale of properties of $311,000 in the same period of 2000, as well as a decrease in interest earned on temporary investments.

Depreciation and amortization for the three months ended June 30, 2001 increased 18% to $5.1 million from $4.3 million for the same quarter in 2000. Depreciation and amortization for the six months ended June 30, 2001 increased 17% to $10.2 million from $8.7 million for the same period in 2000. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and administrative expenses for the three months ended June 30, 2001 increased 4% to $1.73 million from $1.66 million for the same quarter in 2000. General and administrative expenses for the six months ended June 30, 2001 increased 4% to $3.4 million from $3.3 million for the same period in 2000. The increase in general and administrative expenses was primarily due to: (1) an increase in payroll and related expenses attributable to the issuance of additional stock based compensation awarded to employees; (2) an increase in state income taxes due to the growth in our real estate portfolio during 1999 and 2000; and (3) additional costs associated with our marketing and investor relations program. The increase was partially offset by a $150,000 write-down of our investment in BBCN, a start-up, on-line procurement company for the automotive retail industry, during the second quarter of 2000. During 2000, we wrote off our investment in BBCN as they ceased operations due to their inability to secure the necessary capital to fund their business.

Interest expense for the three months ended June 30, 2001 increased 12% to $11.6 million from $10.4 million for the same quarter in 2000. Interest expense for the six months ended June 30, 2001 increased 14% to $23.5 million from $20.6 million for the same period in 2000. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities), which was obtained to finance the acquisition of properties. Debt outstanding as of June 30, 2001 was approximately $626.8 million (consisting of approximately $564.7 million of mortgage debt and approximately $62.1 million of borrowings under our credit facilities) compared to approximately $518.1 million (consisting of approximately $508.6 million of mortgage debt and approximately $9.5 million of borrowings under our credit facilities) as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.7 million and $5.5 million at June 30, 2001 and June 30, 2000, respectively. The changes in cash and cash equivalents during the six months ended June 30, 2001 and

2000 were attributable to operating, investing and financing activities, as described below.

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2001 and June 30, 2000 was $21.6 million and $23.6 million, respectively, and represents, in both years, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2001 and June 30, 2000 was $50.3 million and $15.9 million, respectively, and primarily reflects the acquisition of dealership properties and facility improvements and expansions, net of sales, during those periods.

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2001 was $24.1 million and cash used in financing activities for the six months ended June 30, 2000 was $14.2 million.

Cash provided by financing activities for the six months ended June 30, 2001 primarily reflects:

•	$91.3 million of proceeds received from borrowings on our short-term credit facilities;

•	$661,000 of proceeds received from long-term mortgage debt closed during the period; and

•	$6.2 million of proceeds received from the issuance of common shares through our Dividend Reinvestment and Share Purchase Plan, net of fees.

      The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our short-term credit facilities totaling $43.4 million;

•	payments of principal on outstanding long-term mortgage debt totaling $7.5 million;

•	distributions made to shareholders and limited partners during the period totaling $23.1 million; and

•	the repurchase of common shares totaling $142,000.

Cash used in financing activities for the six months ended June 30, 2000 primarily reflects:

•	the repayment of borrowings on our short-term credit facilities totaling $4.7 million;

•	payments of principal on outstanding long-term mortgage debt totaling $5.3 million;

•	distributions made to shareholders and limited partners during the period totaling $21.4 million; and

•	the repurchase of common shares totaling $9.9 million.

      The cash used in financing activities was partially offset by:

•	$14.2 million of proceeds received from borrowings on our short-term credit facilities;

•	$12.4 million of proceeds received from long-term mortgage debt closed during the period; and

•	$472,000 of proceeds received from the issuance of common shares through our Dividend Reinvestment and Share Purchase Plan and through the exercise of share options by former employees, net of fees.

Mortgage Indebtedness and Credit Facilities
As of June 30, 2001, we had total debt outstanding of $626.8 million. Of this debt, approximately $564.7 million (consisting of $476.3 million of fixed rate and $88.4 million of variable rate debt) was mortgage debt secured by approximately 210 of our properties. In addition, we had $62.1 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of June 30, 2001 and December 31, 2000 (dollars in thousands):

		Principal Balance	Principal Balance	Effective
	Original Debt	as of June 30,	as of December 31,	Interest	Term/Amortization
Description of Debt	Issued	2001	2000	Rate*	Schedule

7.59% fixed rate debt due 12/1/08	$38,050	$36,502	$37,103	7.99%	10 yr/17 yr

7.635% fixed rate debt due 10/1/14	111,950	101,646	103,749	7.93%	15 yr/15 yr

8.05% fixed rate debt due 10/1/14	85,000	79,964	81,560	8.33%	15 yr/15 yr

7.54% fixed rate debt due 7/6/11	100,000	96,915	98,093	7.71%	12 yr/25 yr

8.03% fixed rate debt due 9/29/11	150,000	150,000	150,000	8.08%	12 yr/25 yr(4)

7.50% fixed rate debt due 1/20/03	12,000	11,264	11,421	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$497,000	$476,291	$481,926	8.00%

Various variable rate debt (1)	90,762	88,416	89,593	7.12%	10 to 12 yr/25 to 30 yr, level principal

TOTAL MORTGAGE DEBT	$587,762	$564,707	$571,519	7.86%

$50 million revolving partially secured facility (2)		26,500	14,198	6.95%	3 yr

$100 million revolving secured facility (3)		35,640	2	6.94%	1 yr

TOTAL CREDIT FACILITIES		$62,140	$14,200	6.94%

TOTAL DEBT OUTSTANDING		$626,847	$585,719	7.81%

*	Includes deferred loan fees amortized over the life of the loans.

(1)	These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments.

(2)	This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(3)	This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.

(4)	Payments are interest only until January 2002.

As of June 30, 2001, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and holders of Units (“Unitholders”), and amounts required for additional property acquisitions and facility improvements and expansions. We expect to meet these requirements (other than amounts required for additional property acquisitions and facility improvements and expansions) through cash provided by operating and financing activities. We anticipate that any additional acquisition of properties or facility improvements and expansions during the next 12 months will be funded with amounts available under our existing credit facilities, existing long-term debt commitments, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units. Acquisitions of property and facility improvements and expansions will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

As of June 30, 2001, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties and facility improvements and expansions. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Our liquidity requirements with respect to future acquisitions of properties and facility improvements and expansions may be reduced to the extent that we use Units as consideration for such purchases.

During the second quarter of 2001, we received a commitment for $150.0 million of long-term secured financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt agreements, and each funding is subject to customary conditions precedent and lender’s satisfaction with the loan documentation. We anticipate drawing upon this commitment beginning in the third quarter of 2001 and expect to use the proceeds from the commitment to fund a portion of the purchase price of the Pending Acquisition as described in the Recent Events section herein, as well as future acquisitions, and to repay amounts outstanding under our short-term credit facilities.

On August 8, 2001, we sold 3,852,500 common shares (which includes the full exercise of the underwriters’ over-allotment option to purchase 502,500 common shares) in an underwritten public offering at a price to the public of $17.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.8 million. After the offering, $134.5 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and will use them to fund a portion of the purchase price of the Pending Acquisition as described in the Recent Events section herein. Pending their application, we will use the net proceeds to temporarily reduce amounts outstanding under our short-term credit facilities and invest the net proceeds in short-term, income-producing investments.

We offer our tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a fixed spread over an applicable index, generally LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change the CPI. The tenant has the ability to fix the base rent during the initial lease term. The fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. Such leases generally are or will be financed with long-term, variable rate debt thereby fixing our investment spread. As of June 30, 2001, approximately $94.4 million of our total real estate investments were leased by tenants utilizing our variable rate lease program.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of June 30, 2001, our debt was approximately 56.5% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we generally match the term of our long-term leases with that of our debt as well as the type of leases with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” Our previous intent was to substantially match-fund at least 85% of our total outstanding debt with long-term leases. Due to the current divergence between interest rates for fixed and floating rate debt, we have elected to reduce our match-funding guideline to at least 70%. This reduction provides us with additional flexibility. We may further change the guideline at any time without shareholder approval. As of June 30, 2001, approximately 83% of our debt outstanding was substantially match-funded and non-recourse to us. As of June 30, 2001, our long-term debt had a weighted average remaining term of 10.9 years, and our leases had a weighted average remaining lease term of 11.4 years.

In light of our current balance sheet position, we believe that we are able to obtain additional financing for our short-term and long-term capital needs without exceeding our debt to asset ratio policy. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Common Share Repurchase Program
During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of our management. During the three months ended June 30, 2001, we did not repurchase any common shares. During the six months ended June 30, 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. From the inception of the share repurchase program through June 30, 2001, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

Dividend Reinvestment and Share Purchase Plan
During April 2000, the Company implemented a Dividend Reinvestment and Share Purchase Plan, which was subsequently amended in March 2001 (the “DRIP”). Under the DRIP, current shareholders and Unitholders are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

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

For the three months ended June 30, 2001, we issued approximately 8,000 common shares under the DRIP and received approximately $126,000 in net proceeds. For the six months ended June 30, 2001, we issued approximately 451,000 common shares under the DRIP and received approximately $6.3 million in net proceeds.

FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures.

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

FFO for the three months and six months ended June 30, 2001 and June 30, 2000 is computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income before Minority Interest	$9,954	$8,878	$19,386	$17,830

Real Estate Depreciation and Amortization	5,104	4,318	10,120	8,605

Gain on Sale of Assets	—	(17)	—	(311)

Funds From Operations	$15,058	$13,179	$29,506	$26,124

Weighted Average Number of Common Shares and Units Used to Compute Basic FFO per Share	30,135	29,043	30,042	29,217

Weighted Average Number of Common Shares and Units Used to Compute Fully Diluted FFO per Share	31,019	29,253	30,673	29,361

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

Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

During the six months ended June 30, 2001, our fixed rate debt decreased from $481.9 million at December 31, 2000 to $476.3 million as of June 30, 2001. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at June 30, 2001 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $27.5 million.

During the six months ended June 30, 2001, our variable rate debt increased from $103.8 million as of December 31, 2000 to $150.6 million as of June 30, 2001. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program increased from $78.8 million as of December 31, 2000 to $94.4 million as of June 30, 2001. Interest rate fluctuations may affect our annual interest expense on our variable rate debt as well as our annual rental income on our variable rate leases. Because the interest rates on our short-term and long-term variable rate debt and the base rents on our variable rate leases are based on a spread over an applicable index, the increase or decrease in interest expense as a result of a one percentage point increase or decrease in the interest rate on our variable rate debt would be substantially offset by the increase or decrease in the rental income from our variable rate leases as a result of the increase or decrease in the index used to calculate the base rent. Therefore, we exclude the $94.4 million from our total variable rate debt of $150.6 million in calculating the effect of a change in interest rates on our variable rate debt. A change in interest rates would, however, affect the interest due on our remaining $56.2 million of variable rate debt. If interest rates on this portion of our variable rate debt had been one percentage point higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $562,000, based on balances at June 30, 2001.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

On May 3, 2001, the Operating Partnership issued 25,300 Units to James D. Plummer, as partial consideration for the acquisition of a parcel of real property and improvements located thereon in Medford, Oregon. The Units will be eligible for redemption beginning on July 31, 2002 for cash by the Operating Partnership, or at the option of the Company, common shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On June 1, 2001, the Operating Partnership issued 18,634 Units to the Spizzirri Family Trust, established under that Declaration of Trust dated as of November 11, 1997, Marc J. Spizzirri and Candee C. Spizzirri, Trustees, as partial consideration for the acquisition of a parcel of real property and improvements located thereon in Rancho Santa Margarita, California. The Units will be eligible for redemption beginning on July 31, 2002 for cash by the Operating Partnership, or at the option of the Company, common shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

The annual meeting of shareholders of Capital Automotive REIT (the “Meeting”) was held on May 10, 2001. The matters voted upon at the meeting were: (1) Election of Trustees and (2) Ratification of the appointment of Arthur Andersen LLP as Independent Public Accountants for 2001. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management’s solicitations. All of management’s nominees for trust managers were elected. The following table sets forth the results of these votes:

Proposal	Results

(1) A proposal to elect ten Board of Trustee members:

Thomas D. Eckert	For:	18,594,442

	Withheld:	607,458

Craig L. Fuller	For:	19,010,760

	Withheld:	191,140

David Gladstone	For:	19,010,760

	Withheld:	191,140

William E. Hoglund	For:	19,009,960

	Withheld:	191,940

R. Michael McCullough	For:	19,010,760

	Withheld:	191,140

Lee P. Munder	For:	19,011,160

	Withheld:	190,740

John J. Pohanka	For:	19,010,000

	Withheld:	191,900

John E. Reilly	For:	19,009,100

	Withheld:	192,800

Robert M. Rosenthal	For:	19,009,370

	Withheld:	192,530

Vincent A. Sheehy	For:	19,011,160

	Withheld:	190,740

(2) Ratification of the Appointment of Arthur Andersen LLP as Independent Public Accountants:

	For:	19,164,470

	Against:	34,610

	Abstain:	2,819

	Broker No Vote:	1

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Not applicable.

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL AUTOMOTIVE REIT (Registrant)

BY: /s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer (principal executive officer)

BY: /s/ David S. Kay David S. Kay Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: August 10, 2001