Form 10-Q
period 2001-09-30
CAPITAL AUTOMOTIVE REIT
filed 2001-11-13
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

(   )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___________ to ___________.

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

Yes  X        No

Number of common shares of beneficial interest outstanding as of October 31, 2001 was 26,003,523.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets – September 30, 2001 (unaudited) and
December 31, 2000.	3

Consolidated Statements of Operations (unaudited) – three months and
nine months ended September 30, 2001 and September 30, 2000.	4

Consolidated Statements of Cash Flows (unaudited) – nine months
ended September 30, 2001 and September 30, 2000.	5

Notes to Consolidated Financial Statements (unaudited)	6 – 13

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14 – 23

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23 – 24

Part II – Other Information

Item 1 – Legal Proceedings	25

Item 2 – Changes in Securities	25

Item 3 – Defaults Upon Senior Securities	25

Item 4 – Submission of Matters to Vote to Security Holders	25

Item 5 – Other Information	25

Item 6 – Exhibits and Reports on Form 8-K	25 – 26

Signatures	27

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Real estate:
Land	$501,964	$446,418
Buildings and improvements	700,478	591,452
Accumulated depreciation	(54,007)	(38,644)

	1,148,435	999,226
Cash and cash equivalents	1,540	6,298
Other assets, net	17,537	16,065

Total Assets	$1,167,512	$1,021,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$645,090	$571,519
Borrowings under credit facilities	21,708	14,200
Accounts payable and accrued expenses	13,513	24,254
Security deposits payable	6,931	5,855

Total Liabilities	687,242	615,828

Minority Interest	113,696	115,728
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 25,985,108 shares issued and outstanding at September 30, 2001 and 21,185,240 shares issued and outstanding at December 31, 2000	260	212
Additional paid-in-capital	381,103	307,715
Distributions in excess of accumulated earnings	(14,789)	(17,894)

Total Shareholders’ Equity	366,574	290,033

Total Liabilities and Shareholders’ Equity	$1,167,512	$1,021,589

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenue:
Rental	$30,155	$25,612	$86,543	$75,378
Interest and other	182	156	275	830

Total revenue	30,337	25,768	86,818	76,208

Expenses:
Depreciation and amortization	5,476	4,421	15,631	13,075
General and administrative	1,790	1,646	5,235	4,970
Interest	12,015	10,595	35,510	31,227

Total expenses	19,281	16,662	56,376	49,272

Net income before minority interest and extraordinary item	11,056	9,106	30,442	26,936
Minority interest	(2,763)	(2,619)	(8,212)	(7,711)

Net income before extraordinary item	8,293	6,487	22,230	19,225
Extraordinary item — Significant modification of debt	(526)	—	(526)	—

Net income	$7,767	$6,487	$21,704	$19,225

Shares of common stock outstanding used to compute basic earnings per share	24,305	20,811	22,493	20,867

Basic earnings per share before extraordinary item	$0.34	$0.31	$0.99	$0.92
Basic earnings per share	$0.32	$0.31	$0.96	$0.92
Shares of common stock outstanding used to compute diluted earnings per share	25,635	21,096	23,360	21,061

Diluted earnings per share before extraordinary item	$0.33	$0.31	$0.96	$0.91
Diluted earnings per share	$0.31	$0.31	$0.94	$0.91

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net income	$21,704	$19,225
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item	526	—
Depreciation and amortization	16,537	13,826
Income applicable to minority interest	8,212	7,711
Increase in other assets	(3,185)	(1,119)
Increase (decrease) in accounts payable and accrued expenses	1,299	(2,497)
Increase in security deposits payable	1,076	393

Net cash provided by operating activities	46,169	37,539

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(26)	(25)
Real estate acquisitions	(170,907)	(48,698)
Proceeds from the dispositions of real estate	7,411	4,811

Net cash used in investing activities	(163,522)	(43,912)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	121,238	44,500
Proceeds from mortgage debt	83,261	13,962
Repayment of borrowings under credit facilities	(113,730)	(11,700)
Mortgage principal payments	(9,690)	(7,932)
Payment of cash dividend	(26,599)	(23,182)
Distributions to minority partners	(9,680)	(9,133)
Repurchase of common shares	(142)	(9,863)
Proceeds from follow-on offering, net of costs	61,264	—
Issuance of other common shares, net of costs	6,673	1,984

Net cash provided by (used in) financing activities	112,595	(1,364)

Net decrease in cash and cash equivalents	(4,758)	(7,737)
Cash and cash equivalents at beginning of period	6,298	11,886

Cash and cash equivalents at end of period	$1,540	$4,149

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$1,212	$1,897

Interest paid during the period	$33,737	$35,526

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the “Company”) is a Maryland real estate investment trust formed in October 1997. The Company owns interests in real estate through Capital Automotive L.P. (the “Operating Partnership”) and its subsidiaries. The Company is the sole general partner of the Operating Partnership, and as of September 30, 2001 owned approximately 76.3% of the units of limited partnership interest in the Operating Partnership (“Units”). References to “we,” “us” and “our” refer to the Company or, if the context otherwise requires, the Operating Partnership and our business and operations conducted through the Operating Partnership and/or directly or indirectly owned subsidiaries.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and include the accounts of the Company, its wholly owned subsidiaries, and other entities where the Company has a majority ownership, all of which it controls. The equity interests of other investors are reflected as minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Real Estate and Depreciation

Real estate assets are recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 40 years for the buildings and improvements.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid instruments purchased with original maturities of three months or less.

Deferred Loan Costs

Certain costs incurred in connection with obtaining our credit facilities and issuance of mortgage notes are capitalized and generally amortized over the terms of the respective credit facilities or notes on a straight-line basis (which approximates the effective interest method).

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

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases that typically require the tenants to pay substantially all operating expenses of a property, including, but not limited to, real estate taxes, assessments and other government charges, insurance, utilities, repairs, maintenance and other expenses. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed per the lease agreement. However, under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, generally LIBOR. As of September 30, 2001, $288.0 million of our $1.2 billion real estate portfolio, or 24%, was subject to variable rate leases. Of the total variable rate leases, the majority of the lease agreements contain minimum cap rates and fixed rate conversion features.

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

3.     ACQUISITIONS

During the three months ended September 30, 2001, we completed a total of approximately $120.5 million of acquisitions in nine separate transactions. These acquisitions included 11 dealership properties, one of which is operated by an existing tenant, and facility improvements and construction fundings with existing tenants. We funded the acquisitions with net proceeds from our underwritten public equity offering that closed during the third quarter, the issuance of long-term debt drawn under a $150 million commitment from Toyota Financial Services and funds drawn down on our short-term credit facilities. These acquisitions added approximately 538,000 square feet of buildings and improvements on approximately 127 acres of land in 11 states (Alabama, California, Florida, Georgia, Maryland, New Jersey, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms ranging from 15 to 20 years, with a weighted average initial lease term of 15.2 years. The leases have renewal options exercisable at the option of the tenant ranging from a total of 20 to 30 years.

•	Included in the third quarter acquisitions were nine automotive retail properties totaling approximately $102.4 million from CarMax (NYSE: KMX), a division of Circuit City Stores, Inc. (NYSE: CC) (the “CarMax acquisition”). This acquisition added approximately 413,000 square feet of buildings and improvements on approximately 116 acres of land in seven states (California, Florida, Maryland, South Carolina, Tennessee, Texas and Virginia). Eight used-car superstores and five new-car franchises are operated on these nine properties including Toyota, Mitsubishi and Nissan. These properties have initial lease terms of 15 years and multiple renewal options.

As of September 30, 2001, we had invested approximately $1.2 billion in 260 properties located in 27 states, comprising approximately 1,767 acres of land and containing approximately 9.7 million square feet of buildings and improvements. Our tenants operate 364 motor vehicle franchises on our properties, representing 37 brands of motor vehicles. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.8 years, and generally have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).

4.     MORTGAGE LOANS AND CREDIT FACILITIES

As of September 30, 2001, we had total debt outstanding of $666.8 million. Of this debt, approximately $645.1 million (consisting of $324.1 million of fixed rate and $321.0 million of variable rate debt) was mortgage debt secured by approximately 220 of our properties. In addition, we had $21.7 million outstanding on our credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2001 and December 31, 2000 (dollars in thousands):

		Principal	Principal
		Balance as of	Balance as of	Effective	Term/
	Original	September 30,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2001	2000	Rate*	Schedule

7.59% fixed rate debt due 12/1/08	$38,050	$36,201	$37,103	8.00%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14	111,950	100,585	103,749	7.93%	15 yr/15 yr
8.05% fixed rate debt due 10/1/14	85,000	79,159	81,560	8.33%	15 yr/15 yr
7.54% fixed rate debt due 7/6/11	100,000	96,915	98,093	7.71%	12 yr/25 yr
8.03% fixed rate debt due 9/29/11 (1)	150,000	—	150,000
7.50% fixed rate debt due 1/20/03	12,000	11,214	11,421	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$497,000	$324,074	$481,926	7.96%

Variable rate debt due 9/29/11 (1)	$150,000	$150,000	—	7.31%	12 yr/25 yr, level payments
Variable rate debt due 8/10/13 (2)	82,600	82,600	—	4.72%	12 yr/30 yr, level principal
Various variable rate debt (3)	90,554	88,416	89,593	5.93%	10 to 12 yr/25 to 30 yr, level principal

Total Mortgage Variable Rate Debt	$323,154	$321,016	$89,593	6.57%

TOTAL MORTGAGE DEBT		$645,090	$571,519	7.08%

$50 million revolving partially secured facility (4)		13,900	14,198	5.66%	3 yr
$100 million revolving secured facility (5)		7,808	2	6.29%	1 yr

TOTAL CREDIT FACILITIES		$21,708	$14,200	6.08%

TOTAL DEBT OUTSTANDING		$666,798	$585,719	7.27%

*	For the quarter ended September 30, 2001. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. The new terms require monthly payments (including interest and principal) which bear interest equal to the 30-day LIBOR rate plus 227 basis points. Effective interest rate for the quarter is a blended rate of both the fixed and variable rates. See Extraordinary Item – Significant Modification of Debt section herein.

(2)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. At the end of the third quarter, the Company entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002.

(3)	These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments.

(4)	This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(5)	This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.

As of September 30, 2001, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of September 30, 2001 are as follows (in thousands):

For the Year Ended December 31,
2001	$5,217
2002	20,451
2003	31,955
2004	22,251
2005	23,577
Thereafter	541,639

Total	$645,090

Interest Rate Swap

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

During the third quarter of 2001, we borrowed $82.6 million of long-term debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. At the end of the third quarter, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002. Fixing the rate of this debt with an interest rate swap falls within our strategy of minimizing interest rate risk by match-funding our leases with debt in order to lock in our investment spread over the lease term. The swap was designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap and the underlying terms of the debt, we determined that the derivative instrument is highly effective. Consequently, the unrealized gain or loss upon measuring the swap at its fair value will be recorded as a component of other comprehensive income within Stockholder’s Equity, and either a derivative instrument asset or liability.

Extraordinary Item – Significant Modification of Debt

As noted in footnote (1) of the debt table herein, the interest rate on $150 million of debt was converted from fixed rate to variable rate during the third quarter. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, we wrote-off the remaining deferred loan fees relating to the debt and classified the write-off as an extraordinary item on the statement of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share.

5.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We do not expect the adoption of either SFAS No. 141 or SFAS No. 142 to have a significant impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We do not expect the adoption of SFAS No. 144 to have a significant impact on our financial condition or results of operations.

6.     MINORITY INTEREST

Minority interest represents the Units of the Operating Partnership owned by limited partners (other than the Company) of the Operating Partnership. Minority interest is calculated at approximately 23.7% of the Operating Partnership’s partners’ capital as of September 30, 2001 and approximately 25.0% of the Operating Partnership’s partners’ net income for the three months ended September 30, 2001 and 27.0% for the nine months ended September 30, 2001. The ownership of the Operating Partnership as of September 30, 2001 is as follows (Units in thousands):

	Units	Percent

Partners’ capital:
Limited Partners	8,059.5	23.7%
The Company	25,985.1	76.3%

Total	34,044.6	100.0%

7.     EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income, adjusted to reflect the change in the Company’s share of income based on an ownership calculation that includes weighted average common share equivalents, divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, restricted phantom shares, options and warrants. A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 is as follows (in thousands, except per share data):

	2001			2000

		Weighted	Earnings		Weighted	Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Three Months Ended September 30:
Before Extraordinary Item:
Earnings per share – basic	$8,293	24,305	$0.34	$6,487	20,811	$0.31
Adjustments (1)	108	1,330	0.01	—	285	—

Earnings per share — diluted	$8,401	25,635	$0.33	$6,487	21,096	$0.31

After Extraordinary Item:
Earnings per share – basic	$7,767	24,305	$0.32	$6,487	20,811	$0.31
Adjustments (1)	108	1,330	0.01	—	285	—

Earnings per share — diluted	$7,875	25,635	$0.31	$6,487	21,096	$0.31
Nine Months Ended September 30:

Before Extraordinary Item:
Earnings per share – basic	$22,230	22,493	$0.99	$19,225	20,867	$0.92
Adjustments (1)	220	867	0.03	—	194	0.01

Earnings per share — diluted	$22,450	23,360	$0.96	$19,255	21,061	$0.91

After Extraordinary Item:
Earnings per share – basic	$21,704	22,493	$0.96	$19,225	20,867	$0.92
Adjustments (1)	220	867	0.02	—	194	0.01

Earnings per share — diluted	$21,924	23,360	$0.94	$19,225	21,061	$0.91

(1)	Adjustment to net income reflects the change in the Company’s share of income based on an ownership calculation including weighted average common share equivalents. The adjustment to weighted average shares reflects the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method.

8.     401(K) PLAN

During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the “401(k) Plan”). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. Management may make matching or discretionary contributions to the 401(k) Plan. These contributions will vest ratably over five years from each employee’s date of service. During December 2000, we approved a 20% match of the participant’s elected deferral contribution during 2001 (subject to maximum limits).

9.     FOLLOW-ON EQUITY OFFERING

On August 8, 2001, we sold 3,852,500 common shares (which includes the full exercise of the underwriters’ over-allotment option to purchase 502,500 common shares) in an underwritten public offering at a price to the public of $17.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.3 million. After the offering, $134.5 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and the Operating Partnership used the proceeds to fund a portion of the purchase price of the CarMax acquisition as described in Note 3.

10.     SUBSEQUENT EVENTS

Declaration of Dividend

On October 16, 2001, our Board of Trustees declared a cash dividend of $0.3880 per share, which will be paid on November 20, 2001 to shareholders of record as of November 9, 2001.

CAPITAL AUTOMOTIVE REIT
ITEM II — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, documents that we subsequently file with the Securities and Exchange Commission (the “SEC”) will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company’s Form 8-K/A filed on January 19, 2001. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings on terms which are acceptable to us and the ability to meet existing financial covenants;

•	risks that acquisitions may not be consummated;

•	risks that our tenants will not pay rent or that our operating costs will be higher than expected;

•	risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, inventory, marketing or other practices;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on buying properties from dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations. As of September 30, 2001, we had invested approximately $1.2 billion in 260 properties located in 27 states, comprising approximately 1,767 acres of land and containing approximately 9.7 million square feet of buildings and improvements. Our tenants operate 364 motor vehicle franchises on our properties, representing 37 brands of motor vehicles.

Substantially all of our properties are leased pursuant to long-term, triple-net leases that typically require the tenants to pay substantially all operating expenses of a property, including, but not limited to, real estate taxes, assessments and other government charges, insurance, utilities, repairs, maintenance and other expenses. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.8 years, and generally have options to renew under the same terms and conditions for one or more additional periods of five to 10 years exercisable at the option of the tenant (ranging from a total of five to 40 years).

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. For tax purposes, we depreciate buildings on our properties over a 40-year period and site improvements on our properties over a 15-year period. We depreciate both buildings and improvements over a 20-year to 40-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

THIRD QUARTER ACQUISITIONS

During the three months ended September 30, 2001, we completed a total of approximately $120.5 million of acquisitions in nine separate transactions. These acquisitions included 11 dealership properties, one of which is operated by an existing tenant, and facility improvements and construction fundings with existing tenants. We funded the acquisitions with net proceeds from our underwritten public equity offering that closed during the third quarter, the issuance of long-term debt drawn under a $150 million commitment from Toyota Financial Services and funds drawn down on our short-term credit facilities. These acquisitions added approximately 538,000 square feet of buildings and improvements on approximately 127 acres of land in 11 states (Alabama, California, Florida, Georgia, Maryland, New Jersey, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms ranging from 15 to 20 years, with a weighted average initial lease term of 15.2 years. The leases have renewal options exercisable at the option of the tenant ranging from a total of 20 to 30 years.

Included in the third quarter acquisitions were nine automotive retail properties totaling approximately $102.4 million from CarMax (NYSE: KMX), a division of Circuit City Stores, Inc. (NYSE: CC) (the “CarMax acquisition”). This acquisition added approximately 413,000 square feet of buildings and improvements on approximately 116 acres of land in seven states (California, Florida, Maryland, South Carolina, Tennessee, Texas and Virginia). Eight used-car superstores and five new-car franchises are operated on these nine properties including Toyota, Mitsubishi and Nissan. These properties have initial lease terms of 15 years and multiple renewal options.

RESULTS OF OPERATIONS

Rental revenue for the three months ended September 30, 2001 increased 18% to $30.2 million from $25.6 million for the same quarter in 2000. Rental revenue for the nine months ended September 30, 2001 increased 15% to $86.5 million from $75.4 million for the same period in 2000. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 260 properties as of September 30, 2001 versus 239 properties as of September 30, 2000. In addition, included in rental revenue for the three months and nine months ended September 30, 2001 were straight-lined rents totaling $810,000 and $2.4 million, respectively, as compared to straight-lined rents of $588,000 and $1.6 million, respectively, for the three months and nine months ended September 30, 2000.

The increase in rental revenues was partially offset by a decrease in interest rates on our variable rate leases. As of September 30, 2001, $288.0 million of our $1.2 billion real estate portfolio, or 24%, was subject to variable rate leases. We had a corresponding decrease in interest rates on our variable rate debt resulting in reduced interest expense, which is more fully described below. During the third quarter, we converted the leases relating to $185.3 million of property leased to our largest tenant from fixed rate to variable rate. Under the variable rate leases, rent changes monthly based on a spread to LIBOR with a minimum cap rate. The tenant has the ability to fix the cap rate during the initial term of the lease, at a rate no less than the fixed cap rate under the original lease. Other terms of the leases, including lease escalators, remain the same. We also converted the interest rate on the underlying debt that is primarily secured by the properties subject to these leases from fixed rate to variable rate as discussed below.

Interest and other income for the three months ended September 30, 2001 increased 17% to $182,000 from $156,000 for the same quarter in 2000. The increase was the result of a gain on the sale of properties totaling $125,000 for the three months ended September 30, 2001 versus no property dispositions for the same quarter last year. The increase was partially offset by a decrease in interest earned on temporary investments. Interest and other income for the nine months ended September 30, 2001 decreased 67% to $275,000 from $830,000 for the same period in 2000. The decrease was the result of a $186,000 reduction in the total gain on the sale of properties during the nine months ended September 30, 2001 versus the same period of 2000, as well as a decrease in interest earned on temporary investments.

Depreciation and amortization for the three months ended September 30, 2001 increased 24% to $5.5 million from $4.4 million for the same quarter in 2000. Depreciation and amortization for the nine months ended September 30, 2001 increased 20% to $15.6 million from $13.1 million for the same period in 2000. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and administrative expenses for the three months ended September 30, 2001 increased $144,000, or 9%, to $1.8 million from $1.6 million for the same quarter in 2000. General and administrative expenses for the nine months ended September 30, 2001 increased 5% to $5.2 million from $5.0 million for the same period in 2000. The increase in general and administrative expenses was primarily due to: (1) an increase in payroll and related expenses primarily attributable to the issuance of additional stock based compensation awarded to employees and an increase in the number of employees; (2) an increase in state income taxes due to the growth in our real estate portfolio during 1999 and 2000; and (3) additional costs associated with our marketing and investor relations program. The increase was partially offset by a decrease in professional services and a write-down of our investment in BBCN during the third quarter of 2000. During 2000, we wrote off our $300,000 investment in BBCN, a start-up, on-line procurement solution company for the automotive retail industry, of which $150,000 was written off in the third quarter. We wrote off our investment in BBCN because they ceased operations due to their inability to secure the necessary capital to fund their business.

Interest expense for the three months ended September 30, 2001 increased 13% to $12.0 million from $10.6 million for the same quarter in 2000. Interest expense for the nine months ended September 30, 2001 increased 14% to $35.5 million from $31.2 million for the same period in 2000. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities), which was obtained to finance the acquisition of properties. As discussed above, the increase was partially offset by a decrease in interest rates on our variable rate debt, which totaled $321.0 million as of September 30, 2001. The effective rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 8.08% for the third quarter of 2000 to 7.27% for the third quarter of 2001. Debt outstanding as of September 30, 2001 was approximately $666.8 million (consisting of approximately $645.1 million of mortgage debt and approximately $21.7 million of borrowings under our credit facilities) compared to approximately $540.3 million (consisting of approximately $507.5 million of mortgage debt and approximately $32.8 million of borrowings under our credit facilities) as of September 30, 2000.

During the third quarter, the Company amended $150.0 million of fixed rate debt due September 29, 2011 to variable rate debt. The debt was converted in conjunction with the Company’s conversion of leases relating to $185.3 million of property from fixed rate to variable rate as discussed above. The new terms require monthly payments (including interest and principal) which bear interest at the 30-day LIBOR rate plus 227 basis points versus a fixed rate of 8.03%. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, we wrote-off the remaining deferred loan fees relating to the debt and classified the write-off as an extraordinary item on the statement of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.5 million and $4.1 million at September 30, 2001 and September 30, 2000, respectively. The changes in cash and cash equivalents during the nine months ended September 30, 2001 and 2000 were attributable to operating, investing and financing activities, as described below.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2001 and September 30, 2000 was $46.2 million and $37.5 million, respectively, and represents, in both years, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2001 and September 30, 2000 was $163.5 million and $43.9 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvement and expansion fundings and construction financings, net of sales, during those periods.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2001 was $112.6 million and cash used in financing activities for the nine months ended September 30, 2000 was $1.4 million.

Cash provided by financing activities for the nine months ended September 30, 2001 primarily reflects:

•	$121.2 million of proceeds received from borrowings on our short-term credit facilities;

•	$83.3 million of proceeds received from long-term mortgage debt closed during the period;

•	$61.3 million of proceeds received from our follow-on offering, net of costs; and

•	$6.7 million of proceeds received from the issuance of other common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our short-term credit facilities totaling $113.7 million;

•	payments of principal on outstanding long-term mortgage debt totaling $9.7 million;

•	distributions made to shareholders and minority partners during the period totaling $36.3 million; and

•	the repurchase of common shares totaling $142,000.

Cash used in financing activities for the nine months ended September 30, 2000 primarily reflects:

•	the repayment of borrowings on our short-term credit facilities totaling $11.7 million;

•	payments of principal on outstanding long-term mortgage debt totaling $7.9 million;

•	distributions made to shareholders and minority partners during the period totaling $32.3 million; and

•	the repurchase of common shares totaling $9.9 million.

     The cash used in financing activities was partially offset by:

•	$44.5 million of proceeds received from borrowings on our short-term credit facilities;

•	$14.0 million of proceeds received from long-term mortgage debt closed during the period; and

•	$2.0 million of proceeds received from the issuance of other common shares, net of costs.

Mortgage Indebtedness and Credit Facilities

As of September 30, 2001, we had total debt outstanding of $666.8 million. Of this debt, approximately $645.1 million (consisting of $324.1 million of fixed rate and $321.0 million of variable rate debt) was mortgage debt secured by approximately 220 of our properties. In addition, we had $21.7 million outstanding on our credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2001 and December 31, 2000 (dollars in thousands):

		Principal	Principal
		Balance as of	Balance as of	Effective	Term/
	Original	September 30,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2001	2000	Rate*	Schedule

7.59% fixed rate debt due 12/1/08	$38,050	$36,201	$37,103	8.00%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14	111,950	100,585	103,749	7.93%	15 yr/15 yr
8.05% fixed rate debt due 10/1/14	85,000	79,159	81,560	8.33%	15 yr/15 yr
7.54% fixed rate debt due 7/6/11	100,000	96,915	98,093	7.71%	12 yr/25 yr
8.03% fixed rate debt due 9/29/11 (1)	150,000	—	150,000
7.50% fixed rate debt due 1/20/03	12,000	11,214	11,421	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$497,000	$324,074	$481,926	7.96%

Variable rate debt due 9/29/11 (1)	$150,000	$150,000	—	7.31%	12 yr/25 yr, level payments
Variable rate debt due 8/10/13 (2)	82,600	82,600	—	4.72%	12 yr/30 yr, level principal
Various variable rate debt (3)	90,554	88,416	89,593	5.93%	10 to 12 yr/25 to 30 yr, level principal

Total Mortgage Variable Rate Debt	$323,154	$321,016	$89,593	6.57%

TOTAL MORTGAGE DEBT		$645,090	$571,519	7.08%

$50 million revolving partially secured facility (4)		13,900	14,198	5.66%	3 yr
$100 million revolving secured facility (5)		7,808	2	6.29%	1 yr

TOTAL CREDIT FACILITIES		$21,708	$14,200	6.08%

TOTAL DEBT OUTSTANDING		$666,798	$585,719	7.27%

*	For the quarter ended September 30, 2001. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. The new terms require monthly payments (including interest and principal) which bear interest equal to the 30-day LIBOR rate plus 227 basis points. Effective interest rate for the quarter is a blended rate of both the fixed and variable rates.

(2)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. At the end of the third quarter, the Company entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002.

(3)	These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments.

(4)	This facility bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matures on March 3, 2002.

(5)	This facility bears interest equal to the 30-day LIBOR rate plus 225 basis points and requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2002, and is renewable annually.

As of September 30, 2001, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Interest Rate Swap

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

During the third quarter of 2001, we borrowed $82.6 million of long-term debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. At the end of the third quarter, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002. Fixing the rate of this debt with an interest rate swap falls within our strategy of minimizing interest rate risk by match-funding our leases with debt in order to lock in out investment spread over the lease term. The swap was designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap and the underlying terms of the debt, we determined that the derivative instrument is highly effective. Consequently, the unrealized gain or loss upon measuring the swap at its fair value will be recorded as a component of other comprehensive income within Stockholder’s Equity, and either a derivative instrument asset or liability.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and holders of Units (“Unitholders”), and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided by operating and financing activities. We anticipate that any additional acquisition of properties, facility improvement and expansion fundings or construction financings during the next 12 months will be funded with amounts available under our existing credit facilities, existing long-term debt commitments, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units. Acquisitions of property, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

As of September 30, 2001, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisition of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Our liquidity requirements with respect to future acquisitions of properties, facility improvement and expansion fundings and construction financings may be reduced to the extent that we use Units as consideration for such purchases.

During the second quarter of 2001, we received a commitment for $150.0 million of long-term secured financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month LIBOR rate. During the third quarter of 2001, we borrowed $82.6 million under this commitment to partially fund third quarter acquisitions and to repay amounts outstanding under our short-term credit facilities. As of September 30, 2001, we had $67.4 million available under this commitment.

On August 8, 2001, we sold 3,852,500 common shares (which includes the full exercise of the underwriters’ over-allotment option to purchase 502,500 common shares) in an underwritten public offering at a price to the public of $17.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.3 million. After the offering, $134.5 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and the Operating Partnership used the proceeds to fund a portion of the purchase price of the CarMax acquisition as described in the Third Quarter Acquisitions section herein.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of September 30, 2001, our debt was approximately 54.6% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we generally match the term of our long-term leases with that of our debt as well as the type of leases with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. As of September 30, 2001, approximately 87% of our debt outstanding (including the $82.6 million of variable rate debt that will become fixed rate debt effective July 1, 2002, under our interest rate swap) was substantially match-funded, non-recourse debt. We may change the 70% guideline at any time without shareholder approval. As of September 30, 2001, our long-term debt had a weighted average remaining term of 10.8 years, and our leases had a weighted average remaining lease term of 11.5 years.

We may offer our tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, generally LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the CPI. As of September 30, 2001, $288.0 million of our $1.2 billion real estate portfolio, or 24%, was subject to variable rate leases. Of the total variable rate leases, the majority of the lease agreements contain minimum cap rates and fixed rate conversion features. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. Such leases generally are or will be financed with long-term, variable rate debt thereby fixing our investment spread. As of September 30, 2001, $321.0 million of our total outstanding debt was variable rate debt. At the end of the third quarter, we entered into an agreement with a third party to swap $82.6 million of the variable rate debt to a 7.31% fixed rate, effective July 1, 2002.

In light of our current balance sheet position, we believe that we will be able to obtain additional financing for our short-term and long-term capital needs without exceeding our debt to asset ratio policy. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of our management. During the three months ended September 30, 2001, we did not repurchase any common shares. During the nine months ended September 30, 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. From the inception of the share repurchase program through September 30, 2001, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per share. In conjunction with the common share repurchases, the Operating Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill the requirements for the DRIP. For the three months ended September 30, 2001, we issued approximately 1,800 common shares under the DRIP and received approximately $30,000 in net proceeds. For the nine months ended September 30, 2001, we issued approximately 453,000 common shares under the DRIP and received approximately $6.3 million in net proceeds.

Offer to Purchase Warrants

On November 7, 2001, our Board of Trustees authorized the Company to make an offer to purchase approximately 2.7 million outstanding warrants to purchase common shares at a price of $3.25 per warrant share. The purchase price is based on the average closing price of our common shares on the Nasdaq National Market over the previous 15 trading days, prior to November 7, 2001, less a discount of approximately 5.2% of that average closing price and less the exercise price per warrant share of $15.00. Potential liquidity constraints and transaction costs were taken into consideration in determining the discount. The offer commenced on November 9, 2001 and is scheduled to expire on November 26, 2001. The Company estimates that the aggregate purchase price, assuming all warrants are tendered from the offer, will be approximately $8.9 million. The Company intends to fund this purchase and related expenses with cash on hand or debt.

FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest and extraordinary item (computed in accordance with generally accepted accounting principles)

excluding gains (or losses) from sales of property plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures.

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

FFO for the three months and nine months ended September 30, 2001 and September 30, 2000 is computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income before Minority Interest and Extraordinary Item	$11,056	$9,106	$30,442	$26,936
Real Estate Depreciation and Amortization	5,461	4,395	15,581	13,000
Gain on Sale of Assets	(125)	—	(125)	(311)

Funds From Operations	$16,392	$13,501	$45,898	$39,625

Weighted Average Number of Common Shares and Units Used to Compute Basic FFO per Share	32,433	29,166	30,847	29,200

Weighted Average Number of Common Shares and Units Used to Compute Fully Diluted FFO per Share	33,763	29,452	31,714	29,394

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

During the nine months ended September 30, 2001, our fixed rate debt decreased from $481.9 million at December 31, 2000 to $324.1 million as of September 30, 2001. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at September 30, 2001 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $17.4 million.

During the nine months ended September 30, 2001, our variable rate debt increased from $103.8 million as of December 31, 2000 to $342.7 million as of September 30, 2001. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program increased from $78.8 million as of December 31, 2000 to $288.0 million as of September 30, 2001. Interest rate fluctuations may affect our annual interest expense on our variable rate debt as well as our annual rental income on our variable rate leases. Because the interest rates on our short-term and long-term variable rate debt and the base rents on our variable rate leases are based on a spread over an applicable index, the increase or decrease in interest expense as a result of a one percentage point increase or decrease in the interest rate on our variable rate debt would be substantially offset by the increase or decrease in the rental income from our variable rate leases as a result of the increase or decrease in the index used to calculate the base rent. Therefore, we exclude the $288.0 million from our total variable rate debt of $342.7 million in calculating the effect of a change in interest rates on our variable rate debt. A change in interest rates would, however, affect the interest due on our remaining $54.7 million of variable rate debt. If interest rates on this portion of our variable rate debt had been one percentage point higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $547,000, based on balances at September 30, 2001.

CAPITAL AUTOMOTIVE REIT
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

On August 8, 2001, we sold 3,852,500 common shares (which includes the full exercise of the underwriters’ over-allotment option to purchase 502,500 common shares) in an underwritten public offering at a price to the public of $17.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.3 million. After the offering, $134.5 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and the Operating Partnership used the proceeds to fund a portion of the purchase price of the CarMax acquisition as described in the Third Quarter Acquisitions section herein.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.1	Form of Lease Agreement and Form of First Amendment to Lease Agreement for 49 separate leases, each between an affiliate of the Registrant, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant (filed herewith)

99.2	Form of Lease Guaranty and Reaffirmation of Guaranty from Sonic Automotive, Inc., relating to 49 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of the Registrant, as landlord (filed herewith)

(b)  Reports on Form 8-K

(1)	A current report on Form 8-K dated August 10, 2001 and filed with the Securities and Exchange

Commission on August 24, 2001 (File No. 000-23733), reporting under Item 2 of Form 8-K, the acquisition of nine automotive retail properties from certain entities of the CarMax Group, a division of Circuit City Stores, Inc. (the “CarMax Acquisition”).

(2)	A current report on Form 8-K/A dated August 10, 2001 and filed with the Securities and Exchange Commission on September 19, 2001 (File No. 000-23733). This Form 8-K/A amended the Form 8-K dated August 10, 2001 and filed August 24, 2001, to include the financial statements required by Item 7 of Form 8-K in connection with the CarMax Acquisition. The following financial statements were filed:

•	Pro Forma (Unaudited) Consolidated Balance Sheet of the Registrant as of June 30, 2001;

•	Pro Forma (Unaudited) Consolidated Statement of Operations of the Registrant for the six months ended June 30, 2001; and

•	Pro Forma (Unaudited) Consolidated Statement of Operations of the Registrant for the year ended December 31, 2000.

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

Dated: November 13, 2001