Form 10-K
period 2001-12-31
CAPITAL AUTOMOTIVE REIT
filed 2002-03-25
CIK 1049316

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     TO

Commission file number: 000-23733

CAPITAL AUTOMOTIVE REIT

(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	54-1870224

(State of Incorporation)	(IRS Employer Identification No.)

1420 Spring Hill Road, Suite 525 McLean,
Virginia (Address of Principal Executive Offices)	22102 (Zip Code)

(703) 288-3075

(Registrant’s telephone number, including area code)

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

Yes   [x]   No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The number of Registrant’s common shares of beneficial interest outstanding on February 28, 2002 was 26,602,207.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares of beneficial interest on February 28, 2002 was $551,605,764.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Capital Automotive REIT’s Proxy Statement for the Annual Meeting of shareholders for fiscal year 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAPITAL AUTOMOTIVE REIT
ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2001

PART 1

Item 1. Business

     References to “we,” “us” or “our” refer to Capital Automotive REIT or, if the context requires, Capital Automotive L.P., which we refer to as the “Partnership,” and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2001, owned approximately 76.7% of the units of limited partnership interest in the Partnership (“Units”). Units of the Partnership held by limited partners (other than us) are redeemable, at the option of the holder, for cash, or we may assume the redemption obligations of the Partnership and acquire the units in exchange for our common shares on a one-for-one basis.

     In this Form 10-K, we use the term “dealerships” to refer to franchised automobile dealerships and motor vehicle service, repair or parts businesses and related businesses, which are the types of businesses that are operated on our properties and the term “dealer group” to refer to a group of related persons and companies who sell us properties. We also use the term “dealer group,” “tenant,” “lessee” or “operators of dealerships” to refer to the related persons and companies that lease our properties.

GENERAL

     We are a self-administered and self-managed real estate company operating as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, meaning that our trustees, officers and other employees manage and administer our business. Our executive officers are Thomas D. Eckert, President and Chief Executive Officer; David S. Kay, Senior Vice President and Chief Financial Officer; John M. Weaver, Senior Vice President, Secretary and General Counsel; Peter C. Staaf, Senior Vice President and Treasurer; and Jay M. Ferriero, Senior Vice President and Director of Acquisitions.

     As of December 31, 2001, we had invested more than $1.2 billion in 260 properties located in 27 states, comprising approximately 1,800 acres of land and containing approximately 9.9 million square feet of buildings and improvements. Our tenants operate 365 motor vehicle franchises on our properties, representing nearly 40 brands of motor vehicles, which include all of the top selling brands in the U.S.

     Our principal executive offices are located at 1420 Spring Hill Road, Suite 525, McLean, Virginia 22102 and our telephone number is (703) 288-3075. Our Web site address is www.capitalautomotive.com.

BUSINESS AND ACQUISITION STRATEGY

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We focus on buying properties from dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. We believe that we are the only real estate company exclusively pursuing this strategy. The objective of our strategy is to provide long-term, predictable, stable cash flow for our shareholders.

     We fund the purchase of properties with cash from operations, proceeds from debt or equity financings, the assumption of existing debt, newly issued units of the Partnership, or a combination of the foregoing. We generally lease our properties to established, creditworthy tenants, for an initial period of 10 to 20 years. The tenant usually has the option to renew the lease on the same terms and conditions for one or more additional periods of five to 10 years each.

     When we evaluate prospective tenants and potential properties for purchase, we consider such factors as:

•	the management, operating experience and reputation of the dealer group;

•	the dealer group’s credit history, liquidity, tangible net worth, historical profitability and rent and other cash flow coverage ratios;

•	the geographic area in which the property is located;

•	the market value of the land, buildings and other improvements, the potential for alternative uses and the likelihood that the properties will retain value, or potentially, appreciate in value;

•	the construction quality, condition and design of the buildings and other improvements located on the property;

•	the environmental condition of the real estate;

•	the brands of motor vehicles offered by the franchised automobile dealerships operated by the dealer group; and

•	competitive conditions in the vicinity of the property.

     For our existing tenants, we have a program that can fund significant facility improvements and expansions for properties in our portfolio. Under this program, the cost of the improvements is added to the existing lease, which is reset to the original term when the funding is completed. In certain circumstances, we will also provide commitments to purchase newly constructed dealerships or fund new construction.

     We believe that because of the unique requirements of dealerships, these properties are a discrete sector of the national retail real estate industry. Industry sources estimate that the real property and improvements associated with franchised automobile dealerships are worth in excess of $50 billion, of which approximately $15 to $18 billion would likely meet our acquisition criteria. We believe that these properties present attractive acquisition opportunities because they generally have zoning which permits dealership operations as well as a wide range of alternative uses and locations with frontage on and visibility from major thoroughfares. In the event that a property becomes unsuitable for dealership use, the property could typically be redeveloped for other commercial uses.

DEBT STRATEGY

     As of December 31, 2001, we had total debt outstanding of $701.2 million. Of this debt, approximately $637.7 million (consisting of $320.4 million of fixed rate and $317.3 million of variable rate debt) was mortgage debt secured by approximately 220 of our properties. In addition, we had $63.5 million outstanding on our revolving credit facilities.

     We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of December 31, 2001, our debt was approximately 56% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we typically match the average term of our long-term leases with the average term of our debt as well as the type of leases with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of December 31, 2001, approximately 82% of our debt outstanding (including the $81.2 million of variable rate debt that will become fixed rate debt effective July 1, 2002 under an interest rate swap arrangement, which has subsequently been extended to November 1, 2002 as described in the Recent Developments section herein) was substantially match-funded, non-recourse debt. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. As of December 31, 2001, our long-term debt had a weighted average remaining term of 10.6 years, and our leases had a weighted average remaining lease term of 11.8 years.

BUSINESS OBJECTIVE

     To achieve our objective of long-term, predictable cash flow to maximize shareholder value, we are generally:

•	acquiring properties located predominately in major metropolitan areas and diversifying geographically in order to minimize the potential adverse impact of economic downturns in certain markets;

•	diversifying by brand of motor vehicles offered by franchises operated by our tenants to minimize the potential adverse impact of changes in consumer preferences or manufacturer-specific issues (for example, work stoppages causing delays in availability of specific models);

•	“partnering” with those dealer groups leading the consolidation that is occurring in the automobile retail industry;

•	leveraging the contacts and experience of our management to build and maintain long-term relationships with dealer groups and financing sources;

•	acquiring properties that are zoned for dealership operations, and simultaneously with our purchase, leasing the properties to dealer groups on a long-term, triple-net basis, thereby minimizing brokerage, re-leasing and similar costs and, due to the historical and long-term operation of dealerships at property locations, increasing the likelihood that our tenants will renew their leases;

•	requiring cross-guarantees (or guarantees by a parent) of all leases within a dealer group;

•	requiring our tenants to submit financial and other information, generally quarterly, to ensure compliance with financial covenants, such as minimum tangible net worth and rental cash flow coverage ratios;

•	minimizing interest rate risk by substantially match-funding our long-term leases with debt; and

•	utilizing a variety of financing sources, such as the issuance of units of the Partnership, or other equity securities or debt securities, or a combination thereof.

     We believe that our business and acquisition strategy provides dealer groups with an opportunity to:

•	achieve liquidity, while maintaining ownership and control of the operations of the dealerships;

•	diversify their investments;

•	obtain funds to expand the operations of the dealer groups;

•	facilitate family and/or estate planning; and

•	benefit from an attractive tax deferred real estate solution (for example, our “UPREIT” structure allows us to acquire properties in exchange for units of the Partnership, thereby giving the sellers/contributors the benefit of being able to defer some or all of the taxable gain they otherwise would have incurred on the sale of their properties, a structure which enhances our ability to consummate transactions).

THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS

Properties

     As of December 31, 2001, we had invested more than $1.2 billion in 260 properties located in 27 states, comprising approximately 1,800 acres of land and containing approximately 9.9 million square feet of buildings and improvements. Our interest in each of the properties includes the land, buildings and improvements, related easements and rights and most fixtures. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2001, all of our properties (excluding one parcel valued at less than

$500,000 and acquired with another property at no additional cost), were 100% leased under long-term leases, which were performing, and in full force and effect.

     Our properties generally consist of the land or a leasehold interest in land and one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties typically range from one acre to 30 acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic patterns, high visibility, signage and ease of ingress and egress. See Item 2 of this Annual Report on Form 10-K for additional information regarding our properties.

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

     General. Substantially all of the leases are “triple-net,” meaning that the tenant is obligated to pay rent and, typically, all operating expenses of the property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. In addition, the leases generally require the tenants to pay for additions, repairs, renovations and improvements to the properties undertaken by the tenant, which, upon expiration or termination of the leases, generally become our property.

     Rent. During the initial lease term and any extensions, each tenant pays annual base rent in monthly installments. Rental income attributable to the majority of our leases is fixed per the lease agreement. However, under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features, and none of such leases contain a maximum rate. As of December 31, 2001, $314.2 million of our $1.2 billion real estate portfolio, or 26%, was subject to variable rate leases. These leases represented approximately 21% of our total annualized rental revenue as of December 31, 2001. Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index (“CPI”). Certain of our leases also or alternatively provide for a fixed minimum and/or maximum periodic adjustment during the initial lease term, generally based on a fixed percentage of the base rent. As of February 28, 2002, no tenants have defaulted on any rental payments.

     Term and Termination. The leases generally are for initial terms of 10 to 20 years, with options to renew, exercisable at the option of the tenant, upon the same terms and conditions for one or more additional periods of five to 10 years each. The tenant does not have the right to terminate the lease and vacate the property before the end of the lease term, except in extraordinary circumstances such as the condemnation of the property. See “—Damage to, or Condemnation of, a Property” below. In the event of a default by the tenant, the legal remedies that could be available to us include the eviction of the tenant, which could result in early termination of the lease. Typically, all leases within a dealer group are cross-guaranteed (or guaranteed by a parent) which helps to ensure the stability of the rental income from the respective tenant.

     Insurance. The leases typically provide that the tenants will maintain insurance on the properties of the type and in the amounts that are usual and customary. We believe that all of our properties are adequately covered by insurance, including adequate commercial general liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits. However, it is not possible or commercially reasonable to insure against all risks, in all cases, due to the cost or the availability of certain types of insurance. If a property suffers uninsured damage, the repair of the property is the tenant’s responsibility but we may have to bear all or a portion of these costs if the tenant is unable to pay all of those costs.

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

     Right of First Negotiation, First Offer and Option to Purchase Property. Certain leases provide the tenant with a right of first negotiation to purchase the property if we decide to sell the property. We will notify the tenant of our intention to sell the property and the tenant will have a period of time to extend an offer, including specifying the purchase price. We may in our discretion reject the tenant’s offer and sell the property to a third party on other terms if the purchase price is higher or we reasonably believe such terms are better than the terms proposed by the tenant. Under the terms of a limited number of leases, the tenant has a right of first offer, in which, for a period of time after receiving notice from us of our intention to sell the property and the proposed sales price for the property, it may advise us that it wishes to purchase the property at the specified price. If the tenant does not exercise this right or if the tenant and we cannot agree on the terms and conditions for the purchase of the property by the tenant, we are free to offer and sell the property to a third party. In addition, a limited number of our leases offer tenant purchase options, generally at a pre-determined price or the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of CPI at the time the option is exercised.

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

Dealerships and Dealer Groups

     New motor vehicle dealer groups in the U.S. operate their dealerships under franchise arrangements with motor vehicle manufacturers. Such arrangements typically specify the locations at which the dealer group can sell motor vehicles and related parts and products and perform certain approved services in order to serve a specified market area. Manufacturers maintain control over the designation of market areas and allocation of vehicles among dealer groups. The manufacturer does not guaranty exclusivity within a specified territory. The limited ability of dealer groups to move their dealership locations makes long-term leases attractive to dealer groups and increases the likelihood that our tenants will renew their leases.

     Each arrangement typically grants the dealer group the non-exclusive right to use and display the manufacturer’s trademarks, service marks and designs in the form and manner approved by the manufacturer and imposes a variety of requirements on the dealer group concerning, for example, the showrooms, the facilities and equipment for servicing vehicles, the maintenance of vehicles and parts inventories, the maintenance of minimum net working capital and the training of personnel. The arrangement usually requires the dealer group to submit a monthly financial statement of operations. In addition, the manufacturer’s prior approval is required for changes in certain members of management or transfers of ownership of the dealer group. Pursuant to these arrangements, several manufacturers have the right to consent to any transfers of assets or real property considered necessary for conducting the business of the dealership.

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

     In addition to selling and leasing new vehicles, many dealer groups sell and lease used vehicles. Dealer groups also provide service and parts, primarily for the vehicle makes and models that they sell or lease, and perform both warranty and non-warranty service work. In general, parts departments support the sales and service divisions. Dealers may also sell parts at retail to their customers or at wholesale to independent repair shops. Dealer groups also arrange third-party financing for their customers, sell vehicle service contracts and arrange selected types of credit insurance for which they receive financing fees. We believe that the mix in sources of revenues among new motor vehicle sales, used motor vehicle sales, parts and service, and financing and insurance results in increased stability of a dealer group’s cash flow and its ability to make lease payments in all economic environments.

     Because consumer preferences may not always align with manufacturers’ products, dealer groups also diversify by the brands of motor vehicles offered. We believe brand diversification by dealer groups makes them more resistant to changes in consumer preferences and other manufacturer-related issues. As of December 31, 2001, our properties were leased to 47 different dealer groups. Our tenants operate 365 motor vehicle franchises on these properties, representing nearly 40 brands of motor vehicles, which include all of the top selling brands in the U.S. No single brand of motor vehicle had an “allocated value” of 11% or more of our total real estate investments as of December 31, 2001. We allocate value to our franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

     For the year ended December 31, 2001, Sonic Automotive, Inc. and its affiliates (“Sonic”) accounted for approximately 25% of our total rental revenue and, as of December 31, 2001, approximately 22% of our total annualized rental revenue. Sonic is the tenant of 68 properties and numerous facility improvement projects. If Sonic were to default on its lease obligations or declare bankruptcy, we could experience significantly reduced rental revenues until the properties Sonic leases could be leased to a new tenant or tenants. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2001 or our total annualized rental revenue as of December 31, 2001. See “Recent Developments”.

GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

     The tenants and we as property owners are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and regulations relating to gasoline storage, waste treatment and other environmental matters, including:

     Environmental Laws. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including tenants, owners (such as us) or operators, for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations apply to past and present business operations of the dealer groups and the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. Generally, tenants are obligated to comply with environmental laws and remediation requirements. Our leases typically impose obligations on the tenants to indemnify us from all or most compliance costs we may experience as a result of the environmental conditions on the properties. If a tenant fails to or cannot comply, we could be forced to pay such costs. As of February 28, 2002, we are not aware of any environmental condition with respect to any of the properties that management believes would have a material adverse effect on our business, financial condition or results of operations. We, however, cannot predict whether new or more stringent laws relating to the environment will be enacted in the future or how such laws or the operations of the dealerships and other businesses on our properties will impact the properties. Costs associated with an environmental event could be substantial. Prior to the acquisition of our properties, we typically engage independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or groundwater sampling) on the properties. In many cases we have commissioned independent environmental consultants to perform Phase II environmental testing (which generally involves soil or groundwater testing for contaminants). Occasionally when a contaminant is detected on a property, we require as a condition of our acquisition of such property, that the seller post a cash escrow to secure expected remediation costs. None of these assessments or updates revealed any adverse environmental condition which management believes would have a material adverse effect on our business, financial condition or results of operations. There can be no assurances, however, that the environmental assessments detected all contamination, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

     Americans With Disabilities Act of 1990. The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will have primary responsibility for complying with the ADA but we may incur costs if the tenant does not comply. As of February 28, 2002, we have not been notified by any governmental authority, and management is not aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial condition or results of operations.

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

COMPETITION

     We believe that we are the only real estate company exclusively pursuing the strategy of purchasing real estate (land, buildings and other improvements), which we simultaneously lease to dealerships under long-term, triple-net leases. At this time, we are not aware of any other entity that is pursuing, or intends to pursue, this strategy.

     We anticipate that the majority of our competition will come from banks and other finance companies that are offering primarily mortgage debt instruments, or may, in the future, offer other types of debt financing.

     Other public or private entities may decide to pursue our strategy. Current and future competitors may have greater financial resources and/or greater general real estate experience than we do. We believe that competition for properties will primarily be on the basis of acquisition price and negotiation of rents and other lease terms. Our tenants may own or operate other properties that are not owned by us.

EMPLOYEES

     As of February 28, 2002, we had 22 employees. None of the employees is represented by a collective bargaining unit. We believe that the relationship with our employees is good.

RECENT DEVELOPMENTS

     During the three months ended December 31, 2001, we completed approximately $28.0 million of acquisitions. These acquisitions included the purchase of two dealership properties totaling approximately $22.1 million, five facility improvements and two construction fundings totaling approximately $5.9 million, all of which were leased to existing tenants. We funded the acquisitions with funds drawn down on our credit facilities and cash on hand. These acquisitions added approximately 224,000 square feet of buildings and improvements on approximately 37 acres of land and are located in seven states (Indiana, Louisiana, New Jersey, Ohio, Oklahoma, Texas and Virginia). These properties have initial lease terms ranging from 11 to 24 years, with a weighted average initial lease term of 20.5 years. The leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 30 years.

     The following transactions occurred subsequent to December 31, 2001:

     During January 2002, we signed a letter of intent with Sonic to acquire, in a sale-leaseback transaction, 14 automotive properties valued at approximately $80 million. The properties are located in seven states (Colorado, Florida, Michigan, Nevada, North Carolina, Tennessee and Texas). These properties include 13 franchises including Cadillac, Honda, Oldsmobile and Volvo. The acquisition, which is expected to close during the second quarter of 2002, is subject to the negotiation and execution of a purchase agreement, and the completion of due diligence and customary closing conditions.

     During February 2002, we converted the rent on approximately $71.2 million of property leased to Sonic from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party on approximately $58.3 million of variable rate debt that is secured primarily by such properties to fix the interest rate. The new blended rate on the debt is approximately 7.58%. Fixing the underlying debt simultaneously with the lease conversion continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term. The interest rate swaps on the debt were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity and therefore, we have determined that the derivative instruments are highly effective.

     During February 2002, we extended the effective date for our existing interest rate swap on $81.2 million of variable rate debt from July 1, 2002 to November 1, 2002. The extension of the swap resulted in a change in the fixed rate from 7.31% to 7.50%. All other terms and conditions of the swap remain the same and the swap is still considered to be highly effective. Extending the effective date of the swap continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term and, at the same time, potentially garnering more spread in the short term.

2001 ACQUISITIONS

     During the year ended December 31, 2001, we completed approximately $200.4 million of acquisitions, which included 20 dealership properties, facility improvements and expansions on 11 previously acquired properties and three construction fundings. We funded the acquisitions with net proceeds from our underwritten public equity offering that closed during the third quarter, the issuance of approximately 80,000 Units (valued at approximately $1.2 million at the time of acquisition), the issuance of long-term debt, funds drawn down on our credit facilities and cash on hand. These acquisitions added approximately 1.1 million square feet of buildings and improvements on approximately 290 acres of land and are located in 15 states (Alabama, California, Florida, Georgia, Indiana, Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms generally ranging from 10 to 24 years, with a weighted average initial lease term of 15.7 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years.

Item 2. Properties

PROPERTIES

     As of December 31, 2001, we had invested more than $1.2 billion in 260 properties located in 27 states, comprising approximately 1,800 acres of land and containing approximately 9.9 million square feet of buildings and improvements. All of the properties are owned on a fee simple basis, except that a small portion of one property is occupied pursuant to a ground lease from the owner of the property. Our interest in each of the properties includes the land, buildings and improvements, related easements and rights and most fixtures. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2001, all of our properties (excluding one parcel valued at less than $500,000 and acquired with another property at no additional cost) were 100% leased under long-term leases, which were performing, and in full force and effect.

     Our properties generally consist of the land or a leasehold interest in land and one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties typically range from one acre to 30 acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic patterns, high visibility, signage and ease of ingress and egress.

     Properties operated as franchised automobile dealerships (including used car superstores, related motor vehicle service, repair, parts and body shops on the same parcel of land) represented nearly 90% of our total real estate investments as of December 31, 2001. In addition to these properties, we own additional properties, including raw land and properties on which our tenants operate used car superstores, motor vehicle service, repair, parts or other related businesses, the majority of which are operated by dealer groups.

Tenant and Brand Diversification

     As of December 31, 2001, our properties were leased to 47 different dealer groups. Our tenants operate 365 motor vehicle franchises on these properties, representing nearly 40 brands of motor vehicles, which include all of the top selling brands in the U.S. No single brand of motor vehicle had an “allocated value” of 11% or more of our total real estate investments as of December 31, 2001. We allocate value to our franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

     Sonic accounted for approximately 25% of our total rental revenue for the year ended December 31, 2001, and approximately 22% of our total annualized rental revenue as of December 31, 2001. If Sonic were to default on its lease obligations or declare bankruptcy, we could experience significantly reduced rental revenues until the properties could be leased to a new tenant or tenants. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2001 or our total annualized rental revenue as of December 31, 2001.

Geographic Diversification

     We invest in properties throughout the United States. As of December 31, 2001, we owned properties in 27 states, with approximately 70% of our total real estate investments in the top 50 metropolitan areas in terms of population and approximately 97% of our total real estate investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs). The following table specifies the metropolitan areas in which we own properties representing at least 1% of our total real estate investments as of December 31, 2001.

		Total Real	Percentage of Total
		Estate Investment	Real Estate
Metropolitan Area (1)	Number of Properties	(in thousands)	Investment

Washington, DC-MD-VA-WV	25	$161,312	13.12%
Houston, TX	25	153,359	12.47
Dallas, TX	10	66,879	5.44
Charlotte-Gastonia-Rock Hill, NC-SC	12	59,631	4.85
St. Louis, MO-IL	9	41,876	3.41
Los Angeles-Long Beach, CA	5	37,792	3.07
Atlanta, GA	5	36,519	2.97
Columbus, OH	7	34,717	2.82
Fort Wayne, IN	9	30,472	2.48
Nashville, TN	3	24,663	2.01
San Antonio, TX	5	22,435	1.82
South Bend, IN	3	22,226	1.81
Baltimore, MD	2	21,760	1.77
Medford-Ashland, OR	6	21,493	1.75
Tampa-St. Petersburg-Clearwater, FL	5	21,330	1.73
Greenville-Spartanburg-Anderson, SC	3	20,193	1.64
Daytona Beach, FL	7	20,101	1.63
New Orleans, LA	3	18,542	1.51
Shreveport-Bossier City, LA	8	18,004	1.46
Montgomery, AL	3	17,596	1.43
Fort Worth-Arlington, TX	2	17,136	1.39
Oklahoma City, OK	2	16,616	1.35
Denver, CO	2	16,273	1.32
Salt Lake City-Ogden, UT	4	16,229	1.32
Cleveland-Lorain-Elyria, OH	5	15,983	1.30
Mobile, AL	1	15,045	1.22
Fort Myers-Cape Coral, FL	4	14,331	1.17
Las Vegas, NV-AZ	1	14,238	1.16
Chattanooga, TN-GA	6	13,697	1.11
Amarillo, TX	4	13,276	1.08
Miami, FL	3	12,706	1.03
Other MSAs (2)	52	179,961	14.65
Other (3)	19	33,303	2.71
Total	260	$1,229,694	100.00%

(1)	Derived from the most recent published data (April 2000) of the U.S. Census Bureau regarding population of MSAs and PMSAs.

(2)	Represents each MSA in which we own properties that represent less than 1% of our total real estate investments.

(3)	Represents non-MSAs in which we own properties.

Leases and Lease Expirations

     Substantially all of our properties are leased under long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We believe that our properties are covered by adequate commercial general, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

     Our properties are subject to leases with initial terms that range generally from 10 to 20 years, with a weighted average initial lease term of approximately 13.9 years. As of December 31, 2001, the weighted average remaining lease term for our leases was approximately 11.8 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each exercisable at the option of the tenant (ranging from a total of five to 40 years). With respect to the leases for properties acquired from Sonic during August 1999, Sonic is required to renew, for an additional five years, the initial terms of leases representing 75% of the total rental payments for such Sonic leases expiring in any given year. The calculation of weighted average initial lease term and weighted average remaining lease term assumes that Sonic renews leases as specified above.

     The following table sets forth the schedule of lease expirations for our 246 leases in place as of December 31, 2001 for each of the 20 years beginning with 2002, assuming that (i) none of the tenants (other than Sonic) exercises or has exercised renewal options, (ii) that Sonic renews the minimum required leases as specified above and (iii) the number of leases Sonic renews in any given year equals 75% of the total number of Sonic leases expiring that year (rounded to the closest whole number).

			Percentage of Total
		Total Rental Revenue	Annualized
	Number of	Represented	Rental Revenue
Year of Lease	Expiring	by Expiring Leases	Represented by
Expiration	Leases	(in thousands)	Expiring Leases

2002	—	—	—
2003	—	—	—
2004	—	—	—
2005	—	—	—
2006	1	$154	0.1%
2007	3	1,424	1.2
2008	28	14,508	12.0
2009	17	8,936	7.4
2010	7	2,615	2.1
2011	13	5,457	4.5
2012	10	2,728	2.2
2013	69	31,197	25.8
2014	46	20,882	17.3
2015	18	6,067	5.0
2016	21	18,359	15.2
2017	3	2,164	1.8
2018	2	192	0.2
2019	—	—	—
2020	5	3,479	2.9
2021	2	1,449	1.2
2022 and thereafter	1	1,309	1.1

     As of December 31, 2001, all of our 260 properties (excluding one parcel valued at less than $500,000 and acquired in connection with another property at no additional cost) were subject to leases, which were performing, and in full force and effect. The excluded parcel is not subject to a lease.

Item 3. Legal Proceedings

     Neither we nor any of our properties currently are subject to any material legal proceeding nor, to our knowledge, is any material litigation currently threatened against us or any of our properties. Under the leases, the tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties on account of certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, on account of certain matters relating to the ownership of the properties prior to their acquisition by us. See “Item 1—Business—The Properties, Leases, Typical Lease Terms and Dealerships—Leases and Typical Lease Terms—Indemnification.”

Item 4. Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for the Company’s Common Equity and Related Shareholder Matters

     Market Information and Distributions. Our common shares have traded on the Nasdaq National Market under the symbol “CARS” since February 13, 1998 (the date of our initial public offering). Listed below are the high and low sales prices of our common shares as reported on the Nasdaq National Market and the distributions declared for each of the periods indicated.

		Price per Share		Distributions
		High	Low	Declared Per Share

2001
	Fourth quarter	$20.7400	$17.630	$0.3890
	Third quarter	18.5500	16.460	0.3880
	Second quarter	18.9500	15.360	0.3870
	First quarter	16.1875	12.875	0.3860
2000
	Fourth quarter	$14.5625	$12.375	$0.3850
	Third quarter	15.6250	12.000	0.3775
	Second quarter	16.0625	11.500	0.3725
	First quarter	13.0625	10.625	0.3650
1999
	Fourth quarter	$14.0000	$11.625	$0.3600
	Third quarter	13.7500	12.000	0.3500
	Second quarter	13.7500	11.375	0.3400
	First quarter	15.1875	11.250	0.3300

     On February 28, 2002, the last reported sale price on the Nasdaq National Market was $21.47 per share and there were 314 holders of record of our common shares. We believe the total number of our beneficial shareholders to be approximately 10,000 because certain common shares are held of record by depositories, brokers and other nominees.

     The Company’s ongoing operations generally will not be subject to federal income taxes as long as the Company maintains its REIT status. Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% (95% for tax years beginning prior to January 1, 2001) of REIT taxable income. Pursuant to this requirement, we were required to distribute an estimated $27.3 million for 2001 and approximately $25.9 million and $23.9 million for 2000 and 1999, respectively. In order to avoid substantially all federal income taxes, we elected to distribute at least 100% of our taxable income for 2001, 2000 and 1999. Although we are required to distribute at least 90% of taxable income to maintain our REIT status, we may or may not elect to distribute in excess of 90% in future years. Our estimated distribution for 2001 was approximately

$30.4 million and our actual distributions for 2000 and 1999 were approximately $27.3 million and $25.2 million, respectively. State income taxes are not significant.

     We intend to continue to pay regular quarterly distributions to holders of common shares and Units. Future distributions, however, will be at the discretion of our Board of Trustees and will depend on our actual funds from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

     Our total annual dividends per share for 2001, 2000 and 1999 were $1.55 per share, $1.50 per share and $1.38 per share, respectively. The annual dividend amounts are different from total distributions calculated for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of deferring taxation until the sale of the shareholder’s shares. Of our total distributions in 2001, $1.2781 per share represented ordinary income and $0.2679 per share represented a return of capital to our shareholders. Of our total distributions in 2000, $1.30 per share represented ordinary income and $0.03 per share represented a return of capital to our shareholders. All of our distributions in 1999 were treated as ordinary dividend income to our shareholders for federal income tax purposes. Given the dynamic nature of our long-term acquisition strategy and the extent to which any future acquisitions would alter this calculation, no assurances can be given regarding what portion, if any, of distributions in 2002 or subsequent years will constitute a return of capital for federal income tax purposes.

Item 6. Selected Financial Information
           (In Thousands, Except Per Share Data)

		For the Years Ended December 31,

	2001	2000	1999	1998	1997 (1)

Operating Data:
Total revenues	$118,279	$103,151	$75,873	$34,931	$—
Depreciation and amortization expense	$21,542	$17,725	$15,347	$6,304	$1
General and administrative expense	$7,114	$6,592	$6,781	$5,487	$649
Interest expense	$46,549	$42,694	$24,541	$2,254	$—
Net income (loss) before minority interest and extraordinary item	$43,074	$36,140	$29,204	$20,886	$(650)
Minority interest (2)	$(11,171)	$(10,328)	$(7,473)	$(4,395)	$—
Net income (loss) before extraordinary item	$31,903	$25,812	$21,731	$16,491	$(650)
Extraordinary item (3)	$(526)	$—	$—	$—	$—
Net income (loss)	$31,377	$25,812	$21,731	$16,491	$(650)
Weighted average number of common shares outstanding – diluted	24,450	21,113	21,629	20,978	—
Diluted earnings per share before extraordinary item	$1.32	$1.22	$1.01	$0.79	$—
Diluted earnings per share	$1.30	$1.22	$1.01	$0.79	$—
Other Data:
FFO (4)	$64,333	$53,455	$44,205	$27,047	$(650)
AFFO (5)	$60,906	$51,096	$43,243	$27,047	$(650)
Weighted average number of common shares and units outstanding – diluted	32,726	29,476	28,796	26,228	—
Annual dividend per share (6)	$1.55	$1.50	$1.38	$0.876	$—
Properties owned at end of period	260	244	230	120	—

		As of December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Real estate before accumulated depreciation	$1,229,694	$1,037,870	$935,525	$511,132	$—
Total assets	1,199,700	1,021,589	942,559	583,211	1,011
Mortgage debt	637,656	571,519	501,510	161,997	—
Borrowings under credit facilities	63,508	14,200	—	—	1,000
Total other liabilities	21,630	30,109	26,066	18,659	661
Minority interest	110,885	115,728	115,384	93,898	—
Total shareholders’ equity (deficit)	366,021	290,033	299,599	308,657	(650)

(1)	For the period from October 20, 1997 (date of inception) to December 31, 1997.

(2)	Minority interest represents income attributable to the units of the Partnership owned by limited partners (other than us) of the Partnership.

(3)	During the third quarter of 2001, we converted the interest rate on $150 million of debt from fixed rate to variable rate. The conversion of the interest rate on the debt resulted in a significant modification of the debt. In accordance with accounting principles generally accepted in the United States (“GAAP”), the significant modification should be treated as an extinguishment of debt. As a result, we wrote off the remaining deferred loan fees relating to the debt and classified the write-off as an extraordinary item.

(4)	Funds from operations (“FFO”) is defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures.

(5)	Adjusted funds from operations (“AFFO”) is FFO excluding straight-lined rents.

(6)	2001 annual dividend represents first, second and third quarter dividends totaling $1.161 declared during 2001 and fourth quarter dividend totaling $0.389 declared on January 22, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

     This Annual Report on Form 10-K, including our documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents which we subsequently file with the SEC and are incorporated herein by reference will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in our Annual Report on Form 10-K describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events. Other parts of, or documents incorporated by reference into, this Annual Report on Form 10-K may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate planned and additional financings on terms which are acceptable to us and our ability to meet existing financial covenants;

•	risks that planned and additional acquisitions may not be consummated;

•	risks that our operating costs will be higher than expected;

•	risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, inventory, marketing or other practices or changes in the economy generally;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K/A filed on January 22, 2002, as well as the other information in this Annual Report on Form 10-K or referred to in this Annual Report on Form 10-K, before buying our common shares.

Overview

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on buying properties from dealerships that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of December 31, 2001, we had invested more than $1.2 billion in 260 properties located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), comprising approximately 1,800 acres of land and containing approximately 9.9 million square feet of buildings and improvements. Our tenants operate 365 motor vehicle franchises on our properties, representing nearly 40 brands of motor vehicles, which include all of the top selling brands in the U.S.

     Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.9 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each exercisable at the option of the tenant (ranging from a total of five to 40 years).

     Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; and (2) interest earned from the temporary investment of funds in short-term investments.

     We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a 9-year to 40-year period for tax purposes and a 20-year to 40-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

Recent Developments

     During the three months ended December 31, 2001, we completed approximately $28.0 million of acquisitions. These acquisitions included the purchase of two dealership properties totaling approximately $22.1 million, five facility improvements and two construction fundings totaling approximately $5.9 million, all of which were leased to existing tenants. We funded the acquisitions with funds drawn down on our credit facilities and cash on hand. These acquisitions added approximately 224,000 square feet of buildings and improvements on approximately 37 acres of land and are located in seven states (Indiana, Louisiana, New Jersey, Ohio, Oklahoma, Texas and Virginia). These properties have initial lease terms ranging from 11 to 24 years, with a weighted average initial lease term of 20.5 years. The leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 30 years.

     The following transactions occurred subsequent to December 31, 2001:

     During January 2002, we signed a letter of intent with Sonic Automotive, Inc. and its affiliates (“Sonic”) to acquire, in a sale-leaseback transaction, 14 automotive properties valued at approximately $80 million. The properties are located in seven states (Colorado, Florida, Michigan, Nevada, North Carolina, Tennessee and Texas). These properties include 13 franchises including Cadillac, Honda, Oldsmobile and Volvo. The acquisition, which is expected to close during the second quarter of 2002, is subject to the negotiation and execution of a purchase agreement, and the completion of due diligence and customary closing conditions.

     During February 2002, we converted the rent on approximately $71.2 million of property leased to Sonic from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party on approximately $58.3 million of variable rate debt that is secured primarily by such properties to fix the interest rate. The new blended rate on the debt is approximately 7.58%. Fixing the underlying debt simultaneously with the lease conversion continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term. The interest rate swaps on the debt were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity and therefore, we have determined that the derivative instruments are highly effective.

     During February 2002, we extended the effective date for our existing interest rate swap on $81.2 million of variable rate debt from July 1, 2002 to November 1, 2002. The extension of the swap resulted in a change in the fixed rate from 7.31% to 7.50%. All other terms and conditions of the swap remain the same and the swap is still considered to be highly effective. Extending the effective date of the swap continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term and, at the same time, potentially garnering more spread in the short term.

2001 Acquisitions

     During the year ended December 31, 2001, we completed approximately $200.4 million of acquisitions, which included 20 dealership properties, facility improvements and expansions on 11 previously acquired properties and three construction fundings. We funded the acquisitions with net proceeds from our underwritten public equity offering that closed during the third quarter, the issuance of approximately 80,000 units of limited partnership interest in the Partnership (“Units”) (valued at approximately $1.2 million at the time of acquisition), the issuance of long-term debt, funds drawn down on our credit facilities and cash on hand. These acquisitions added approximately 1.1 million square feet of buildings and improvements on approximately 290 acres of land and are located in 15 states (Alabama, California, Florida, Georgia, Indiana, Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms generally ranging from 10 to 24 years, with a weighted average initial lease term of 15.7 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years.

Results of Operations

Comparison of 2001 to 2000

     Revenue

     Rental. Rental revenue for the year ended December 31, 2001 increased 15% to $117.8 million, as compared to $102.1 million for 2000. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 260 properties as of December 31, 2001, versus 244 properties as of December 31, 2000. In addition, included in rental revenue for the years ended December 31, 2001 and 2000 were straight-lined rents totaling $3.4 million and $2.4 million, respectively.

     The increase in rental revenue was partially offset by a decrease in lease rates on our variable rate leases. As of December 31, 2001, $314.2 million of our $1.2 billion real estate portfolio, or 26%, was subject to variable rate leases. This compares to $78.8 million of our $1.04 billion real estate portfolio, or 8%, that was subject to variable rate leases as of December 31, 2000. We had a corresponding decrease in interest rates on our variable rate debt resulting in reduced interest expense, which is more fully described below. Under our variable rate lease program, rental income attributable to the leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features, and none of such leases contain a maximum rate. Of the total amount of variable rate lease additions during 2001, approximately $185.3 million related to properties leased to Sonic that were converted from fixed rate to variable rate during the third quarter of 2001 and the remaining $50.1 million was from acquisitions completed during the year. We also converted the interest rate on the underlying debt that is secured primarily by such properties from fixed rate to variable rate as discussed below.

     Interest and Other. Interest and other income for the year ended December 31, 2001 decreased 54% to $479,000 from $1.1 million for 2000. The decrease was primarily due to a decrease in interest earned on temporary investments as well as a decrease in the gain on the sale of properties, which decreased 30% to $218,000 from $311,000 in 2000.

     Expenses

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2001 increased 22% to $21.5 million from $17.7 million for 2000 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

     General and Administrative. General and administrative expenses for the year ended December 31, 2001 increased 8% to $7.1 million, as compared to $6.6 million for 2000. The increase in 2001 operating expenses from the prior year is due primarily to (1) an increase in payroll and related expenses primarily attributable to the issuance of additional stock-based compensation awarded to employees, an increase in bonuses awarded, as well as an increase in the number of employees; (2) an increase in state income taxes due to the growth of our real estate portfolio during 1999 and 2000; and (3) additional costs associated with our marketing and investor relations program. The increase from prior year was partially offset by a decrease in professional services and travel costs and a $300,000 write-down during the third quarter of 2000 of our investment in a start-up, on-line procurement solution company for the automotive retail industry. The investment was written off because they ceased operations due to their inability to secure the capital necessary to fund their business.

     Interest. Interest expense for the year ended December 31, 2001 increased 9% to $46.5 million from $42.7 million for 2000. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities), which was obtained primarily to fund acquisitions. As discussed above, the increase was partially offset by a decrease in interest rates on our variable rate debt. Our variable rate debt totaled $380.8 million as of December 31, 2001 (including $81.2 million of variable rate debt that will become fixed rate debt effective July 1, 2002 pursuant to an interest rate swap arrangement, which has subsequently been extended to November 1, 2002 as described in the Recent Developments section herein). The effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 8.13% in 2000 to 7.36% in 2001. Debt outstanding as of December 31, 2001 was approximately $701.2 million (consisting of approximately $320.4 million of fixed rate and approximately $380.8 million of variable rate debt) compared to $585.7 million (consisting of approximately $481.9 million of fixed rate and approximately $103.8 million of variable rate debt) as of December 31, 2000.

     Extraordinary Item – Extinguishment of Debt

     During the third quarter of 2001, we converted $150.0 million of fixed rate debt due September 29, 2011 to variable rate debt. The debt was converted in conjunction with our conversion from fixed rate to variable rate leases relating to approximately $185.3 million of property which Sonic leases, as discussed above. The new debt terms require monthly payments (including interest and principal), and provide for interest at the 30-day LIBOR rate plus 227 basis points versus a fixed rate of 8.03%. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, the significant modification should be treated as an extinguishment of debt. As a result, we wrote off the remaining deferred loan fees related to the fixed rate debt and classified the write-off as an extraordinary item on the Company’s consolidated statements of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share.

Comparison of 2000 to 1999

     Revenue

     Rental. Rental revenue for the year ended December 31, 2000 increased 37% to $102.1 million, as compared to $74.3 million for 1999. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 244 properties as of December 31, 2000, versus 230 properties as of December 31, 1999 (77 of which were acquired in the second half of 1999). In addition, included in rental revenue for the years ended December 31, 2000 and 1999 were straight-lined rents totaling $2.4 million and $962,000, respectively. During the third quarter of 1999, we began, on a prospective basis, straight-

lining our rents for our leases with fixed minimum escalators. Prior to the third quarter of 1999, we had assessed the impact of straight-lining our fixed minimum escalator rental income and determined that the amounts were not material to our financial statements. As a result, we did not straight-line the impact of fixed minimum escalator rental income, but rather recorded any increases to rental income from escalators when the increased amounts were due from tenants. During the third quarter of 1999, we determined that, due to our growth as a result of acquisitions and the increase in the number of leases that included fixed minimum escalators, the impact of not straight-lining the fixed minimum escalators would start to become material to our financial statements during the third quarter of 1999. As a result, we decided to change our policy and began straight-lining the impact of the fixed minimum escalators beginning with our third quarter 1999 financial statements. The impact of not straight-lining the rent for the year ended December 31, 1998 and for the six months ended June 30, 1999 was not material to those periods, nor was the effect of the change in policy material to fiscal year 1999. For these reasons, we accounted for the change in accounting policy on a prospective basis.

     Interest and Other. Interest and other income for the year ended December 31, 2000 decreased 32% to $1.1 million from $1.5 million for 1999. The decrease was primarily due to a decrease in interest earned on temporary investments. There was a timing difference between when the funds were received on debt issued during 1999 and the closing of the acquisitions in which the funds were utilized, thereby causing excess cash on hand during part of the year. These net proceeds were fully used during 1999. Partially offsetting the decrease in interest income was an increase in the gain on the sale of properties, which increased 27% to $311,000 from $245,000 in 1999.

     Expenses

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2000 increased 15% to $17.7 million from $15.3 million for 1999 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 and that were being depreciated over 20 years. During the first half of 1999, we began undertaking a review of the estimated useful lives we were using on our real estate portfolio. Our review was completed in the third quarter of 1999. Our business reasons for undertaking a review of the estimated remaining useful lives of our properties acquired prior to 1999 were as follows: (i) we began acquiring properties during 1998 and 1999 from publicly-traded automotive dealership groups and we investigated the depreciation policies of these publicly-traded dealership groups and determined that many were depreciating the types of buildings and improvements that we were acquiring over periods in excess of 30 years; and (ii) our tenants are continually remodeling and upgrading their dealerships to adhere to manufacturer specifications (for example, the appearance of the franchised automotive dealership) and we believed, and continue to believe, that the remodeling and upgrading of our properties by our tenants preserves the value of the properties to a greater extent than normal maintenance and, therefore, justifies a longer estimated useful life for the properties. This information provided us with better insight and improved judgment with respect to approximating the remaining useful lives of the properties included in our portfolio. Furthermore, as part of our due diligence process, we generally engage third parties to perform appraisals and/or structural reviews on each property. These reports generally provide the age and the remaining estimated useful life of the buildings and improvements. The information obtained from these reports further supported our conclusion that a longer depreciable life was warranted. Based on this analysis, it was determined that the average remaining useful life of our buildings and improvements that were acquired prior to 1999 was approximately 30 years. Not all assets were found to have a remaining useful life of 30 years, however. As a result, we revised the depreciable lives on those properties whose remaining useful life approximated 30 years to 30 years and for those assets with a remaining useful life of less than 30 years, we continue to depreciate the buildings and improvements over 20 years. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. This change decreased depreciation expense on the assets acquired prior to 1999 by approximately $2.2 million for the year ended December 31, 2000, as compared to the same period in 1999.

     General and Administrative. General and administrative expenses for the year ended December 31, 2000 decreased 3% to $6.6 million, as compared to $6.8 million for 1999. General and administrative expenses, excluding the write-off of our $300,000 investment in BBCN, a start-up on-line procurement company for the automotive retail industry, decreased by approximately $489,000, or 7%, from 1999. During 2000, we wrote off our investment in

BBCN as they ceased operations due to their inability to secure the necessary capital to fund their business. Excluding the BBCN write-off, the decrease in general and administrative expenses was primarily due to a decrease in payroll and related expenses attributable to staffing reductions that occurred throughout 1999 and a reduction in marketing and advertising expenses.

     Interest. Interest expense for the year ended December 31, 2000 increased to $42.7 million from $24.5 million for 1999. The increase was due to interest incurred for the entire year on debt issued in the second half of 1999 and interest incurred on our credit facilities and additional new debt issued in 2000 to fund acquisitions. In addition, as a result of rising interest rates on new debt issued during 2000, the effective interest rate (including deferred loan fees amortized over the life of the loans) of the Company’s outstanding debt rose from 8.0% in 1999 to 8.13% in 2000. Interest expense also increased because of the additional costs incurred to maintain properties in our borrowing base under our short-term credit facilities. Debt outstanding as of December 31, 2000 was approximately $585.7 million (consisting of approximately $481.9 million of fixed rate indebtedness and approximately $103.8 million of variable rate indebtedness) compared to $501.5 million (consisting of approximately $491.5 million of fixed rate indebtedness and approximately $10.0 million of variable rate indebtedness) as of December 31, 1999.

Comparison of 1999 to 1998

     Although we were formed prior to January 1, 1998, we did not complete our initial public offering (“IPO”) until February 19, 1998, at which time we purchased our initial properties and began generating rental income.

     Revenue

     Rental. Rental revenue for the year ended December 31, 1999 increased 175% to $74.3 million, as compared to $27.0 million for 1998. The increase was primarily attributable to the growth of our real estate portfolio and the timing of our property acquisitions (230 properties owned as of December 31, 1999, versus 120 properties as of December 31, 1998), from which we generate our rental income. In addition, during the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for leases with fixed minimum escalators. See the “Results of Operations – Comparison of 2000 to 1999” for the basis for our change in policy. This increased rental revenue for the year ended December 31, 1999 by approximately $962,000.

     Interest and Other. Interest and other income for the year ended December 31, 1999 decreased 81% to $1.5 million from $7.9 million for 1998. Interest and other income during the year ended December 31, 1998 was primarily generated from the investment of the excess of the net proceeds of a private placement offering and our IPO including the exercise of the underwriters’ over-allotment option (both of which were completed during the first quarter of 1998). These net proceeds were fully used during 1998 and therefore did not generate interest income during 1999. Interest and other income during 1999 was primarily generated from the investment of the excess of debt issuance proceeds over the amount invested in properties and a $245,000 gain on the sale of properties during 1999.

     Expenses

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1999 increased 143% to $15.3 million from $6.3 million for 1998 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets. Partially offsetting the increase was a change in the depreciable life on the majority of our buildings and improvements that were acquired prior to 1999 that were being depreciated over 20 years. See the “Results of Operations – Comparison of 2000 to 1999” for a description of the change in the depreciable life. The impact of this change decreased depreciation and amortization expense by approximately $2.2 million for the year ended December 31, 1999.

     General and Administrative. General and administrative expenses for the year ended December 31, 1999 increased 24% to $6.8 million, as compared to $5.5 million for 1998. The increase is primarily due to increased payroll and related benefits attributable to personnel additions throughout 1998 and severance payments made in connection with staffing reductions during the first quarter of 1999. Also contributing to the increase were increased marketing expenses as well as increased professional fees and other administrative costs associated with increased public reporting requirements. These increases were partially offset by the reduction in payroll and related expenses as a result of staffing reductions throughout 1999 and the closing of the Chicago office during the second quarter of 1999.

     Interest. Interest expense for the year ended December 31, 1999 increased to $24.5 million from $2.3 million for 1998. The increase was due to interest charged on issued debt in late 1998 and throughout 1999 (including mortgage debt and borrowings under our credit facility). Debt outstanding as of December 31, 1999 was approximately $501.5 million (consisting of approximately $491.5 million of fixed rate indebtedness and approximately $10.0 of variable rate indebtedness) compared to $162.0 million (all of which was fixed rate indebtedness) as of December 31, 1998.

Liquidity and Capital Resources

     Cash and cash equivalents were $9.5 million and $6.3 million at December 31, 2001 and December 31, 2000, respectively. The changes in cash and cash equivalents during the years ended December 31, 2001 and 2000 were attributable to operating, investing and financing activities, as described below.

Operating Activities

     Cash provided by operating activities for the years ended December 31, 2001 and 2000 was $59.3 million and $56.0 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

     Cash used in investing activities for the years ended December 31, 2001 and 2000 was $190.7 million and $98.7 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvement and expansion fundings and construction financings, net of sales of properties, during those years.

Financing Activities

     Cash provided by financing activities for the years ended December 31, 2001 and 2000 was $134.5 million and $37.1 million, respectively. Cash provided by financing activities for the year ended December 31, 2001 primarily reflects:

•	$192.3 million of proceeds received from borrowings on our revolving credit facilities;

•	$83.3 million of proceeds received from mortgage debt incurred during the year;

•	$61.3 million of proceeds received from our follow-on offering, net of costs, and

•	$13.4 million of proceeds received from the issuance of other common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $143.0 million;

•	distributions made to shareholders and minority partners during the year totaling $49.7 million;

•	payments of principal on outstanding mortgage debt totaling $17.1 million;

•	payments made to purchase outstanding warrants to purchase common shares totaling $4.7 million;

•	the redemption of Units totaling $1.0 million; and

•	the repurchase of common shares pursuant to our Common Share Repurchase Program totaling $142,000.

     Cash provided by financing activities for the year ended December 31, 2000 primarily reflects:

•	$80.1 million of proceeds received from mortgage debt incurred during the year;

•	$60.4 million of proceeds received from borrowings on our revolving credit facilities; and

•	$6.1 million of proceeds received from the issuance of other common shares, net of costs.

       The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $46.2 million;

•	payments of principal on outstanding mortgage debt totaling $10.1 million;

•	distributions made to shareholders and minority partners during the year totaling $43.4 million; and

•	the repurchase of common shares pursuant to our Common Share Repurchase Program totaling $9.9 million.

Mortgage Debt and Revolving Credit Facilities

     As of December 31, 2001, we had total debt outstanding of $701.2 million. Of this debt, approximately $637.7 million (consisting of $320.4 million of fixed rate and $317.3 million of variable rate debt) was mortgage debt secured by approximately 220 of our properties. In addition, we had $63.5 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of December 31, 2001 and 2000 (dollars in thousands):

		Principal Balance	Principal Balance	2001
		as of December 31,	as of December 31,	Effective Interest	Term/Amortization
Description of Debt	Original Debt Issued	2001	2000	Rate*	Schedule

7.59% fixed rate debt due 12/1/08 (1)	$38,050	$35,886	$37,103	8.00%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14 (2)	111,950	98,891	103,749	7.94%	15 yr/15 yr
8.05% fixed rate debt due 10/1/14 (3)	85,000	78,319	81,560	8.33%	15 yr/15 yr
7.54% fixed rate debt due 7/6/11 (4)	100,000	96,132	98,093	7.71%	12 yr/25 yr
8.03% fixed rate debt due 9/29/11 (5)	150,000	—	150,000	8.08%
7.50% fixed rate debt due 1/20/03 (6)	12,000	11,108	11,421	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$497,000	$320,336	$481,926	7.99%

Variable rate debt due 9/29/11 (5)	150,000	149,419	—	5.18%	12 yr/25 yr
Variable rate debt due 8/10/13 (7)	82,600	81,223	—	4.78%	12 yr/30 yr

Various variable rate debt (8)	90,554	86,678	89,593	6.66%	10 to 12 yr/25 to 30 yr

Total Mortgage Variable Rate Debt	$323,154	$317,320	$89,593	6.60%

TOTAL MORTGAGE DEBT		$637,656	$571,519	7.28%

$50 million revolving partially secured facility (9)		17,400	14,198	6.29%	3 yr
$100 million revolving secured facility (10)		46,108	2	6.56%	1 yr

TOTAL CREDIT FACILITIES		$63,508	$14,200	6.46%

TOTAL DEBT OUTSTANDING		$701,164	$585,719	7.36%

*	Includes deferred loan fees amortized over the life of the loans.

(1)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $63.1 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

(2)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $1.8 million. The loan is secured by mortgages on 49 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $177.1 million. The Partnership has provided a guaranty limited to approximately $26.1 million of this loan, contingent upon the occurrence of certain circumstances.

(3) The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $2.9 million. The loan is secured by mortgages on 28 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $148.8 million. The loan described in footnote (2) and this loan are cross-collateralized.

(4)  The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by 48 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $169.4 million.

(5)  This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $114.4 million. The loan is secured by 60 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $211.2 million.

(6)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $10.8 million. The note is secured by four of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $22.6 million.

(7)  The loan requires quarterly interest payments and level principal payments with a final payment at maturity of approximately $49.6 million. The note is secured by nine of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $102.1 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. At the end of the third quarter, the Company entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which has subsequently been extended to November 1, 2002 at a fixed rate of 7.50% as described in the Recent Developments section herein. See “Interest Rate Swap” below.

(8)  These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments until maturity, at which time the loans require final payments totaling approximately $51.3 million. Excluding $19.2 million of the variable rate debt, the loans are secured by 16 properties, which as of December 31, 2001 have an aggregate net book value of approximately $84.6 million. The remaining $19.2 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote (4).

(9)  Amounts borrowed under the facility bear interest equal to the 30-day LIBOR rate plus 175 basis points. The loan requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matured on March 3, 2002 and has been extended until such time it is replaced by a new unsecured revolving credit facility. We have received a commitment for a $60 million unsecured revolving credit facility. The facility will be syndicated with five participating financial institutions including three funding sources that are new for us. The commitment provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. This facility is expected to close by the end of the first quarter of 2002 and will replace our existing $50 million partially secured revolving credit facility.

(10)  Amounts borrowed under the facility bear interest equal to the 30-day LIBOR rate plus 225 basis points. The loan requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually. Effective March 22, 2002, amounts borrowed under the facility will bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility.

     The more significant debt covenants related to our mortgage debt and credit facilities limit the Company’s debt to 65% of assets (calculated as total assets plus accumulated depreciation) and require the Company to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2001, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

Interest Rate Swap

     In June 1998, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standards (''SFAS’’) No. 133, ''Accounting for Derivative Instruments and Hedging Activities.’’ This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 on January 1, 2001. There was no impact to our financial statements at the time of adoption.

     During the third quarter of 2001, we borrowed $82.6 million of long-term debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. At the end of the third quarter, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which has subsequently been extended to November 1, 2002 at a fixed rate of 7.50% as described in the Recent Developments section herein. Fixing the rate of this debt with an interest rate swap continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term. The swap was designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap and the underlying terms of the debt, we determined that the derivative instrument is highly effective. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income, and, depending on the fair value of the swap, as either a derivative instrument asset or derivative instrument liability on our consolidated balance sheets. As of December 31, 2001, we had an unrealized gain on the swap of approximately $2.2 million, which is included in other assets on our consolidated balance sheets and accumulated other comprehensive income within our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income.

Liquidity Requirements

     Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and holders of Units (“Unitholders”), and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing credit facilities. We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with amounts available under our existing long-term debt commitments, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

     As of December 31, 2001, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

     Aggregate annual principal maturities of mortgage debt as of December 31, 2001 are as follows (in thousands):

For the Year Ended December 31,
2002	$18,754
2003	31,999
2004	22,298
2005	23,629
2006	24,975
Thereafter	516,001

Total	$637,656

     During the second quarter of 2001, we received a commitment for $150.0 million of long-term secured financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month LIBOR rate. During the third quarter of 2001, we borrowed $82.6 million under this commitment to partially fund third quarter acquisitions and to repay amounts outstanding under our short-term credit facilities. As of December 31, 2001, we had $67.4 million available under this commitment.

     On August 8, 2001, we sold 3,852,500 common shares (which includes the full exercise of the underwriters’ over-allotment option to purchase 502,500 common shares) in an underwritten public offering at a price to the public of $17.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.3 million. After the offering, $134.5 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Partnership in exchange for Units in the Partnership and the Partnership used the proceeds to fund a portion of the purchase price of third quarter acquisitions.

     During the fourth quarter of 2001, we received a commitment for a $60 million unsecured revolving credit facility. The facility will be syndicated with five participating financial institutions including three funding sources that are new for us. The commitment provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. This facility is expected to close by the end of the first quarter of 2002 and will replace our existing $50 million partially secured revolving credit facility.

     We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of December 31, 2001, our debt was approximately 56% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we typically match the average term of our long-term leases with the average term of our debt as well as the type of leases with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of December 31, 2001, approximately 82% of our debt outstanding (including the $81.2 million of variable rate debt that will become fixed rate debt effective July 1, 2002 under an interest rate swap arrangement, which has subsequently been extended to November 1, 2002 as described in the Recent Developments section herein) was substantially match-funded, non-recourse debt. As of December 31, 2001, our long-term debt had a weighted average remaining term of 10.6 years, and our leases had a weighted average remaining term of 11.8 years.

     We may offer our tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the CPI. As of December 31, 2001, $314.2 million of our $1.2 billion real estate portfolio, or 26%, was subject to variable rate leases. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features, and none of such leases contain a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. These types of leases generally are or will be financed with long-term, variable rate debt, thereby fixing our investment spread. As of December 31, 2001, $380.8 million of our total outstanding debt was variable rate debt, which includes $81.2 million of variable rate debt that will become fixed rate debt effective July 1, 2002 under an interest rate swap arrangement, which has subsequently been extended to November 1, 2002 as described in the Recent Developments section herein. We believe the existing mix of variable rate leases and variable rate debt maintains our balance sheet flexibility, while continuing our policy of minimizing interest rate risk.

     In light of our current financial position, we believe that we will be able to obtain additional financing for our short-term and long-term liquidity requirements without exceeding our current debt to asset ratio policy. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Common Share Repurchase Program

     During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. During 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. From the inception of the common share repurchase program through December 31, 2001, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

     Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 508,000 and 458,000 common shares under the DRIP and received approximately $7.4 and $5.9 million in proceeds for the years ended December 31, 2001 and 2000, respectively.

Purchase of Warrants Outstanding to Purchase Common Shares

     During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The purchase price was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remainder was paid in January 2002, and was funded with debt and cash on hand. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants would have expired in February 2003. The purchase of the warrants is considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. As of December 31, 2001, we had warrants outstanding to acquire a total of 105,000 common shares, at an exercise price of $15.00 per share. All warrants outstanding as of December 31, 2001 are for terms of five years and expire no later than January 2004.

Funds from Operations

     Funds From Operations (“FFO”) is defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest and extraordinary item (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. Adjusted FFO (“AFFO”) is FFO less straight-lined rents.

     NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO and AFFO meaningful, additional measures of operating performance because they primarily exclude the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted them as performance measures. Comparison of our presentation of FFO, using the NAREIT definition, and AFFO, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     FFO and AFFO for the years ended December 31, 2001 and 2000 is computed as follows (in thousands):

	2001	2000
Net income before minority interest	$43,074	$36,140
Real estate depreciation and amortization	21,477	17,626
Gain on sale of assets	(218)	(311)

FFO	64,333	53,455
Less: straight-lined rents	(3,427)	(2,359)

AFFO	$60,906	$51,096

Weighted average number of common shares and units used to compute basic FFO and AFFO per share	31,708	29,274

Weighted average number of common shares and units used to compute fully diluted FFO and AFFO per share	32,726	29,476

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our policy of substantially match-funding at least 70% of our long-term debt with long-term leases reduces our exposure to interest rate fluctuations. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

     During the year ended December 31, 2001, our fixed rate debt decreased from $481.9 million at December 31, 2000 to $320.4 million as of December 31, 2001. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at December 31, 2001 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $16.9 million.

     During the year ended December 31, 2001, our variable rate debt increased from $103.8 million as of December 31, 2000 to $380.8 million as of December 31, 2001. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program increased from $78.8 million as of December 31, 2000 to $314.2 million as of December 31, 2001. Interest rate fluctuations may affect our annual interest expense on our variable rate debt as well as our annual rental income on our variable rate leases. Because the interest rates on our short-term and long-term variable rate debt and the base rents on our variable rate leases are based on a spread over an applicable index, the increase or decrease in interest expense as a result of a one percentage point increase or decrease in the interest rate on our variable rate debt would be substantially offset by the increase or decrease in the rental income from our variable rate leases as a result of the increase or decrease in the index used to calculate the base rent. As a result, we believe that our net income would not change substantially as a result of changes in interest rate. Therefore, we exclude the $314.2 million from our total variable rate debt of $380.8 million (including the $81.2 million of variable rate debt that will become fixed rate debt effective July 1, 2002 under an interest rate swap arrangement, which has subsequently been extended to November 1, 2002 as described in the Recent Developments section herein) in calculating the effect of a change in interest rates on our variable rate debt. It should also be noted that the majority of our variable rate lease agreements contain minimum rates designed to protect us from a decrease in interest rates. A change in interest rates would, however, affect the interest due on our remaining $66.6 million of variable rate debt. If interest rates on this portion of our variable rate debt had been one percentage point higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $666,000, based on balances at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Capital Automotive REIT:

     We have audited the accompanying consolidated balance sheets of Capital Automotive REIT (a Maryland real estate investment trust, the “Company”) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and other comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Automotive REIT and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
January 25, 2002

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	As of December 31,

	2001	2000

ASSETS
Real estate:
Land	$508,556	$446,418
Buildings and improvements	721,138	591,452
Accumulated depreciation	(59,789)	(38,644)

	1,169,905	999,226
Cash and cash equivalents	9,490	6,298
Other assets, net	20,305	16,065

TOTAL ASSETS	$1,199,700	$1,021,589

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES:
Mortgage debt	$637,656	$571,519
Borrowings under credit facilities	63,508	14,200
Accounts payable and accrued expenses	14,661	24,254
Security deposits payable	6,969	5,855

TOTAL LIABILITIES	722,794	615,828

Minority interest	110,885	115,728

SHAREHOLDERS’ EQUITY:
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 26,428,188 shares issued and outstanding as of December 31, 2001 and 21,185,240 shares issued and outstanding as of December 31, 2000	264	212
Additional paid-in capital	378,923	307,715
Accumulated other comprehensive income	2,249	—
Distributions in excess of accumulated earnings	(15,415)	(17,894)

TOTAL SHAREHOLDERS’ EQUITY	366,021	290,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,199,700	$1,021,589

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,

	2001	2000	1999

Revenue:
Rental	$117,800	$102,101	$74,339
Interest and other	479	1,050	1,534

Total revenue	118,279	103,151	75,873

Expenses:
Depreciation and amortization	21,542	17,725	15,347
General and administrative	7,114	6,592	6,781
Interest	46,549	42,694	24,541

Total expenses	75,205	67,011	46,669

Net income before minority interest and extraordinary item	43,074	36,140	29,204
Minority interest	(11,171)	(10,328)	(7,473)

Net income before extraordinary item	31,903	25,812	21,731
Extraordinary item – Extinguishment of debt	(526)	—	—

Net income	$31,377	$25,812	$21,731

Shares of common stock outstanding used to compute basic earnings per share	23,432	20,911	21,607

Basic earnings per share before extraordinary item	$1.36	$1.23	$1.01
Basic earnings per share	$1.34	$1.23	$1.01

Shares of common stock outstanding used to compute diluted earnings per share	24,450	21,113	21,629

Diluted earnings per share before extraordinary item	$1.32	$1.22	$1.01
Diluted earnings per share	$1.30	$1.22	$1.01

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER
COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

	Common Shares			Distributions	Accumulated
			Additional	In Excess of	Other		Other
			Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total	Income
BALANCE AT DECEMBER 31, 1998	21,607,415	$216	$312,466	$(4,025)	$—	$308,657	$—

Adjustment to reflect minority interest ownership in Partnership	—	—	(1,356)	—	—	(1,356)	—
Registration fees and other	—	—	432	—	—	432	—
Dividends declared	—	—	—	(29,865)	—	(29,865)	—
Net income	—	—	—	21,731	—	21,731	21,731

BALANCE AT DECEMBER 31, 1999	21,607,415	$216	$311,542	$(12,159)	$—	$299,599	$21,731

Adjustment to reflect minority interest ownership in Partnership	—	—	(688)	—	—	(688)	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	457,835	5	5,870	—	—	5,875	—
Exercise of common stock options	19,990	—	280	—	—	280	—
Registration fees	—	—	(27)	—	—	(27)	—
Stock compensation expense	—	—	592	—	—	592	—
Repurchase of common shares	(900,000)	(9)	(9,854)	—	—	(9,863)	—
Dividends declared	—	—	—	(31,547)	—	(31,547)	—
Net income	—	—	—	25,812	—	25,812	25,812

BALANCE AT DECEMBER 31, 2000	21,185,240	$212	$307,715	$(17,894)	$—	$290,033	$25,812

Adjustment to reflect minority interest ownership in Partnership	—	—	381	—	—	381	—
Proceeds from follow-on offering, net of costs	3,852,500	38	61,222	—	—	61,260	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	508,237	5	7,327	—	—	7,332	—
Exercise of common stock options and warrants	417,942	4	6,105	—	—	6,109	—
Redemption of units of limited partnership interest in the Partnership to common shares	474,269	5	6,104	—	—	6,109	—
Purchase of outstanding warrants to purchase common shares	—	—	(10,754)	—	—	(10,754)	—
Stock compensation expense	—	—	965	—	—	965	—
Repurchase of common shares	(10,000)	—	(142)	—	—	(142)	—
Change in valuation of interest rate swap	—	—	—	—	2,249	2,249	2,249
Dividends declared	—	—	—	(28,898)	—	(28,898)	—
Net income	—	—	—	31,377	—	31,377	31,377

BALANCE AT DECEMBER 31, 2001	26,428,188	$264	$378,923	$(15,415)	$2,249	$366,021	$33,626

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,377	$25,812	$21,731
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item	526	—	—
Gain on disposition of real estate	(218)	(311)	(245)
Depreciation and amortization	22,824	18,844	16,042
Income applicable to minority interest	11,171	10,328	7,473
Increase in other assets	(4,109)	(1,443)	(11,041)
Increase (decrease) in accounts payable and accrued expenses	(3,371)	1,693	4,732
Increase in security deposits payable	1,114	1,087	861

Net cash provided by operating activities	59,314	56,010	39,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals	(47)	(33)	(61)
Real estate acquisitions	(199,286)	(103,885)	(407,905)
Real estate dispositions	8,675	5,244	7,020

Net cash used in investing activities	(190,658)	(98,674)	(400,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facilities	192,338	60,400	62,000
Proceeds from mortgage debt	83,261	80,101	345,000
Repayment of borrowings under credit facilities	(143,030)	(46,200)	(62,000)
Mortgage principal payments	(17,124)	(10,093)	(5,487)
Payment of cash dividend	(36,854)	(31,065)	(28,990)
Distributions to minority partners	(12,807)	(12,309)	(9,220)
Repurchase of common shares	(142)	(9,863)	—
Purchase of outstanding warrants to purchase common shares	(4,719)	—	—
Redemption of units of limited partnership interest in the Partnership	(1,006)	—	—
Proceeds from follow-on offering, net of costs	61,260	—	—
Proceeds from issuance of other common shares, net of costs	13,359	6,105	(130)

Net cash provided by financing activities	134,536	37,076	301,173

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,192	(5,588)	(60,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,298	11,886	72,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,490	$6,298	$11,886

SUPPLEMENTAL DATA:
Real estate acquisitions in exchange for equity issuance	$1,212	$1,897 (1)	$23,376
Fourth quarter distribution	$—	$11,411	$10,786 (2)
Interest paid during the period	$51,179	$40,778	$17,353

(1) Declared in fourth quarter 2000, paid in January 2001. (2) Declared in fourth quarter 1999, paid in January 2000.

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Capital Automotive REIT (the “Company”) is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P. (the “Partnership”) and its subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2001, owned approximately 76.7% of the units of limited partnership interest in the Partnership (“Units”). References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operators of dealerships to refer to the related persons and companies that lease our properties. We focus on buying properties from dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations.

     As of December 31, 2001, we had invested more than $1.2 billion in 260 properties located in 27 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), comprising approximately 1,800 acres of land and containing approximately 9.9 million square feet of buildings and improvements. Our tenants operate 365 motor vehicle franchises on our properties, representing nearly 40 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 13.9 years. The leases typically have options to renew upon the same terms and conditions for one or more addititional periods of five to 10 years each exercisable at the option of the tenant (ranging from a total of five to 40 years).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, and other entities where the Company has a majority ownership, all of which it controls. The equity interests of other investors are reflected as minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     During the first half of 1999, we began undertaking a review of the estimated useful lives we were using on our real estate portfolio. Our review was completed in the third quarter of 1999. Our business reasons for undertaking a review of the estimated remaining useful lives of our properties acquired prior to 1999 were as follows: (i) we began acquiring

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties during 1998 and 1999 from publicly-traded automotive dealership groups and we investigated the depreciation policies of these publicly-traded dealership groups and determined that many were depreciating the types of buildings and improvements that we were acquiring over periods in excess of 30 years; and (ii) our tenants are continually remodeling and upgrading their dealerships to adhere to manufacturer specifications (for example, the appearance of the franchised automotive dealership) and we believed, and continue to believe, that the remodeling and upgrading of our properties by our tenants preserves the value of the properties to a greater extent than normal maintenance and, therefore, justifies a longer estimated useful life for the properties. This information provided us with better insight and improved judgment with respect to approximating the remaining useful lives of the properties included in our portfolio. Furthermore, as part of our due diligence process, we generally engage third parties to perform appraisals and/or structural reviews on each property. These reports generally provide the age and the remaining estimated useful life of the buildings and improvements. The information obtained from these reports further supported our conclusion that a longer depreciable life was warranted.

     Based on this analysis, it was determined that the average remaining useful life of our buildings and improvements that were acquired prior to 1999 was approximately 30 years. Not all assets were found to have a remaining useful life of 30 years, however. As a result, we revised the depreciable lives on those properties whose remaining useful life approximated 30 years to 30 years and for those assets with a remaining useful life of less than 30 years, we continue to depreciate the buildings and improvements over 20 years. The change in depreciable life is considered a change in an accounting estimate and has been recorded on a prospective basis beginning in the third quarter of 1999. The impact of this change reduced depreciation expense on the assets acquired prior to 1999 by approximately $2.2 million, and thus, increased net income by approximately $2.2 million, for both years ended December 31, 2000 and December 31, 1999.

     We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less, then an impairment loss is recognized equal to the difference between the fair value of the property and its carrying amount. No impairment losses have been recorded to our net property carrying values as of December 31, 2001.

Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

Deferred Loan Costs

     Certain costs incurred in connection with obtaining our credit facilities and issuance of mortgage debt are capitalized and generally amortized over the terms of the respective credit facilities or debt on a straight-line basis (which approximates the effective interest method). These costs, net of accumulated amortization, are included in other assets and total approximately $7.2 million and $8.9 million as of December 31, 2001 and 2000, respectively.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Leasing Costs

     Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets and total approximately $1.0 million and $831,000 as of December 31, 2001 and 2000, respectively. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Income Taxes

     We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 90% of our taxable income to our shareholders and comply with certain other requirements.

Rental Revenue Recognition

     We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed per the lease agreement. However, under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of December 31, 2001, $314.2 million of our $1.2 billion real estate portfolio, or 26%, was subject to variable rate leases. This compares to $78.8 million of our $1.04 billion real estate portfolio, or 8%, that was subject to variable rate leases as of December 31, 2000. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features, and none of such leases contain a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index (“CPI”). Certain of our leases also or alternatively provide for a fixed minimum and/or maximum periodic adjustment during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and total approximately $6.7 million and $3.3 million as of December 31, 2001 and 2000, respectively.

     During the third quarter of 1999, we began, on a prospective basis, straight-lining our rents for our leases with fixed minimum escalators. Prior to the third quarter of 1999, we had assessed the impact of straight-lining our fixed minimum escalator rental income and determined that the amounts were not material to our financial statements. As a result, we did not straight-line the impact of fixed minimum escalator rental income, but rather recorded any increases to rental income from escalators when the increased amounts were due from tenants. During the third quarter of 1999, we determined that, due to our growth as a result of acquisitions and the increase in the number of leases that included fixed minimum escalators, the impact of not straight-lining the fixed minimum escalators would start to become material to our financial statements during the third quarter of 1999. As a result, we decided to change our policy and began straight-lining the impact of the fixed minimum escalators beginning with our third quarter 1999 financial statements. The impact of not straight-lining the rent for the year ended 1998 and for the six months ended June 30, 1999 was not material to those periods, nor was the effect of the change in policy material to fiscal year 1999. For these reasons, we accounted for the change in accounting policy on a prospective basis.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

     Management compares the carrying value and the estimated fair value of our financial instruments. Due to the highly liquid and short-term nature of our investments, the carrying value approximates the fair value. After determining fair value of long-term debt instruments by discounting future cash flows using current market rates, management believes there were no material differences in the carrying value and the fair value of our debt instruments as of December 31, 2001 and 2000. In addition, as of December 31, 2001, we had an interest rate swap outstanding, which we marked to market through other comprehensive income and carried as a derivative instrument asset on our balance sheet.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We do not expect the adoption of either SFAS No. 141 or SFAS No. 142 to have a significant impact on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We do not expect the adoption of SFAS No. 144 to have a significant impact on our financial condition or results of operations.

4. ACQUISITIONS OF PROPERTIES

     During the year ended December 31, 2001, we completed approximately $200.4 million of acquisitions, which included 20 dealership properties, facility improvements and expansions on 11 previously acquired properties and three construction fundings. We funded the acquisitions with net proceeds from our underwritten public equity offering that closed during the third quarter, the issuance of approximately 80,000 Units (valued at approximately $1.2 million at the time of acquisition), the issuance of long-term debt, funds drawn down on our credit facilities and cash on hand. These acquisitions added approximately 1.1 million square feet of buildings and improvements on approximately 290 acres of land and are located in 15 states (Alabama, California, Florida, Georgia, Indiana, Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms generally ranging from 10 to 24 years, with a weighted average initial lease term of 15.7 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. RELATED PARTY TRANSACTIONS

     As of December 31, 2001, we owned 24 properties that were leased to entities related to three members of our Board of Trustees and/or members of their families. In conjunction with the purchases of these properties, we entered into long-term, triple-net lease agreements with two 10-year renewal periods exercisable at the option of the tenant. The leases in the aggregate provide for annualized rental payments as of December 31, 2001 of approximately $12.2 million.

     During 2001, two members of our Board of Trustees (including their affiliates) accepted our offer to purchase for $3.90 per share their warrants to purchase approximately 1.4 million of our common shares for an aggregate purchase price of approximately $5.5 million. The purchase was made pursuant to our purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The purchase price was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price for the common shares underlying the warrants was $15.00 and the warrants were to expire in February 2003.

6. OPERATING LEASES

     Substantially all of our properties are leased under long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The leases have initial terms that range generally from 10 to 20 years and generally include multiple options to renew upon the same terms and conditions, exercisable at the option of the tenants. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed per the lease agreement. However, under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the CPI. Certain of our leases also or alternatively provide for a fixed minimum and/or maximum periodic adjustment during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. A limited number of our leases offer tenant purchase options, generally at a pre-determined price or the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of CPI at the time the option is exercised.

     Future minimum rental payments as of December 31, 2001 will be received as follows (in thousands):

For the Year Ended December 31,
2002	$121,867
2003	122,589
2004	123,779
2005	124,802
2006	125,713
Thereafter	820,480

Total	$1,439,230

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2001, there were two years and two months remaining on a six-year lease agreement for our current office space. The office lease is accounted for as an operating lease. Future minimum lease payments at December 31, 2001 are as follows:

For the Year Ended December 31,
2002	$219,523
2003	226,109
2004	37,869

Total	$483,501

7. EARNINGS PER SHARE

     Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income, adjusted to reflect the change in our share of income based on an ownership calculation that includes weighted average common share equivalents, divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, phantom shares, options and warrants. A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Net Income Before Extraordinary Item:
Earnings per share – basic	$31,903	$25,812	$21,731
Adjustments (1)	342	—	—

Earnings per share — diluted	$32,245	$25,812	$21,731

Net Income After Extraordinary Item:
Earnings per share – basic	$31,377	$25,812	$21,731
Adjustments (1)	342	—	—

Earnings per share — diluted	$31,719	$25,812	$21,731

Weighted Average Shares:
Earnings per share – basic	23,432	20,911	21,607
Adjustments (1)	1,018	202	22

Earnings per share — diluted	24,450	21,113	21,629

Earnings Per Share Before Extraordinary Item:
Earnings per share – basic	$1.36	$1.23	$1.01
Adjustments (1)	(0.04)	(0.01)	—

Earnings per share — diluted	$1.32	$1.22	$1.01

Earnings Per Share After Extraordinary Item:
Earnings per share – basic	$1.34	$1.23	$1.01
Adjustments (1)	(0.04)	(0.01)	—

Earnings per share — diluted	$1.30	$1.22	$1.01

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

(1)	Adjustment to net income reflects the change in our share of income based on an ownership calculation including weighted average common share equivalents. The adjustment to weighted average shares reflects the effect of dilutive common share equivalents outstanding for the period, based on the treasury stock method.

8. MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

     As of December 31, 2001, we had total debt outstanding of $701.2 million. Of this debt, approximately $637.7 million (consisting of $320.4 million of fixed rate and $317.3 million of variable rate debt) was mortgage debt secured by approximately 220 of our properties. In addition, we had $63.5 million outstanding on our revolving credit facilities.

     The following is a summary of our total debt outstanding as of December 31, 2001 and 2000 (dollars in thousands):

		Principal Balance	Principal Balance	2001
		as of December 31,	as of December 31,	Effective Interest	Term/Amortization
Description of Debt	Original Debt Issued	2001	2000	Rate*	Schedule

7.59% fixed rate debt due 12/1/08 (1)	$38,050	$35,886	$37,103	8.00%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14 (2)	111,950	98,891	103,749	7.94%	15 yr/15 yr
8.05% fixed rate debt due 10/1/14 (3)	85,000	78,319	81,560	8.33%	15 yr/15 yr
7.54% fixed rate debt due 7/6/11 (4)	100,000	96,132	98,093	7.71%	12 yr/25 yr
8.03% fixed rate debt due 9/29/11 (5)	150,000	—	150,000	8.08%
7.50% fixed rate debt due 1/20/03 (6)	12,000	11,108	11,421	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$497,000	$320,336	$481,926	7.99%

Variable rate debt due 9/29/11 (5)	150,000	149,419	—	5.18%	12 yr/25 yr
Variable rate debt due 8/10/13 (7)	82,600	81,223	—	4.78%	12 yr/30 yr

Various variable rate debt (8)	90,554	86,678	89,593	6.66%	10 to 12 yr/25 to 30 yr

Total Mortgage Variable Rate Debt	$323,154	$317,320	$89,593	6.60%

TOTAL MORTGAGE DEBT		$637,656	$571,519	7.28%

$50 million revolving partially secured facility (9)		17,400	14,198	6.29%	3 yr
$100 million revolving secured facility (10)		46,108	2	6.56%	1 yr

TOTAL CREDIT FACILITIES		$63,508	$14,200	6.46%
TOTAL DEBT OUTSTANDING		$701,164	$585,719	7.36%

•	Includes deferred loan fees amortized over the life of the loans.

(1)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2001 have an

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate net book value of approximately $63.1 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

(2)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $1.8 million. The loan is secured by mortgages on 49 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $177.1 million. The Partnership has provided a guaranty limited to approximately $26.1 million of this loan, contingent upon the occurrence of certain circumstances.

(3)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $2.9 million. The loan is secured by mortgages on 28 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $148.8 million. The loan described in footnote (2) and this loan are cross-collateralized.

(4)  The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by 48 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $169.4 million.

(5)  This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $114.4 million. The loan is secured by 60 of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $211.2 million.

(6)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $10.8 million. The note is secured by four of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $22.6 million.

(7)  The loan requires quarterly interest payments and level principal payments with a final payment at maturity of approximately $49.6 million. The note is secured by nine of our properties, which as of December 31, 2001 have an aggregate net book value of approximately $102.1 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. At the end of the third quarter, the Company entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which has subsequently been extended to November 1, 2002 at a fixed rate of 7.50% as described in the Subsequent Events footnote herein. See “Interest Rate Swap” below.

(8)  These loans bear interest at variable rates ranging from 200 to 215 basis points per annum above the A1-P1 Commercial Paper Rate and have maturity dates ranging from December 22, 2009 to December 18, 2012. The terms of the various loans require quarterly interest payments and level principal payments until maturity, at which time the loans require final payments totaling approximately $51.3 million. Excluding $19.2 million of the variable rate debt, the loans are secured by 16 properties, which as of December 31, 2001 have an aggregate net book value of approximately $84.6 million. The remaining $19.2 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote (4).

(9) Amounts borrowed under the facility bear interest equal to the 30-day LIBOR rate plus 175 basis points. The loan requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matured on March 3, 2002 and has been extended until such time it is replaced by a new unsecured revolving credit facility. We have received a commitment for a $60 million unsecured revolving credit facility. The facility will be syndicated with five participating financial institutions including three funding sources that are new for us. The commitment provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. This facility is expected to close by the end of the first quarter of 2002 and will replace our existing $50 million partially secured revolving credit facility.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Amounts borrowed under the facility bear interest equal to the 30-day LIBOR rate plus 225 basis points. The loan requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually. Effective March 22, 2002, amounts borrowed under the facility will bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility.

     The more significant debt covenants related to our mortgage debt and credit facilities limit the Company’s debt to 65% of assets (calculated as total assets plus accumulated depreciation) and require the Company to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2001, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

     Aggregate annual principal maturities of mortgage debt as of December 31, 2001 are as follows (in thousands):

For the Year Ended December 31,
2002	$18,754
2003	31,999
2004	22,298
2005	23,629
2006	24,975
Thereafter	516,001

Total	$637,656

Interest Rate Swap

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 on January 1, 2001. There was no impact to our financial statements at the time of adoption.

     During the third quarter of 2001, we borrowed $82.6 million of long-term debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. At the end of the third quarter, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which has subsequently been extended to November 1, 2002 at a fixed rate of 7.50% as described in the Subsequent Events footnote herein. Fixing the rate of this debt with an interest rate swap continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term. The swap was designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap and the underlying terms of the debt, we determined that the derivative instrument is highly effective. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income, and, depending on the fair value of the swap, as either a derivative instrument asset or derivative instrument liability on our

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets. As of December 31, 2001, we had an unrealized gain on the swap of approximately $2.2 million, which is included in other assets on our consolidated balance sheets and accumulated other comprehensive income within our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income.

Extraordinary Item – Extinguishment of Debt

     As noted in footnote (5) of the debt table herein, the interest rate on $150 million of debt was converted from fixed rate to variable rate during the third quarter of 2001. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, the significant modification should be treated as an extinguishment of debt. As a result, we wrote off the remaining deferred loan fees relating to the fixed rate debt and classified the write-off as an extraordinary item on the consolidated statements of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share.

9. MINORITY INTEREST

     Minority interest represents the units of the Partnership owned by limited partners (other than the Company) of the Partnership. Minority interest is calculated at approximately 23.3 percent and 28.5 percent of the Partnership’s partners’ capital as of December 31, 2001 and 2000, respectively. Minority interest is calculated at approximately 25.9 percent and 28.6 percent of the Partnership’s partners’ net income for the years ended December 31, 2001 and 2000, respectively. The ownership of the Partnership as of December 31, 2001 and 2000 is as follows (Units in thousands):

		December 31,

	2001		2000

	Units	Percent	Units	Percent

Partners’ capital:
Limited Partners	8,006.3	23.3%	8,453.3	28.5%
The Company	26,428.2	76.7%	21,185.2	71.5%

Total	34,434.5	100.0%	29,638.5	100.0%

10. SHARE-BASED COMPENSATION

     During 1998, we adopted the Capital Automotive Group 1998 Equity Incentive Plan (the “Plan”). Under the Plan, the Executive Compensation Committee of the Board of Trustees (the “Committee”) was authorized to grant up to approximately 2.8 million options to our employees, non-employee trustees and certain other service providers, to purchase common shares of the Company (“Share Options”) and/or Units of the Partnership (“Unit Options”). In February 1999, the Committee and the Board of Trustees approved amendments to the Plan and subsequently received shareholder approval on May 7, 1999 (the “Amended Plan”). The Amended Plan (i) eliminated Unit Options, (ii) provided that the Committee could make grants of restricted shares and/or phantom shares, and (iii) increased the number of shares the Committee may grant under the Amended Plan to approximately 3.8 million. The exchanged Share Options were granted at the same exercise price and on the same exercise schedule, terms and conditions on which the Unit Options were originally granted.

Share Options

     Share Options granted under the Amended Plan have exercise prices equal to or greater than the fair market value of a common share at the date of the grant and typically become exercisable at a rate of 25% per year over a four-year period, generally commencing on the first anniversary of the date of grant for employees, except for the initial grant of

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share Options — Exchange of Unit Options to Share Options

     At the completion of the Company’s initial public offering in February 1998, certain employees and trustees were issued Unit Options in the Partnership under the Plan. The Units issuable upon exercise of the Unit Options gave the employee the right to “put” the newly acquired Units to the Partnership, which, under the partnership agreement, enables these Unitholders the right to receive either cash or, at our option, an equal number of the Company’s common shares. The Partnership’s partnership agreement defines the conversion ratio as one Unit for one common share. Each Unit has all the same economic rights of a common share including receiving the same dividend.

     Due to a change in the tax law, it was determined that the employees and trustees no longer needed to be awarded Unit Options but instead could hold Share Options directly from the Company. As a result, we converted the Unit Options to Share Options (on a one-for-one basis) and treated such change as a minor modification, thus not triggering a new measurement date. All economic terms of the options remained the same, including exercise price, exercise schedule and term. The mechanics were simplified, however, because the employee no longer had to exercise the Unit Option and then put the Unit to the Partnership, as described above, in order to receive a common share. Instead, upon exercise of the Share Option, the employee would immediately get the common share. We concluded that the fair value of a Share Option approximated the fair value of a Unit Option and therefore the holders had the same economic position after the exchange.

     The following is a summary of our Share Option activity for the years ended December 31, 2001 and 2000 (Share Options in thousands):

		Weighted
		Average
	Number of	Exercise
	Options	Price
Share Options outstanding at December 31, 1999	2,828	$14.67
Granted	447	11.75
Forfeited	96	13.19
Exercised or expired	20	14.02

Share Options outstanding at December 31, 2000	3,159	$14.31

Granted	2	15.31
Forfeited	4	12.24
Exercised or expired	138	13.84

Share Options outstanding at December 31, 2001	3,019	$14.33

     Share Options outstanding at December 31, 2001 have exercise prices between $11.59 and $18.69, with a weighted average exercise price of $14.33 and a weighted average remaining contractual life of 6.58 years. At December 31, 2001, there were approximately 2.5 million Share Options exercisable at a weighted average exercise price of $14.70 and a weighted average remaining contractual life of 6.37 years.

Restricted Shares

The following is a summary of our restricted share activity for the years ended December 31, 2001, 2000 and 1999 (in thousands, except share and per share data):

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Number of	Number of	Restricted Shares	Total Value
Grant	FMV Price on Date of	Restricted Shares	Restricted Shares	Outstanding as of	on Date of	Compensation Expense (5)
Date	Grant	Granted	Forfeited	12/31/01	Grant	2001	2000	1999
5/07/99 (1)	$12.9375	37,091	7,762	29,329	$479	$129	$158		$99
1/17/00 (1)	11.5940	46,234	4,948	41,286	536	161	161	—
5/11/00 (2)	13.8750	77,500	—	77,500	1,075	358	239	—
1/24/01 (3)	14.5625	76,948	824	76,124	1,120	239	—	—
5/10/01 (4)	16.1000	1,000	—	1,000	16	3	—	—

(1)	On May 7, 1999, the Committee approved the granting of Performance Accelerated Restricted Shares (“PARS”) to certain employees at a purchase price of $0.01 per share. The PARS were issued under the Amended Plan and are subject in all respects to the applicable provisions of the Amended Plan. The PARS originally had a vesting schedule of approximately seven years from the effective date of January 1, 1999 with the opportunity to accelerate the vesting if the Company achieved certain specified performance targets. On January 17, 2000, the Committee approved a change in the vesting period on all PARS granted on May 7, 1999 to reflect that one half (1/2) of such PARS would vest after approximately three years from the effective date of January 1, 1999 and the remainder, still subject to performance acceleration, would vest after seven years. Also on January 17, 2000, the Committee approved the granting of additional PARS to certain employees at a purchase price of $0.01 per share. On May 11, 2000, the Committee amended the vesting schedule on all PARS granted in 1999 and 2000 to eliminate the “performance accelerated” feature and to generally provide that all restricted shares vest on the third anniversary of the effective date of the grant.

(2)	The restricted shares were granted at a purchase price of $0.01 per share. The restricted shares vest on the third anniversary from the effective date of the grant.

(3)	The restricted shares were granted at a purchase price of $0.01 per share. The restricted shares vest as follows: Approximately 61,000 restricted shares granted to executive officers vest after 5 years; and 50% of approximately 16,000 restricted shares granted to other employees vest after 3 years and the remaining 50% vest after 5 years.

(4)	The restricted shares were granted at a purchase price of $0.01 per share. 50% of the restricted shares vest after 3 years and the remaining 50% vest after 5 years.

(5)	At the date of grant, both the number of the common shares and price to be paid by the employee was known, and the measurement date therefore coincided with the date of grant. The compensation expense was measured by the difference between the purchase price of the PARS or restricted shares, which equaled $0.01 per share, and the market price of the common shares on the date of the grant. The compensation expense and corresponding offset to shareholders’ equity is recognized ratably over the vesting period, which is generally three to five years from the effective date of the grant, except as noted below. For the May 7, 1999 grant, the compensation was initially recognized over the initial vesting period of seven years beginning on the effective date. When the vesting for one half of the PARS was reduced to three years on January 17, 2000, a cumulative adjustment totaling $37,000 was recorded to compensation expense during the fourth quarter of 1999 to properly reflect the revised vesting schedule for one half of the PARS to three years from the effective date. For the May 7, 1999 and January 17, 2000 grants, when the vesting schedule for the remaining one half of the PARS granted in 1999 and 2000 was reduced from seven years to three years on May 11, 2000, a cumulative adjustment totaling $57,000 was recorded to compensation expense during the second quarter of 2000.

Restricted Shares – Dividend Equivalents

     A holder of our restricted shares has no voting rights, but receives dividend equivalents with respect to the restricted shares, which are equal to the value of any dividends paid with respect to our common shares. Certain employees may elect to receive the dividend equivalent payment with respect to the restricted shares held on the

CONSOLIDATED AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend record date in the form of cash or additional restricted shares. The additional restricted shares vest in accordance with the vesting schedule of the underlying restricted shares. If the employee terminates prior to the vesting date, the employee is entitled to the additional restricted shares, or to cash equal to the fair market value of the restricted shares on the termination date, at our option. The dividend equivalents related to the restricted shares are recorded as a dividend distribution under the shareholders’ equity section on the dividend record date.

Phantom Shares

     In January 2000, we instituted a Phantom Share Purchase Program requiring mandatory, and authorizing voluntary, purchases of phantom shares upon the deferral of a portion of certain employees’ annual bonus. Under this program, unless the Committee determines otherwise, 20% of any annual bonus payable to an executive officer must be deferred, and the executive officer may elect to defer up to an additional 30% of any annual bonus payable to him. In addition, certain other employees may elect to defer up to 20% of their annual bonus. The phantom shares are purchased at a price equal to 80% of the fair market value of our common shares on the date of grant. The phantom shares awarded upon the deferral of a portion of annual bonuses generally vest on the third anniversary from the date of grant. If the employee terminates prior to the vesting date, the employee is entitled to the lesser of (i) the amount of the annual bonus deferred or (ii) an amount equal to the number of phantom shares multiplied by the fair market value of the phantom shares on the termination date. The following is a summary of phantom shares granted upon the deferral of 1999, 2000 and 2001 bonuses earned (in thousands, except share and per share data):

		Total Amount of	Number of Phantom	Market	Purchase
Grant	Year Bonus	Bonuses Deferred	Shares	Price per	Price per	20% Discount		Compensation Expense (2)
Date	Earned	(1)	Granted	Share	Share	Value	2001	2000	1999

1/17/00	1999	$410	44,208	$11.5940	$9.2752	$103	$34	$34	$—
1/24/01	2000	497	42,672	14.5625	11.6500	124	42	—	—
1/18/02	2001	708	42,396	20.8800	16.7040	177	—	—	—

(1)	Included in the total bonuses deferred in 1999 was 100% of the Chief Executive Officer’s annual bonus, which deferral was approved by the Committee. Included in the total bonuses deferred in 2000 and 2001 was 100% of the Chief Executive Officer’s and another executive officer’s annual bonuses, which deferral was approved by the Committee.

(2)	The compensation expense related to the phantom shares is measured by the difference between the purchase price of the phantom shares and the market price of the common shares on the date of grant. The compensation expense is recognized ratably over the vesting period, which is generally three years from the date of grant, and is included as an offset to shareholders’ equity.

Phantom Shares – Dividend Equivalents

     A holder of our phantom shares has no voting rights, but receives dividend equivalents with respect to the phantom shares, which are equal to the value of any dividends paid with respect to our common shares. Certain employees may elect to receive the dividend equivalent payment with respect to the phantom shares held on the dividend record date in the form of cash or additional phantom shares. The additional phantom shares vest in accordance with the vesting schedule of the underlying phantom shares. If the employee terminates prior to the vesting date, the employee is entitled to an amount payable in cash equal to the number of such additional dividend equivalent phantom shares multiplied by the fair market value of the phantom shares on the termination date. The dividend equivalents related to the phantom shares are recorded as compensation expense on the dividend record date.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary

     As of December 31, 2001, approximately 3.0 million Share Options, 237,000 restricted shares, and 97,000 phantom shares were outstanding under the Amended Plan, thus leaving approximately 260,000 shares available under the Amended Plan to be granted. On January 18, 2002, the Committee approved an additional grant of 50,621 restricted shares at a purchase price of $0.01 per share, of which 50% vest after three years and 50% vest after five years from the effective date of the grant, and an additional grant of phantom share as detailed in the above table. On February 12, 2002, the Board of Trustees approved an amendment and restatement of the Amended Plan (the “Restated Amended Plan”), subject to shareholder approval on May 14, 2002. The Restated Amended Plan would increase the number of shares available for grant from approximately 3.8 million to approximately 5.1 million and would eliminate and amend several provisions of the Amended Plan to reflect current law and practice.

     We apply APB Opinion 25 in accounting for our share-based compensation and accordingly recognized no compensation expense related to the grant of Share Options during the years ended December 31, 2001, 2000 and 1999. Had compensation cost been determined using the fair value method of accounting prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share amounts) (unaudited):

For the Years Ended December 31,	2001	2000	1999

Net Income As reported	$31,377	$25,812	$21,731
Pro forma	$30,048	$24,430	$20,521
Basic Net Income Per Share As reported	$1.34	$1.23	$1.01
Pro forma	$1.28	$1.17	$0.95
Diluted Net Income Per Share As reported	$1.30	$1.22	$1.01
Pro forma	$1.24	$1.16	$0.95

     The Black-Scholes option pricing model has been used to estimate the value of all Share Options granted. For Share Options issued, the model uses the following assumptions:

Year Share Options	Risk-free			Expected Share
were Issued	Interest Rate	Dividend Growth	Stock Volatility	Option Life

2001	3.982%	3.0%	21.31%	4.0
2000	4.825%	5.0%	41.07%	4.0
1999	6.670%	5.0%	34.96%	4.0
1998	4.625%	10.0%	21.75%	4.0

11. WARRANTS TO PURCHASE COMMON SHARES

     During 2001, a total of 279,446 warrants to purchase common shares were exercised at $15.00 per share. In addition, during the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The purchase price was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remainder was paid in January 2002, and was funded with debt and cash on hand. The purchase of the warrants was considered a retirement of an equity instrument and therefore recorded as a charge to shareholders’ equity. As of December 31, 2001, we had warrants outstanding to acquire a total of 105,000 common shares, all of which were

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable by the holders on that date at an exercise price of $15.00 per share. All warrants outstanding as of December 31, 2001 are for terms of five years and expire no later than January 2004.

12. 401(k) PLAN

     During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the “401(k) Plan”). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan. These contributions will vest ratably over five years from each employee’s date of service. During December 2000 and 2001, we approved a 20% match of the participant’s elected deferral contribution during those respective years (subject to maximum limits). For the years ended December 31, 2001 and 2000, we made matching contributions of approximately $27,000 and $25,000, respectively.

13. COMMON SHARE REPURCHASE PROGRAM

     During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. During 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. From the inception of the common share repurchase program through December 31, 2001, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

14. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

     During April 2000, the Company implemented a Dividend Reinvestment and Share Purchase Plan, which was subsequently amended in March 2001 (the “DRIP”). Under the DRIP, current shareholders and holders of Units (“Unitholders”) are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

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

     Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 508,000 and 458,000 common shares under the DRIP and received approximately $7.4 and $5.9 million in proceeds for the years ended December 31, 2001 and 2000, respectively.

15. FOLLOW-ON EQUITY OFFERING

     During the third quarter of 2001, we sold 3,852,500 common shares (which includes the full exercise of the underwriters’ over-allotment option to purchase 502,500 common shares) in an underwritten public offering at a price

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the public of $17.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.3 million. After the offering, $134.5 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Partnership in exchange for Units in the Partnership and the Partnership used the proceeds to fund a portion of third quarter acquisitions.

16. DIVIDEND DECLARATION

     On January 22, 2002, our Board of Trustees declared a cash dividend of $0.389 per share for the fourth quarter ended December 31, 2001 to shareholders of record as of February 11, 2002. The dividend was paid on February 20, 2002. Annual dividends for 2001 and 2000 totaled $1.55 per share and $1.50 per share, respectively. The annual dividends are different from total distributions calculated for tax purposes as detailed below.

     Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income and return of capital for 2001 and 2000 are as follows (unaudited):

2001
		Total Distribution	Taxable Ordinary
Record Date	Payment Date	Per Share	Income	Return of Capital
11/09/01	11/20/01	$0.3880	$0.3208	$0.0672
08/10/01	08/21/01	0.3870	0.3199	0.0671
05/10/01	05/18/01	0.3860	0.3191	0.0669
12/31/00	01/31/01	0.3850	0.3183	0.0667

Totals for 2001			$1.2781	$0.2679

2000
			Total Distribution	Taxable Ordinary
	Record Date	Payment Date	Per Share	Income	Return of Capital
	11/10/00	11/21/00	$0.3775	$0.3690	$0.0085
	08/10/00	08/18/00	0.3725	0.3641	0.0084
	05/10/00	05/18/00	0.3650	0.3568	0.0082
	12/31/99	01/31/00*	0.3600	0.2102	0.0048

Totals for 2000				$1.3000	$0.0300

*	The fourth quarter 1999 distribution, payable on January 31, 2000, was $0.36 per share and included a “spillover” distribution, with $0.145 per share taxable in 1999, $0.2102 per share taxable in 2000, and $0.0048 per share a return of capital in 2000.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2001 and 2000 is as follows (in thousands, except per share amounts):

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quarter Ended

	March 31	June 30	September 30	December 31

2001
Revenue	$28,060	$28,421	$30,337	$31,461
Net income before extraordinary item	$6,808	$7,129	$8,293	$9,673
Extraordinary item	$—	$—	$526	$—
Net income	$6,808	$7,129	$7,767	$9,673
Diluted earnings per share before extraordinary item	$0.31	$0.32	$0.33	$0.35
Diluted earnings per share	$0.31	$0.32	$0.31	$0.35
Weighted average number of shares—diluted	21,862	22,541	25,635	27,684

2000
Revenue	$25,175	$25,265	$25,768	$26,943
Net income	$6,393	$6,345	$6,487	$6,587
Diluted earnings per share	$0.30	$0.30	$0.31	$0.31
Weighted average number of shares—diluted	21,148	20,931	21,096	21,268

18. SEGMENT INFORMATION

     We adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” during 1998. SFAS No. 131 provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. Our management is our chief decision making group.

     All of our operations are derived from one operating segment. This operating segment engages in the purchase of real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on buying properties from dealerships that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion fundings, construction financing and takeout commitments in certain situations. We own interests in real estate and conduct our operations, directly or indirectly, through the Partnership and its subsidiaries.

Tenant Concentration

     Sonic Automotive, Inc. and its affiliates (“Sonic”) accounted for approximately 25% of our total rental revenue for the year ended December 31, 2001 and approximately 22% of our total annualized rental revenue as of December 31, 2001. If Sonic were to default on its lease obligations or declare bankruptcy, we could experience significantly reduced revenue until the properties Sonic leases could be leased to a new tenant or tenants. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2001 or our total annualized rental revenue as of December 31, 2001. Sonic is a publicly-traded company that is required to file all necessary reports with the SEC. All relevant information regarding Sonic may be found at the SEC’s website www.sec.gov.

     As of December 31, 2001, our properties were diversified across 27 states, with approximately 70% of our total real estate investments in the top 50 metropolitan areas in terms of population and approximately 97% of our total real estate investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs). The largest “geographic concentrations” of our properties were in the Washington, DC-MD-VA-WV MSA and the Houston, TX MSA, which accounted for approximately 13% and 12% of our total real estate investments, respectively, as of

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001. No other MSA’s concentration of properties exceeded 6% of our total real estate investments as of December 31, 2001. The Washington, DC-MD-VA-WV MSA and the Houston, TX MSA are both in the top 10 MSAs in terms of population, with the Washington, DC-MD-VA-WV MSA ranked fifth and the Houston, TX MSA ranked seventh. In addition, to minimize our geographic concentration risk in any given area, we generally require cross-guarantees (or guarantees by a parent) of all leases within a dealer group.

19. SUBSEQUENT EVENTS (UNAUDITED)

     During January 2002, we signed a letter of intent with Sonic to acquire, in a sale-leaseback transaction, 14 automotive properties valued at approximately $80 million. The properties are located in seven states (Colorado, Florida, Michigan, Nevada, North Carolina, Tennessee and Texas). These properties include 13 franchises including Cadillac, Honda, Oldsmobile and Volvo. The acquisition, which is expected to close during the second quarter of 2002, is subject to the negotiation and execution of a purchase agreement, and the completion of due diligence and customary closing conditions.

     During February 2002, we converted the rent on approximately $71.2 million of property leased to Sonic from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party on approximately $58.3 million of variable rate debt that is secured primarily by such properties to fix the interest rate. The new blended rate on the debt is approximately 7.58%. Fixing the underlying debt simultaneously with the lease conversion continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term. The interest rate swaps on the debt were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity and therefore, we have determined that the derivative instruments are highly effective.

     During February 2002, we extended the effective date for our existing interest rate swap on $81.2 million of variable rate debt from July 1, 2002 to November 1, 2002. The extension of the swap resulted in a change in the fixed rate from 7.31% to 7.50%. All other terms and conditions of the swap remain the same and the swap is still considered to be highly effective. Extending the effective date of the swap continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term and, at the same time, potentially garnering more spread in the short term.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

     Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2001 (the “Proxy Statement”).

Item 10. Trustees and Executive Officers of the Company

     The information contained in the Proxy Statement under the captions “The Board of Trustees” and “Executive Officers” is incorporated herein by reference.

Item 11. Executive Compensation

     The information contained in the Proxy Statement under the captions “Executive Compensation” and “Executive Compensation Committee Report on Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained in the Proxy Statement under the caption “Share Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) See Index to Consolidated Financial Statements

(2)  Financial Statement Schedules

     Schedule III. Schedule of Real Estate and Accumulated Depreciation

(3)  Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Declaration of Trust of Capital Automotive REIT (previously filed as Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-41183) (the “IPO Form S-11”) and incorporated herein by reference)

Exhibit
No.	Description

3.2	Amended and Restated Bylaws of Capital Automotive REIT, as amended (previously filed as Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 21, 2000 (File No. 000-23733) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4.1 to the IPO Form S-11 and incorporated herein by reference)

4.2	Form of Share Warrant (previously filed as Exhibit 4.5 to Registration Statement on Form S-3 (File No. 333-73183) filed on March 2, 1999 (the “1999 Form S-3”) and incorporated herein by reference)

4.3	Form of Underwriting Warrant issued to Friedman, Billings, Ramsey & Co., Inc. (previously filed as Exhibit 10.22 to the IPO Form S-11 and incorporated herein by reference)

4.4	Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 10.43 to the 1999 Form S-3 and incorporated herein by reference)

4.5	First Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.01 to Current Report on Form 8-K filed on August 3, 2001 (File No. 000-23733) and incorporated herein by reference)

10.1	Form of Indemnification Agreement executed by certain trustees and officers of Capital Automotive REIT (previously filed as Exhibit 10.2 to the IPO Form S-11 and incorporated herein by reference)

10.2	Form of Option Agreement (previously filed as Exhibit 10.8 to the IPO Form S-11 and incorporated herein by reference)

10.3	FBR Registration Rights Agreement (previously filed as Exhibit 10.11 to the IPO Form S-11 and incorporated herein by reference)

10.4	Amended and Restated Employment Agreement by and between Capital Automotive L.P. and Thomas D. Eckert (previously filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (File No. 000-23733) (the “2000 Form 10-K”) and incorporated herein by reference)

10.5	Amended and Restated Employment Agreement by and between Capital Automotive L.P. and David S. Kay (previously filed as Exhibit 10.6 to the 2000 Form 10-K and incorporated herein by reference)

10.6	Amended and Restated Employment Agreement by and between Capital Automotive L.P. and John M. Weaver (previously filed as Exhibit 10.7 to the 2000 Form 10-K and incorporated herein by reference)

10.7	Amended and Restated Loan Agreement dated August 13, 1999, between MMR Holdings, L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment Associates, L.P. and Ford Motor Credit Company (previously filed as Exhibit 10.47 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 12, 1999 (File No. 000-23733) and incorporated herein by reference)

10.8	Amended 1998 Equity Incentive Plan (previously filed as Exhibit 10.46 to Registration Statement on Form S-8 (File No. 333-78215) filed on May 11, 1999 and incorporated herein by reference)

10.9	Credit Agreement dated as of March 22, 2000 by and among General Motors Acceptance Corporation, as Lender and Capital Automotive, L.P. and certain of its subsidiaries, as Borrowers (previously filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 11, 2000 (File No. 000-23733) and incorporated herein by reference)

10.10	Substitution Agreement dated as of August 10, 2001 by and between CarMax, Inc. and CAR CMX L.P. (previously filed as Exhibit 2.2 to Current Report on Form 8-K filed on August 24, 2001 (File No. 000-23733) (the “2001 Form 8-K”) and incorporated herein by reference)

Exhibit
No.	Description

21.1	Subsidiaries of Company (filed herewith)

23.1	Consent of Arthur Andersen LLP (filed herewith)

25.0	Power of Attorney (included on signature page)

99.1	Revolving Loan Agreement dated as of March 4, 1999 among Comerica Bank and Capital Automotive, L.P., et al. (previously filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 11, 1999 (File No. 000-23733) and incorporated herein by reference)

99.2	Form of Lease Agreement and Form of First Amendment to Lease Agreement for 49 separate leases, each between an affiliate of Capital Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant (previously filed as Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 000-23733) (the “2001 Form 10-Q”) and incorporated herein by reference)

99.3	Form of Lease Guaranty and Reaffirmation of Guaranty from Sonic Automotive, Inc., relating to 49 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital Automotive REIT, as landlord (previously filed as Exhibit 99.2 to the 2001 Form 10-Q and incorporated herein by reference)

99.4	Form of Lease Agreement, each between CAR CMX L.P., as landlord, and CarMax Inc., as tenant (previously filed as Exhibit 99.1 to the 2001 Form 8-K and incorporated herein by reference)

99.5	Letter from the Company to the SEC relating to Arthur Andersen LLP (filed herewith)

(b) Reports on Form 8-K

None.

(c) Exhibits

See Item 14(a)(3) above.

(d) Other Financial Information

The Company is required to file audited financial information of one of its tenants, Sonic Automotive, Inc. and its affiliates (“Sonic”), as a result of Sonic leasing more than 20 percent of the Company’s total assets for the year ended December 31, 2001. Sonic is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of March, 2002.

Capital Automotive REIT

/s/ Thomas D. Eckert
By:
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

Signature	Title	Date

/s/ Thomas D. Eckert Thomas D. Eckert	President and Chief Executive Officer and Trustee (principal executive officer)	March 25, 2002

/s/ David S. Kay David S. Kay	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 25, 2002

/s/ Craig L. Fuller Craig L. Fuller	Trustee	March 25, 2002

/s/ David Gladstone David Gladstone	Trustee	March 25, 2002

/s/ William E. Hoglund William E. Hoglund	Trustee	March 25, 2002

/s/ R. Michael McCullough R. Michael McCullough	Trustee	March 25, 2002

/s/ Lee P. Munder Lee P. Munder	Trustee	March 25, 2002

/s/ John J. Pohanka John J. Pohanka	Chairman of the Board and Trustee	March 25, 2002

/s/ John E. Reilly John E. Reilly	Trustee	March 25, 2002

/s/ Robert M. Rosenthal Robert M. Rosenthal	Trustee	March 25, 2002

/s/ Vincent A. Sheehy Vincent A. Sheehy	Trustee	March 25, 2002

SCHEDULE III
CAPITAL AUTOMOTIVE REIT
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

			Gross Amount at December 31, 2001

				Building and		Accumulated	Date	Depreciation
Dealer Group Name	Dealership	Location	Land	Improvements	Total	Depreciation	Acquired	Life

ABRA Auto Body & Glass LLC	ABRA Auto Body & Glass LLC	Chattanooga, TN	$452,668	$1,490,413	$1,943,081	$117,996	8/13/99	30 years
Abra Auto Body & Glass LLC Total			452,668	1,490,413	1,943,081	117,996
Auction Broadcasting Company	ABC Indianapolis	Indianapolis, IN	1,093,642	8,439,598	9,533,240	363,372	9/29/00	30 years
Auction Broadcasting Company	ABC Nashville	Nashville, TN	1,035,227	9,509,150	10,544,377	330,179	12/14/00	30 years
Auction Broadcasting Company	ABC Washington/Dulles	Sterling, VA	2,505,688	10,116,626	12,622,314	266,967	3/1/01	30 years
Auction Broadcasting Company Total			4,634,557	28,065,373	32,699,930	960,517
Auffenberg Automotive Group	St. Clair Auto Mall	O’Fallon, IL	5,672,561	7,595,913	13,268,473	643,543	6/30/99	30 years
Auffenberg Automotive Group	Auffenburg Ford North	O’Fallon, IL	1,816,149	2,310,324	4,126,473	195,736	6/30/99	30 years
Auffenberg Automotive Group	Auffenburg Ford	Belleville, IL	658,019	2,127,238	2,785,257	162,497	9/10/99	30 years
Auffenberg Automotive Group	Auffenberg Volkswagen	O’Fallon, IL	851,782	2,189,609	3,041,391	112,522	6/8/00	30 years
Auffenberg Automotive Group	Auffenberg Nissan-Kia	O’Fallon, IL	1,027,623	1,674,119	2,701,741	86,031	6/8/00	30 years
Auffenberg Automotive Group	Auffenberg Nationwide Rental Car	O’Fallon, IL	1,460,261	2,255,120	3,715,381	103,360	8/24/00	30 years
Auffenberg Automotive Group Total			11,486,395	18,152,322	29,638,717	1,303,688
AutoNation	Mercedes-Benz of Houston — Greenville	Houston,TX	9,086,654	10,719,435	19,806,090	1,305,491	9/28/98	30 years
AutoNation	Westgate Chevrolet, Inc.	Amarillo, TX	1,235,516	3,181,296	4,416,812	477,455	2/25/98	30 years
AutoNation	Desert Toyota	Las Vegas, NV	5,540,606	8,697,735	14,238,341	1,199,939	5/19/98	30 years
AutoNation	Plains Chevrolet, Inc.	Amarillo, TX	1,324,616	3,400,896	4,725,512	510,413	2/25/98	30 years
AutoNation	Midway Chevrolet, Inc.	Amarillo, TX	871,516	2,245,296	3,116,812	336,978	2/25/98	30 years
AutoNation	Quality Nissan	Amarillo, TX	283,516	733,295	1,016,811	110,054	2/25/98	30 years
Autonation Total			18,342,424	28,977,953	47,320,377	3,940,331
Behlmann Automotive	Behlmann Pontiac-GMC (Main)	Hazelwood, MO	4,637,602	4,383,835	9,021,437	587,074	6/25/98	30 years
Behlmann Automotive	Behlmann Carnection	Florissant, MO	1,042,674	1,865,812	2,908,485	249,865	6/25/98	30 years
Behlmann Automotive	Behlmann Wholesale	Florissant, MO	104,005	203,620	307,625	27,268	6/25/98	30 years
Behlmann Automotive Total			5,784,281	6,453,267	12,237,548	864,208
CarMax	CarMax Dulles	Sterling, VA	5,743,642	10,423,334	16,166,976	97,719	8/10/01	40 years
CarMax	CarMax White Marsh	White Marsh, MD	4,112,138	9,303,360	13,415,498	87,219	8/10/01	40 years
CarMax	CarMax Nashville	Nashville, TN	4,914,086	7,748,510	12,662,596	72,642	8/10/01	40 years
CarMax	CarMax Duarte	Duarte, CA	8,016,660	9,448,336	17,464,996	88,578	8/10/01	40 years
CarMax	CarMax Greenville	Greenville, SC	5,417,274	7,546,222	12,963,496	70,746	8/10/01	40 years
CarMax	CarMax Laurel Toyota	Laurel, MD	2,661,577	5,682,919	8,344,496	53,277	8/10/01	40 years
CarMax	CarMax Houston — Cypress Fair	Houston, TX	1,091,437	3,383,459	4,474,896	31,720	8/10/01	40 years
CarMax	CarMax Plano	Plano, TX	3,081,791	3,400,604	6,482,396	31,881	8/10/01	40 years
CarMax	CarMax Clearwater	Clearwater, FL	4,113,894	6,633,002	10,746,896	62,184	8/10/01	40 years
Carmax Total			39,152,498	63,569,746	102,722,245	595,966
Cherner Automotive Group	Cherner Lincoln Mercury	Annandale, VA	4,026,275	2,405,880	6,432,155	361,079	2/19/98	30 years
Cherner Automotive Group Total			4,026,275	2,405,880	6,432,155	361,079
Craig Zinn Automotive Group	County Line Lexus	Hollywood, FL	2,061,645	1,314,700	3,376,345	122,340	3/5/99	30 years
Craig Zinn Automotive Group	Toyota of Hollywood	Hollywood, FL	3,014,998	2,592,184	5,607,183	241,217	3/5/99	30 years
Craig Zinn Automotive Group	Truck Center	Hollywood, FL	628,115	87,278	715,393	8,122	3/5/99	30 years
Craig Zinn Automotive Group	Quick Service Center	Hollywood, FL	423,054	92,339	515,393	8,593	3/5/99	30 years
Craig Zinn Automotive Group Total			6,127,812	4,086,501	10,214,313	380,272
Crown Auto World	Crown Motors BMW/Buick	Tulsa, OK	1,077,838	5,258,691	6,336,529	576,618	12/11/98	30 years
Crown Auto World Total			1,077,838	5,258,691	6,336,529	576,618
Dealer’s Auto Auction	Dealer’s Auto Auction	Oklahoma City, OK	1,129,351	8,477,273	9,606,624	963,873	11/25/98	30 years
Dealer’s Auto Auction Total			1,129,351	8,477,273	9,606,624	963,873

			Gross Amount at December 31, 2001

				Building and		Accumulated	Date	Depreciation
Dealer Group Name	Dealership	Location	Land	Improvements	Total	Depreciation	Acquired	Life

Family Auto Group	Family Honda	Rancho Santa Marg., CA	5,131,082	4,419,551	9,550,634	79,787	6/1/01	30 years
Family Auto Group Total			5,131,082	4,419,551	9,550,634	79,787
Fenton Motor Group	Brad Fenton Motors	McAlester, OK	356,120	3,678,231	4,034,351	403,320	12/7/98	30 years
Fenton Motor Group	Ada Ford Lincoln-Mercury	Ada, OK	237,123	2,797,228	3,034,351	306,717	12/7/98	30 years
Fenton Motor Group	Brad Fenton Motors of Ardmore	Ardmore, OK	205,101	1,816,079	2,021,180	199,134	12/29/98	30 years
Fenton Motor Group Total			798,344	8,291,537	9,089,881	909,171
Freightliner of Dothan	Freightliner of Dothan	Dothan, AL	490,443	2,193,587	2,684,030	284,892	7/23/98	30 years
Freightliner of Dothan Total			490,443	2,193,587	2,684,030	284,892
Group 1 Automotive, Inc.	Acura Southwest	Houston, TX	2,336,436	2,098,715	4,435,152	230,089	12/30/98	30 years
Group 1 Automotive, Inc.	AJ Foyt Honda/Isuzu	Houston, TX	1,496,005	2,538,835	4,034,841	278,337	12/30/98	30 years
Group 1 Automotive, Inc.	Luby Chevrolet	Lakewood, CO	2,737,284	4,299,889	7,037,174	471,439	12/30/98	30 years
Group 1 Automotive, Inc.	Maxwell Chrysler Five Pack	Taylor, TX	114,807	1,167,895	1,282,702	127,991	12/30/98	30 years
Group 1 Automotive, Inc.	Southwest Freeway Land	Houston, TX	1,132,586	-	1,132,586	-	12/30/98
Group 1 Automotive, Inc.	Sterling McCall Toyota — Club Creek	Houston, TX	1,236,831	1,218,208	2,455,040	133,540	12/30/98	30 years
Group 1 Automotive, Inc.	Sterling McCall Toyota	Houston, TX	4,100,143	5,557,985	9,658,129	548,065	1/6/99	30 years
Group 1 Automotive, Inc.	Toyota Body Shop	Houston, TX	216,378	951,547	1,167,925	93,813	1/6/99	30 years
Group 1 Automotive, Inc.	Sterling McCall Lexus Body Shop	Houston, TX	223,233	632,551	855,784	62,358	1/6/99	30 years
Group 1 Automotive, Inc.	Sterling McCall Lexus	Houston, TX	3,151,187	5,632,950	8,784,137	555,455	1/6/99	30 years
Group 1 Automotive, Inc.	Round Rock Nissan	Round Rock, TX	1,017,942	1,982,518	3,000,460	195,482	1/13/99	30 years
Group 1 Automotive, Inc.	Round Rock Nissan Land	Round Rock, TX	763,882	-	763,882	-	1/13/99
Group 1 Automotive, Inc.	Town North Nissan/Mitsubishi	Austin, TX	1,590,983	3,201,370	4,792,353	297,905	3/24/99	30 years
Group 1 Automotive, Inc.	Town North Nissan/Mitsubishi Land	Austin, TX	779,333	-	779,333	-	3/24/99
Group 1 Automotive, Inc.	Clear Lake Lexus	Houston, TX	1,219,635	4,531,450	5,751,085	358,740	8/25/99	30 years
Group 1 Automotive, Inc.	Don Bohn Ford & Training Ctr	Harvey, LA	5,187,029	4,397,058	9,584,087	311,458	11/12/99	30 years
Group 1 Automotive, Inc.	Bohn Brothers Toyota	Harvey, LA	2,951,396	2,387,074	5,338,470	169,084	11/12/99	30 years
Group 1 Automotive, Inc.	Casa Chevrolet	Albuquerque, NM	2,518,774	2,891,422	5,410,196	196,828	12/16/99	30 years
Group 1 Automotive, Inc.	Bohn Pontiac GMC Buick	Harvey, LA	1,076,066	2,542,908	3,618,974	67,105	3/27/01	30 years
Group 1 Automotive, Inc.	Sunshine Buick, Pontiac, GMC Truck	Albuquerque, NM	3,132,901	2,254,275	5,387,175	178,463	8/6/99	30 years
Group 1 Automotive, Inc. Total			36,982,832	48,286,652	85,269,484	4,276,152
Gunn Automotive Group	Gunn Chevrolet & Body Shop	San Antonio, TX	3,495,048	5,024,374	8,519,421	632,225	8/24/98	30 years
Gunn Automotive Group	Gunn Dodge	San Antonio, TX	1,964,831	2,051,398	4,016,229	258,131	8/24/98	30 years
Gunn Automotive Group	Gunn Pontiac-GMC	San Antonio, TX	2,239,624	3,326,606	5,566,230	418,592	8/24/98	30 years
Gunn Automotive Group	Gunn Nissan	San Antonio, TX	1,331,537	1,184,692	2,516,228	149,072	8/24/98	30 years
Gunn Automotive Group	Gunn Land Rover	San Antonio, TX	1,057,209	759,909	1,817,118	95,621	8/24/98	30 years
Gunn Automotive Group Total			10,088,248	12,346,979	22,435,227	1,553,639
Gurley-Leep Automotive Group	Gurley-Leep	Mishawaka, IN	5,191,365	7,608,289	12,799,654	812,080	11/5/98	30 years
Gurley-Leep Automotive Group	Gurley-Leep Olds-Cadillac & Saturn	Mishawaka, IN	2,961,641	4,066,152	7,027,793	417,300	11/5/98	30 years
Gurley-Leep Automotive Group	Gurley-Leep Imports	Elkhart, IN	396,639	1,471,628	1,868,267	127,807	11/5/98	30 years
Gurley-Leep Automotive Group	University Park Chrysler-Plymouth	Mishawaka, IN	1,478,543	920,201	2,398,745	104,624	11/5/98	30 years
Gurley-Leep Automotive Group Total			10,028,188	14,066,270	24,094,458	1,461,812
Hand Automotive Group	Saturn Airport Marina	Los Angeles, CA	2,341,054	1,502,527	3,843,580	195,141	7/22/98	30 years
Hand Automotive Group Total			2,341,054	1,502,527	3,843,580	195,141
Hoz de Vila Automotive	Dodge City	Burlington, NJ	636,471	1,795,592	2,432,063	162,102	4/7/99	30 years
Hoz de Vila Automotive	Sport Hyundai/Dodge	Pleasantville, NJ	1,297,432	1,258,745	2,556,177	113,637	4/7/99	30 years
Hoz de Vila Automotive	Hoz de Vila Raw Land	Burlington, NJ	2,540,418	2,833,905	5,374,323	-	1/22/01
Hoz de Vila Automotive Total			4,474,321	5,888,241	10,362,563	275,738
Jack Maxton Chevrolet	Jack Maxton Chevrolet	Worthingon, OH	1,896,153	5,929,240	7,825,393	49,410	9/17/01	35 years
Jack Maxton Chevrolet Total			1,896,153	5,929,240	7,825,393	49,410
Jackson Automotive Group	Jackson Cadillac-Oldsmobile-Pontiac,	Sulphur Springs, TX	266,308	1,121,394	1,387,702	132,036	10/23/98	30 years
Jackson Automotive Group	Jackson Mazda	Greenville, TX	111,264	549,476	660,739	64,697	10/23/98	30 years
Jackson Automotive Group	Jackson Autoplex-Used Cars	Greenville, TX	279,686	83,943	363,629	9,884	10/23/98	30 years

			Gross Amount at December 31, 2001

				Building and		Accumulated	Date	Depreciation
Dealer Group Name	Dealership	Location	Land	Improvements	Total	Depreciation	Acquired	Life

Jackson Automotive Group	Jackson Motor Company	Greenville, TX	54,129	581,612	635,741	93,300	10/23/98	20 years
Jackson Automotive Group Total			711,387	2,336,424	3,047,811	299,916
Kelley Automotive Group	Kelley Chevrolet	Fort Wayne, IN	1,499,957	5,211,666	6,711,623	697,935	6/17/98	30 years
Kelley Automotive Group	Courtesy Motors	Decatur, IN	1,207,661	1,826,458	3,034,119	244,595	6/17/98	30 years
Kelley Automotive Group	Northside Chevrolet	Evansville, IN	795,030	1,939,090	2,734,119	259,677	6/17/98	30 years
Kelley Automotive Group	Midwest Auto Parts	Fort Wayne, IN	385,416	1,508,703	1,894,119	267,166	6/17/98	20 years
Kelley Automotive Group	Kelley Buick Atlanta	Chamblee, GA	3,249,737	2,844,383	6,094,119	380,914	6/17/98	30 years
Kelley Automotive Group	Saturn of Gwinnett	Duluth, GA	3,050,226	1,243,894	4,294,119	166,580	6/17/98	30 years
Kelley Automotive Group	Tom Kelley Pontiac/GMC	Fort Wayne, IN	1,115,426	4,299,643	5,415,069	558,416	7/23/98	30 years
Kelley Automotive Group	Tom Kelley Buick	Fort Wayne, IN	1,226,261	3,588,808	4,815,069	466,097	7/23/98	30 years
Kelley Automotive Group	Tom Kelley Cadillac	Fort Wayne, IN	547,361	2,203,906	2,751,267	295,142	6/17/98	30 years
Kelley Automotive Group	Saturn of Fort Wayne – #1	Fort Wayne, IN	263,895	1,158,798	1,422,693	155,184	6/17/98	30 years
Kelley Automotive Group	TST Car/Van Wash	Fort Wayne, IN	345,079	863,130	1,208,208	73,126	6/9/99	30 years
Kelley Automotive Group	Saturn of Fort Wayne – #2	Fort Wayne, IN	634,218	2,585,702	3,219,921	104,146	8/9/99	30 years
Kelley Automotive Group Total			14,320,267	29,274,180	43,594,447	3,668,979
Ken Dixon Automotive	Ken Dixon Chevrolet	Waldorf, MD	3,329,652	3,978,480	7,308,132	548,871	5/22/98	30 years
Ken Dixon Automotive Total			3,329,652	3,978,480	7,308,132	548,871
Larry H. Miller Group	Denver Toyota	Denver, CO	1,993,036	7,243,001	9,236,037	1,057,798	3/31/98	30 years
Larry H. Miller Group Total			1,993,036	7,243,001	9,236,037	1,057,798
Lithia Motors	Lithia Toyota/Mazda	Medford, OR	2,102,213	3,130,794	5,233,007	265,248	6/22/99	30 years
Lithia Motors	Lithia Honda	Medford, OR	1,360,759	1,503,668	2,864,427	127,394	6/22/99	30 years
Lithia Motors	Lithia Saturn	Medford, OR	414,453	781,560	1,196,013	66,216	6/22/99	30 years
Lithia Motors	Lithia Dodge	Medford, OR	2,033,425	2,710,753	4,744,178	229,661	6/22/99	30 years
Lithia Motors	Lithia Isuzu-Suzuki	Medford, OR	1,182,429	557,500	1,739,929	47,233	6/22/99	30 years
Lithia Motors	Grants Pass Auto Mart	Grants Pass, OR	1,248,419	1,371,522	2,619,941	116,198	6/22/99	30 years
Lithia Motors	Roundtree Chevrolet-Lincoln	Boise, ID	2,588,238	7,227,467	9,815,705	997,101	5/6/98	30 years
Lithia Motors	Lithia BMW/Nissan	Medford, OR	1,377,149	4,338,136	5,715,285	90,378	5/3/01	30 years
Lithia Motors	Lithia Fresno Ford Mazda Suzuki	Fresno, CA	2,987,833	6,007,953	8,995,787	108,477	6/27/01	30 years
Lithia Motors Total			15,294,918	27,629,354	42,924,272	2,047,905
Lynn Alexander Automotive Group	All-American Chevrolet, Inc.	San Angelo, TX	1,597,006	2,672,092	4,269,097	325,427	9/11/98	30 years
Lynn Alexander Automotive Group	Dodge Lincoln-Mercury Nissan	San Angelo, TX	788,552	2,015,676	2,804,228	245,484	9/11/98	30 years
Lynn Alexander Automotive Group	Chrysler-Plymouth Jeep-Eagle	San Angelo, TX	282,954	1,267,274	1,550,228	154,338	9/11/98	30 years
Lynn Alexander Automotive Group	Fiesta Dodge Chrysler-Plymouth Jeep	Big Spring, TX	159,857	972,371	1,132,228	118,423	9/11/98	30 years
Lynn Alexander Automotive Group Total			2,828,369	6,927,412	9,755,781	843,671
Mark Miller Automotive Group	Mark Miller Toyota	Salt Lake City, UT	1,135,915	5,127,546	6,263,460	363,201	11/5/99	30 years
Mark Miller Automotive Group	Mark Miller Toyota-Used Cars	Salt Lake City, UT	3,078,497	1,434,963	4,513,460	101,643	11/5/99	30 years
Mark Miller Automotive Group	Mark Miller Pontiac	Salt Lake City, UT	3,439,460	1,549,000	4,988,460	109,721	11/5/99	30 years
Mark Miller Automotive Group	Undeveloped Lot Adjacent to Pontiac	Salt Lake City, UT	463,711	-	463,711	-	11/5/99
Mark Miller Automotive Group Total			8,117,582	8,111,509	16,229,091	574,565
McCluskey Chevrolet	McCluskey Chevrolet – 435 E. Galbraith	Cincinnati, OH	1,013,496	1,404,046	2,417,542	134,554	2/1/99	30 years
McCluskey Chevrolet	McCluskey Chevrolet —555 E. Galbraith	Cincinnati, OH	457,295	961,450	1,418,745	92,139	2/1/99	30 years
McCluskey Chevrolet	McCluskey Chevrolet — Reading Rd	Cincinnati, OH	515,525	1,201,554	1,717,078	115,149	2/1/99	30 years
McCluskey Chevrolet Total			1,986,316	3,567,050	5,553,366	341,842
Midwestern Auto Group	Midwestern Auto Group	Dublin, OH	2,632,072	2,994,969	5,627,040	62,134	12/15/00	30 years
Midwestern Auto Group Total			2,632,072	2,994,969	5,627,040	62,134
Momentum Automotive Group	Momentum Jaguar/Porsche/Saab	Houston, TX	7,285,191	11,151,887	18,437,078	1,358,159	9/1/98	30 years
Momentum Automotive Group	Momentum Volvo	Houston, TX	1,385,877	3,282,423	4,668,299	399,758	9/1/98	30 years
Momentum Automotive Group	Momentum Paint & Body	Houston, TX	1,194,529	3,473,983	4,668,512	423,087	9/1/98	30 years
Momentum Automotive Group	Momentum Used Car Lot	Houston, TX	640,871	1,654,978	2,295,849	188,166	11/25/98	30 years
Momentum Automotive Group	Momentum BMW	Houston, TX	3,679,246	8,185,594	11,864,840	807,191	1/22/99	30 years
Momentum Automotive Group	Barney Garver Land Rover/VW	Houston, TX	1,065,719	1,455,407	2,521,126	127,348	5/17/99	30 years

			Gross Amount at December 31, 2001

				Building and		Accumulated	Date	Depreciation
Dealer Group Name	Dealership	Location	Land	Improvements	Total	Depreciation	Acquired	Life

Momentum Automotive Group	Momentum/Advantage BMW	League City, TX	1,665,071	1,856,924	3,521,995	90,267	7/27/00	30 years
Momentum Automotive Group	Momentum Volvo Parking Lot	Houston, TX	1,151,995	-	1,151,995	-	7/27/00
Momentum Automotive Group	Advantage BMW – Used	Houston, TX	2,154,689	571,686	2,726,375	7,146	8/28/01	30 years
Momentum Automotive Group Total			20,223,187	31,632,881	51,856,068	3,401,121
Motorcars Automotive Group	Motorcars Honda	Cleveland Heights, OH	818,578	4,279,543	5,098,121	503,884	10/28/98	30 years
Motorcars Automotive Group	Motorcars Oldsmobile-Pontiac	Cleveland Heights, OH	656,210	2,122,204	2,778,414	249,873	10/28/98	30 years
Motorcars Automotive Group Total			1,474,787	6,401,747	7,876,534	753,757
Nebco of Cleveland, Inc.	Toyota of Cleveland	Cleveland, TN	581,158	1,891,855	2,473,013	149,772	8/13/99	30 years
Nebco of Cleveland, Inc. Total			581,158	1,891,855	2,473,013	149,772
Noarus Auto Group	Airport Marina Ford	Los Angeles, CA	4,898,755	1,950,690	6,849,445	253,346	7/22/98	30 years
Noarus Auto Group Total			4,898,755	1,950,690	6,849,445	253,346
O’Rielly Motor Company	O’Rielly Chevrolet	Tucson, AZ	4,515,062	5,321,125	9,836,187	734,102	5/22/98	30 years
O’Rielly Motor Company Total			4,515,062	5,321,125	9,836,187	734,102
Orr Automotive Group	Orr BMW/Infiniti	Shreveport, LA	497,268	967,075	1,464,344	111,882	8/27/98	30 years
Orr Automotive Group	Orr Acura	Shreveport, LA	536,735	1,380,648	1,917,383	173,729	8/27/98	30 years
Orr Automotive Group	Orr Mitsubishi	Texarkana, TX	142,496	169,189	311,684	21,289	8/28/98	30 years
Orr Automotive Group	Orr Honda	Texarkana, TX	1,006,979	1,040,405	2,047,384	126,708	9/16/98	30 years
Orr Automotive Group	Performance Motors, Inc.	Atlanta, TX	459,509	2,571,824	3,031,333	217,891	6/30/99	30 years
Orr Automotive Group Total			2,642,987	6,129,141	8,772,128	651,500
Park Place Motorcars	Park Place Lexus	Plano, TX	7,318,505	6,483,194	13,801,699	789,571	9/28/98	30 years
Park Place Motorcars	PPM Specialists, Inc.	Dallas,TX	528,767	1,574,618	2,103,385	191,769	9/28/98	30 years
Park Place Motorcars	Park Place Motorcars Ltd.	Dallas,TX	6,373,615	13,932,975	20,306,590	1,293,952	1/8/99	30 years
Park Place Motorcars	Park Place Motorcars Mid-Cities	Bedford, TX	2,912,667	10,864,456	13,777,123	525,147	10/12/99	30 years
Park Place Motorcars Total			17,133,555	32,855,243	49,988,797	2,800,439
Pohanka Automotive Group	Good News Nissan	Salisbury, MD	220,415	230,757	451,172	34,633	2/27/98	30 years
Pohanka Automotive Group	Good News Body Shop	Salisbury, MD	1,122,544	166,184	1,288,728	32,198	2/27/98	20 years
Pohanka Automotive Group	Good News Olds-Cadillac-GMC	Salisbury, MD	634,419	197,652	832,071	29,664	2/27/98	30 years
Pohanka Automotive Group	Good News Honda	Salisbury, MD	428,563	159,768	588,331	23,978	2/27/98	30 years
Pohanka Automotive Group	Towne Toyota Mercedes-Benz	Salisbury, MD	406,556	163,715	570,271	24,571	2/27/98	30 years
Pohanka Automotive Group	Good News Mazda	Salisbury, MD	246,923	167,699	414,622	25,168	2/27/98	30 years
Pohanka Automotive Group	Pohanka Saturn, Isuzu, & Oldsmobile	Marlow Heights, MD	2,005,304	2,358,089	4,363,393	353,906	2/19/98	30 years
Pohanka Automotive Group	Pohanka Acura & Chevy	Chantilly, VA	3,367,127	4,308,211	7,675,338	646,584	2/19/98	30 years
Pohanka Automotive Group	Pohanka Saturn of Bowie	Bowie, MD	3,600,517	504,858	4,105,375	75,770	2/19/98	30 years
Pohanka Automotive Group	Pohanka Honda	Marlow Heights, MD	771,065	2,934,756	3,705,821	440,454	2/19/98	30 years
Pohanka Automotive Group	Pohanka Lexus	Chantilly, VA	2,017,383	1,422,902	3,440,285	213,552	2/19/98	30 years
Pohanka Automotive Group	Pohanka Cadillac/Hyundai/Nissan	Fredericksburg, VA	1,631,722	3,248,564	4,880,286	373,765	2/19/98	30 years
Pohanka Automotive Group	Pohanka Hyundai	Marlow Heights, MD	888,234	683,156	1,571,390	102,529	2/19/98	30 years
Pohanka Automotive Group	Pohanka Body Shop	Marlow Heights, MD	614,767	98,007	712,774	14,709	2/19/98	30 years
Pohanka Automotive Group	Pohanka Undeveloped Lot	Chantilly, VA	2,455,659	6,284	2,461,943	943	2/19/98	30 years
Pohanka Automotive Group Total			20,411,198	16,650,603	37,061,801	2,392,425
Priority Auto Group	Kline Undeveloped Lot	Chesapeake, VA	2,684,078	4,319,163	7,003,241	648,228	2/27/98	30 years
Priority Auto Group	Kline Toyota Greenbrier/ Kline	Chesapeake, VA	1,529,567	-	1,529,567	-	2/27/98	30 years
Priority Auto Group Total			4,213,645	4,319,163	8,532,807	648,228
Rosenthal Automotive Group	Rosenthal Infiniti-Mazda-Nissan	Tyson’s Corner, VA	19,396,815	4,446,289	23,843,104	667,307	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Nissan/Acura/Mazda/Isuzu	Gaithersburg, MD	6,810,506	4,998,589	11,809,095	750,198	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Honda/Jaguar	Tyson’s Corner, VA	7,959,348	1,856,371	9,815,719	278,609	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Honda (2-acre lot)	Tyson’s Corner, VA	1,322,023	311,358	1,633,381	46,729	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Chevrolet/Jeep/Eagle	Arlington, VA	2,964,623	1,054,998	4,019,621	120,891	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Chevrolet/Jeep/Eagle	Arlington, VA	2,044,650	728,438	2,773,088	146,770	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Mazda	Arlington, VA	4,317,933	433,571	4,751,504	65,071	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Mazda	Arlington, VA	556,743	59,680	616,423	8,957	2/19/98	30 years

			Gross Amount at December 31, 2001

				Building and		Accumulated	Date	Depreciation
Dealer Group Name	Dealership	Location	Land	Improvements	Total	Depreciation	Acquired	Life

Rosenthal Automotive Group	Rosenthal Storage Lot	Arlington, VA	4,894,106	15,114	4,909,220	2,268	2/19/98	30 years
Rosenthal Automotive Group	Rosenthal Body Shop	Tyson’s Corner, VA	665,989	419,089	1,085,078	62,898	2/19/98	30 years
Rosenthal Automotive Group Total			50,932,735	14,323,497	65,256,232	2,149,698
Roundtree Automotive Group	Champion Ford	Shreveport, LA	2,236,421	4,792,478	7,028,899	641,799	6/4/98	30 years
Roundtree Automotive Group	Roundtree Olds-Cadillac	Shreveport, LA	1,470,535	1,931,846	3,402,381	258,709	6/4/98	30 years
Roundtree Automotive Group	Roundtree Hyundai-Subaru	Shreveport, LA	364,792	251,726	616,518	44,577	6/4/98	20 years
Roundtree Automotive Group	Champion Mitsubishi	Shreveport, LA	876,554	1,286,720	2,163,274	153,069	6/4/98	30 years
Roundtree Automotive Group	Auto Trim Design (Roundtree)	Shreveport, LA	123,612	470,906	594,518	63,063	6/4/98	30 years
Roundtree Automotive Group	Roundtree-Car Central	Bossier City, LA	406,884	409,627	816,511	54,857	6/4/98	30 years
Roundtree Automotive Group Total			5,478,798	9,143,303	14,622,101	1,216,072
Saturn Retail Enterprises	Saturn of Plano	Plano, TX	2,331,099	2,139,854	4,470,953	199,125	3/25/99	30 years
Saturn Retail Enterprises	Saturn of Houston-Gulf Freeway	Houston, TX	2,094,123	2,469,920	4,564,043	229,840	3/25/99	30 years
Saturn Retail Enterprises	Saturn of the Avenues	Jacksonville, FL	1,154,281	2,116,261	3,270,543	196,930	3/25/99	30 years
Saturn Retail Enterprises	Saturn of Regency	Jacksonville, FL	860,346	1,678,422	2,538,768	118,888	11/15/99	30 years
Saturn Retail Enterprises	Saturn of Chattanooga	Chattanooga, TN	1,433,676	1,752,271	3,185,947	138,721	8/13/99	30 years
Saturn Retail Enterprises Total			7,873,526	10,156,728	18,030,254	883,505
Sheehy Auto Stores	Sheehy Ford of Springfield	Springfield, VA	4,221,356	2,107,330	6,328,686	316,272	2/19/98	30 years
Sheehy Auto Stores	Chapman Ford Sales	Philadelphia, PA	3,006,604	8,082	3,014,686	1,213	2/19/98	30 years
Sheehy Auto Stores	Sheehy Ford of Marlow Heights	Marlow Heights, MD	1,177,402	933,763	2,111,165	180,920	2/19/98	20 years
Sheehy Auto Stores Total			8,405,362	3,049,175	11,454,537	498,405
Sonic Automotive, Inc.	Lexus of Marin	San Rafael, CA	2,867,234	3,492,409	6,359,643	181,896	1/14/99	20 years
Sonic Automotive, Inc.	Kramer Honda	Santa Monica, CA	3,833,129	2,885,258	6,718,388	204,375	11/10/99	30 years
Sonic Automotive, Inc.	Kramer Volvo	Santa Monica, CA	2,562,559	353,329	2,915,888	25,027	11/10/99	30 years
Sonic Automotive, Inc.	Clearwater Toyota & Mitsubishi	Clearwater, FL	4,136,070	3,915,854	8,051,924	476,901	9/18/98	30 years
Sonic Automotive, Inc.	Clearwater Collision Center	Clearwater, FL	331,082	316,218	647,300	38,511	9/18/98	30 years
Sonic Automotive, Inc.	Town & Country Ford	Charlotte, NC	6,119,289	5,082,461	11,201,750	402,362	8/13/99	30 years
Sonic Automotive, Inc.	Town & Country Ford RAC	Charlotte, NC	520,786	557,672	1,078,458	44,149	8/13/99	30 years
Sonic Automotive, Inc.	Town & Country Toyota	Charlotte, NC	2,999,555	3,435,802	6,435,357	255,076	8/13/99	30 years
Sonic Automotive, Inc.	Infiniti of Charlotte	Charlotte, NC	1,913,965	2,760,055	4,674,020	205,136	8/13/99	30 years
Sonic Automotive, Inc.	Lake Norman Chrysler-Plymouth #1	Cornelius, NC	1,723,276	3,000,786	4,724,062	237,562	8/13/99	30 years
Sonic Automotive, Inc.	Lake Norman C/P Dodge Used Cars	Cornelius, NC	1,096,004	1,104,671	2,200,675	87,453	8/13/99	30 years
Sonic Automotive, Inc.	Lake Norman Dodge #1	Cornelius, NC	1,010,854	2,535,582	3,546,437	200,733	8/13/99	30 years
Sonic Automotive, Inc.	Lake Norman Dodge #2	Cornelius, NC	537,636	653,550	1,191,186	51,739	8/13/99	30 years
Sonic Automotive, Inc.	Fitzgerald Chevrolet (Freedom)	Monroe, NC	1,095,932	2,666,403	3,762,335	211,090	8/13/99	30 years
Sonic Automotive, Inc.	Westside Dodge	Columbus, OH	2,092,735	3,808,952	5,901,687	301,542	8/13/99	30 years
Sonic Automotive, Inc.	Toyota West	Columbus, OH	1,470,122	3,253,940	4,724,062	257,604	8/13/99	30 years
Sonic Automotive, Inc.	Hatfield Hyundai	Columbus, OH	2,125,937	2,598,124	4,724,062	205,685	8/13/99	30 years
Sonic Automotive, Inc.	Hatfield Lincoln-Mercury	Columbus, OH	1,331,040	1,626,584	2,957,624	128,771	8/13/99	30 years
Sonic Automotive, Inc.	Hatfield VW-Jeep West	Columbus, OH	1,331,040	1,626,584	2,957,624	128,771	8/13/99	30 years
Sonic Automotive, Inc.	Ron Craft Chrysler-Plymouth-Jeep	Baytown, TX	974,936	1,099,469	2,074,405	87,041	8/13/99	30 years
Sonic Automotive, Inc.	Reading Buick, Pontiac, GMC	Baytown, TX	500,776	1,442,373	1,943,149	114,188	8/13/99	30 years
Sonic Automotive, Inc.	Lute Riley Honda	Richardson, TX	6,843,575	4,773,825	11,617,400	377,928	8/13/99	30 years
Sonic Automotive, Inc.	Lone Star Ford	Houston, TX	4,985,549	6,215,450	11,201,000	492,056	8/13/99	30 years
Sonic Automotive, Inc.	Lone Star Nissan Olds	The Meadows, TX	3,013,604	3,266,078	6,279,682	258,565	8/13/99	30 years
Sonic Automotive, Inc.	Higginbotham Mercedes	Daytona Beach, FL	922,825	1,262,355	2,185,180	99,936	8/13/99	30 years
Sonic Automotive, Inc.	Fred Bondenson	Deland, FL	1,248,734	2,705,218	3,953,952	214,163	8/13/99	30 years
Sonic Automotive, Inc.	Halifax Ford Used Cars	Edgewater, FL	304,620	424,103	728,723	33,575	8/13/99	30 years
Sonic Automotive, Inc.	Halifax Ford-Mercury	New Smyrna, FL	1,443,980	2,392,446	3,836,427	189,402	8/13/99	30 years
Sonic Automotive, Inc.	Halifax Body Shop-Parcel 12	New Smyrna, FL	336,834	505,236	842,070	39,998	8/13/99	30 years
Sonic Automotive, Inc.	Higginbotham Chevrolet-Oldsmobile	New Smyrna, FL	1,354,320	6,571,096	7,925,416	510,525	8/13/99	30 years
Sonic Automotive, Inc.	HMC Finance Office Building	Port Orange, FL	426,576	202,295	628,870	16,015	8/13/99	30 years
Sonic Automotive, Inc.	Shottenkirk Honda	Pensacola, FL	943,985	1,750,263	2,694,248	133,701	9/1/99	30 years
Sonic Automotive, Inc.	Dyer & Dyer Volvo	Duluth, GA	3,291,271	1,515,620	4,806,891	119,987	8/13/99	30 years
Sonic Automotive, Inc.	Global BMW	Atlanta, GA	4,761,991	10,544,019	15,306,011	574,119	8/13/99	30 years
Sonic Automotive, Inc.	Infiniti of Chattanooga	Chattanooga, TN	1,327,613	2,313,330	3,640,944	161,199	8/13/99	30 years
Sonic Automotive, Inc.	Infiniti of Chattanooga #2	Chattanooga, TN	455,171	-	455,171	-	8/13/99

			Gross Amount at December 31, 2001

				Building and		Accumulated	Date	Depreciation
Dealer Group Name	Dealership	Location	Land	Improvements	Total	Depreciation	Acquired	Life

Sonic Automotive, Inc.	BMW-Volvo of Chattanooga	Chattanooga, TN	934,434	2,220,041	3,154,476	152,181	8/13/99	30 years
Sonic Automotive, Inc.	VW-Kia of Chattanooga	Chattanooga, TN	592,846	724,346	1,317,192	57,344	8/13/99	30 years
Sonic Automotive, Inc.	Town & Country Ford Cleveland	Cleveland, TN	953,129	1,953,718	2,906,847	126,177	8/13/99	30 years
Sonic Automotive, Inc.	Town & Country Ford Cleveland #2	Cleveland, TN	403,661	493,120	896,780	39,039	8/13/99	30 years
Sonic Automotive, Inc.	Cleveland Village Honda	Cleveland, TN	687,598	840,154	1,527,752	66,512	8/13/99	30 years
Sonic Automotive, Inc.	Volkswagon of Nashville	Nashville, TN	655,378	800,774	1,456,152	63,395	8/13/99	30 years
Sonic Automotive, Inc.	Superior Olds-Cadillac-GMC	Cleveland, TN	858,566	1,892,706	2,751,271	149,839	8/13/99	30 years
Sonic Automotive, Inc.	Tom Williams Buick	Birmingham, AL	1,488,027	2,000,315	3,488,342	158,358	8/13/99	30 years
Sonic Automotive, Inc.	Manhattan Nissan Jeep-Eagle	Waldorf, MD	1,827,322	2,063,909	3,891,231	163,393	8/13/99	30 years
Sonic Automotive, Inc.	North Charleston	North Charleston, SC	4,273,963	952,326	5,226,289	75,392	8/17/99	30 years
Sonic Automotive, Inc.	Century BMW	Greenville, SC	1,664,632	2,470,617	4,135,249	195,591	8/13/99	30 years
Sonic Automotive, Inc.	Newsome Chevrolet World	Columbia, SC	1,351,718	2,287,864	3,639,582	181,123	8/13/99	30 years
Sonic Automotive, Inc.	Newsome Automotive LLC	Florence, SC	1,300,237	4,002,699	5,302,937	316,880	8/13/99	30 years
Sonic Automotive, Inc.	Fort Mill Ford	Fort Mill, SC	1,405,770	3,318,291	4,724,062	262,698	8/13/99	30 years
Sonic Automotive, Inc.	Heritage Lincoln-Mercury	Greenville, SC	1,684,188	1,409,824	3,094,013	111,611	8/13/99	30 years
Sonic Automotive, Inc.	Manhattan BMW of Fairfax	Fairfax, VA	2,062,679	2,421,474	4,484,153	191,700	8/13/99	30 years
Sonic Automotive, Inc.	Manhattan BMW of Fairfax-Storage	Fairfax, VA	963,849	2,830,499	3,794,348	79,441	8/13/99	30 years
Sonic Automotive, Inc.	Freeland-Mercedes	Ft. Myers, FL	4,277,225	1,873,800	6,151,025	132,727	11/4/99	30 years
Sonic Automotive, Inc.	Freeland-BMW Nissan	Ft. Myers, FL	2,745,372	1,272,879	4,018,251	90,162	11/4/99	30 years
Sonic Automotive, Inc.	Freeland-Honda	Ft. Myers, FL	1,550,567	1,467,684	3,018,251	103,961	11/4/99	30 years
Sonic Automotive, Inc.	Blount Strange Ford Lincoln Mercury	Montgomery, AL	2,642,944	3,230,264	5,873,208	192,919	3/3/00	30 years
Sonic Automotive, Inc.	Cobb Pontiac Cadillac	Montgomery, AL	2,460,559	3,182,925	5,643,483	190,091	3/3/00	30 years
Sonic Automotive, Inc.	Lake Norman Body Shop	Cornelius, NC	999,449	3,797,984	4,797,433	163,524	9/15/00	30 years
Sonic Automotive, Inc.	Fort Myers Raw Land (Parking Lot)	Fort Myers, FL	836,830	306,162	1,142,991	13,182	9/15/00	30 years
Sonic Automotive, Inc.	Pensacola Raw Land Parcel	Pensacola, FL	382,789	104,064	486,853	4,451	9/20/00	30 years
Sonic Automotive, Inc.	Capital Chevrolet	Montgomery, AL	2,847,664	3,231,794	6,079,458	124,239	9/28/00	30 years
Sonic Automotive, Inc.	Volvo of Dallas	Carrollton, TX	1,760,053	4,676,768	6,436,821	188,370	10/6/00	30 years
Sonic Automotive, Inc.	Baytown Auto Mall	Baytown, TX	2,105,575	14,301,756	16,407,331	496,589	12/19/00	30 years
Sonic Automotive, Inc.	Fort Mill Auto Mall	Fort Mill, SC	1,371,061	9,924,174	11,295,235	344,589	12/19/00	30 years
Sonic Automotive, Inc.	McKinney Toyota	Fort Worth, TX	1,153,524	2,204,966	3,358,490	70,436	1/23/01	30 years
Sonic Automotive, Inc.	Boyd Chevrolet	Oklahoma City, OK	1,500,463	5,508,876	7,009,339	32,791	10/16/01	35 years
Sonic Automotive, Inc.	Lawrence Marshall Chevrolet	Jersey Village, TX	5,444,693	9,600,526	15,045,219	50,003	10/31/01	40 years
Sonic Automotive, Inc. Total			127,421,371	190,024,711	317,446,082	11,655,491
Spurr Automotive Group	Spurr Chevrolet Oldsmobile, Inc.	Brockport, NY	356,033	2,164,438	2,520,471	201,413	3/25/99	30 years
Spurr Automotive Group	Spurr Chevrolet Oldsmobile, Inc.	Brockport, NY	30,639	26,769	57,407	2,491	3/25/99	30 years
Spurr Automotive Group Total			386,672	2,191,207	2,577,879	203,904
Sterling Collision Centers, Inc.	JSI Collision Center — Bedford	Bedford, OH	73,602	1,398,430	1,472,031	110,709	8/13/99	30 years
Sterling Collision Centers, Inc.	JSI Collision Center — CF	Cuyahoga Falls, OH	432,246	1,334,192	1,766,438	105,624	8/13/99	30 years
Sterling Collision Centers, Inc.	JSI Collision Center — CL	Cleveland, OH	448,136	1,023,895	1,472,031	81,058	8/13/99	30 years
Sterling Collision Centers, Inc. Total			953,984	3,756,517	4,710,500	297,391
The Price Organization	Price Buick-Pontiac	Salisbury, MD	649,805	696,792	1,346,597	104,576	2/27/98	30 years
The Price Organization Total			649,805	696,792	1,346,597	104,576
Town & Country Automotive	Town & Country Lincoln-Mercury,	Middletown, CT	542,904	1,238,415	1,781,319	165,846	6/9/98	30 years
Town & Country Automotive	Town & Country Buick, Pontiac-GMC,	Middletown, CT	453,096	1,484,057	1,937,153	262,802	6/9/98	20 years
Town & Country Automotive	Town & Country Chrysler/Jeep	Middletown, CT	697,975	765,319	1,463,294	102,490	6/9/98	30 years
Town & Country Automotive	Town & Country Super Used Car	Middletown, CT	177,770	1,081,524	1,259,294	144,835	6/9/98	30 years
Town & Country Automotive	Town & Country Mazda	Ivorytown, CT	302,977	905,317	1,208,294	121,238	6/9/98	30 years
Town & Country Automotive Total			2,174,721	5,474,632	7,649,352	797,211
United Auto Group	Kelley Buick Roswell	Roswell, GA	2,956,057	3,061,851	6,017,908	397,658	7/23/98	30 years
United Auto Group	Motorcars West	North Olmstead, OH	1,974,998	3,187,807	5,162,804	375,340	10/28/98	30 years
United Auto Group	Citrus Chrysler-Plymouth Dodge	Dade City, FL	548,395	1,088,504	1,636,899	86,173	8/13/99	30 years
United Auto Group	Citrus Chrysler Used Car Lot	Dade City, FL	247,301	-	247,301	-	8/13/99
United Auto Group Total			5,726,751	7,338,161	13,064,913	859,171

			Gross Amount at December 31, 2001

				Building and		Accumulated	Date	Depreciation
Dealer Group Name	Dealership	Location	Land	Improvements	Total	Depreciation	Acquired	Life

Warren Henry Automobiles, Inc.	Warren Henry Jaguar/Volvo	Miami, FL	2,560,916	2,430,812	4,991,727	305,873	8/27/98	30 years
Warren Henry Automobiles, Inc.	Warren Henry Infiniti	Miami, FL	3,279,263	2,562,606	5,841,869	322,457	8/27/98	30 years
Warren Henry Automobiles, Inc.	Warren Henry Land Rover	Miami, FL	958,959	913,176	1,872,135	114,906	8/27/98	30 years
Warren Henry Automobiles, Inc. Total			6,799,138	5,906,593	12,705,731	743,236

TOTAL			$508,555,559	$721,138,145	$1,229,693,704	$59,789,321