Form 10-K/A
period 2001-12-31
CAPITAL AUTOMOTIVE REIT
filed 2002-03-28
CIK 1049316

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

     [X] Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001 or

     [  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from      TO

Commission file number: 000-23733

CAPITAL AUTOMOTIVE REIT
(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	54-1870224

(State of Incorporation)	(IRS Employer Identification No.)

1420 Spring Hill Road, Suite 525
McLean, Virginia	22102

(Address of Principal Executive Offices)	(Zip Code)

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares of beneficial interest on February 28, 2002, was $551,605,764.

PART IV

     The Annual Report on Form 10-K of Capital Automotive REIT (the “Company”) for the year ended December 31, 2001 is being amended to include, in Item 14(d), summarized financial information of Sonic Automotive, Inc. and its affiliates (“Sonic”). Sonic is a tenant of the Company and leases properties with carrying values that represent more than 20 percent of the Company’s total assets for the year ended December 31, 2001. This summarized financial information was not available to the Company at the time the Company filed its Annual Report on Form 10-K for the year ended December 31, 2001.

(d) Other Financial Information

The following summarized information is filed as part of this report as a result of Sonic leasing properties with carrying values that represent more than 20 percent of the Company’s total assets for the year ended December 31, 2001. The summarized financial information presented for Sonic as of December 31, 2001 and 2000, and for each of the years ended December 31, 2001, 2000 and 1999, was obtained from the Annual Report on Form 10-K filed by Sonic with the Securities and Exchange Commission for the year ended December 31, 2001.

Sonic Automotive, Inc. and its affiliates
Selected Financial Data
(In Thousands)

     Consolidated Balance Sheet Data:

	December 31,

	2001	2000

Current Assets	$956,296	$1,032,731
Noncurrent Assets	849,630	751,845
Current Liabilities	737,253	818,321
Noncurrent Liabilities	551,412	515,333
Stockholders’ Equity	517,261	450,922

     Consolidated Statements of Income Data:

	Years Ended December 31,

	2001	2000	1999

Total Revenues	$6,337,358	$5,955,445	$3,311,339
Gross Profit	974,735	890,940	467,539
Operating Income	201,289	209,117	115,810
Net Income	79,329	74,172	44,649

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March, 2002.

Capital Automotive REIT

By: /s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer