Form 10-Q
period 2002-03-31
CAPITAL AUTOMOTIVE REIT
filed 2002-05-10
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

COMMISSION FILE NUMBER 000-23733

CAPITAL AUTOMOTIVE REIT
(Exact name of registrant as specified in its charter)

Maryland (State of organization)	54-1870224 (I.R.S. Employer Identification Number)

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

Yes    X     No

Number of common shares of beneficial interest outstanding as of April 30, 2002 was 27,501,494.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.

Part I – Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets – March 31, 2002 (unaudited) and December 31, 2001	3
Consolidated Statements of Operations (unaudited) – three months ended March 31, 2002 and March 31, 2001	4
Consolidated Statements of Cash Flows (unaudited) – three months ended March 31, 2002 and March 31, 2001	5
Notes to Consolidated Financial Statements (unaudited)	6 - 13
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 24
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24 - 25
Part II – Other Information
Item 1 – Legal Proceedings	26
Item 2 – Changes in Securities	26
Item 3 – Defaults Upon Senior Securities	26
Item 4 – Submission of Matters to Vote to Security Holders	26
Item 5 – Other Information	26
Item 6 – Exhibits and Reports on Form 8-K	26
Signatures	27

PART 1–FINANCIAL INFORMATION
ITEM 1–FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

ASSETS
Real estate:
Land	$542,868	$508,556
Buildings and improvements	773,959	721,138
Accumulated depreciation	(65,696)	(59,789)

	1,251,131	1,169,905
Cash and cash equivalents	16,631	9,490
Other assets, net	23,179	20,305

Total Assets	$1,290,941	$1,199,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$682,906	$637,656
Borrowings under credit facilities	87,686	63,508
Accounts payable and accrued expenses	12,477	14,661
Security deposits payable	7,049	6,969

Total Liabilities	790,118	722,794

Minority Interest	124,882	110,885
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 26,718,506 shares issued and outstanding as of March 31, 2002 and 26,428,188 shares issued and outstanding as of December 31, 2001	267	264
Additional paid-in-capital	387,771	378,923
Accumulated other comprehensive income	2,875	2,249
Distributions in excess of accumulated earnings	(14,972)	(15,415)

Total Shareholders’ Equity	375,941	366,021

Total Liabilities and Shareholders’ Equity	$1,290,941	$1,199,700

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Revenue:
Rental	$32,343	$27,999
Interest and other	129	61

Total revenue	32,472	28,060

Expenses:
Depreciation and amortization	5,959	5,035
General and administrative	2,123	1,719
Interest	10,260	11,874

Total expenses	18,342	18,628

Net income before minority interest	14,130	9,432
Minority interest	(3,276)	(2,624)

Net income	$10,854	$6,808

Shares of common stock outstanding used to compute basic earnings per share	26,547	21,485

Basic earnings per share	$0.41	$0.32
Shares of common stock outstanding used to compute diluted earnings per share	27,834	21,862

Diluted earnings per share	$0.39	$0.31

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$10,854	$6,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,238	5,394
Income applicable to minority interest	3,276	2,624
Increase in other assets	(2,524)	(1,393)
Increase (decrease) in accounts payable and accrued expenses	4,121	(6,993)
Increase in security deposits payable	80	220

Net cash provided by operating activities	22,045	6,660

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(55)	(8)
Real estate acquisitions	(68,133)	(18,482)

Net cash used in investing activities	(68,188)	(18,490)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	56,578	39,800
Proceeds from mortgage debt	48,600	661
Repayment of borrowings under credit facilities	(32,400)	(24,598)
Mortgage principal payments	(3,350)	(4,002)
Payment of cash dividend	(10,367)	(8,175)
Distributions to minority partners	(3,114)	(3,255)
Repurchase of common shares	—	(142)
Payment for the purchase of outstanding warrants to purchase common shares	(6,328)	—
Proceeds from issuance of common shares, net of costs	3,665	6,143

Net cash provided by financing activities	53,284	6,432

Net increase (decrease) in cash and cash equivalents	7,141	(5,398)
Cash and cash equivalents at beginning of period	9,490	6,298

Cash and cash equivalents at end of period	$16,631	$900

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$19,000	$512

Interest paid during the period	$5,555	$17,375

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the “Company”) is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P. (the “Partnership”) and its subsidiaries. We are the sole general partner of the Partnership and, as of March 31, 2002, owned approximately 75.1% of the units of limited partnership interest in the Partnership (“Units”). References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operators of dealerships to refer to the related persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations.

As of March 31, 2002, we had invested more than $1.3 billion in 274 properties located in 28 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), comprising approximately 1,900 acres of land and containing approximately 10.7 million square feet of buildings and improvements. Our tenants operate 383 motor vehicle franchises on our properties, representing nearly 45 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 14 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each exercisable at the option of the tenant (ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Deferred Loan Costs

Certain costs incurred in connection with obtaining our credit facilities and issuance of mortgage debt are capitalized and generally amortized over the terms of the respective credit facilities or debt on a straight-line basis (which approximates the effective interest method). These costs, net of accumulated amortization, are included in other assets and total approximately $7.9 million and $7.2 million as of March 31, 2002 and December 31, 2001, respectively.

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets and total approximately $1.1 million and $1.0 million as of March 31, 2002 and December 31, 2001, respectively. Capitalized leasing costs include employee compensation and payroll related fringe benefits directly related to time spent performing leasing related activities. Such activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Income Taxes

We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 90% of our taxable income to our shareholders and comply with certain other requirements.

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed per the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of March 31, 2002, $320.5 million of our $1.3 billion real estate portfolio, or 24%, was subject to variable rate leases. This compares to $85 million of our $1.06 billion real estate portfolio, or 8%, that was subject to variable rate leases as of March 31, 2001. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features, and none of such leases contain a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index (“CPI”). Certain of our leases also or alternatively provide for a fixed minimum and/or maximum periodic adjustment during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and total approximately $8.2 million and $6.7 million as of March 31, 2002 and December 31, 2001, respectively.

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

3.     NEW ACCCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and SFAS No. 142 has not had any impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 has not had any significant impact on our financial condition or results of operations.

4.     ACQUISITIONS

During the three months ended March 31, 2002, we completed approximately $87.1 million of property acquisitions, which included 14 properties and several facility improvements and construction fundings, all of which are leased to existing tenants. We funded the acquisitions with the issuance of 869,167 Units (valued at $19 million at the time of the acquisition), the issuance of $48.6 million of 10 year long-term variable rate debt with General Motors Acceptance Corporation and the remainder with funds drawn down on our short-term credit facilities. These acquisitions added approximately 786,000 square feet of buildings and improvements on approximately 102 acres of land in 10 states (Colorado, Florida, Indiana, Michigan, New Jersey, Nevada, North Carolina, Ohio, Tennessee and Texas). The leases have been structured using our variable rate lease program and have initial lease terms ranging from 12 to 21 years, with a weighted average initial lease term of 15.7 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 20 years.

Included in the first quarter acquisitions are 13 properties totaling $71.4 million leased under variable rate leases to Sonic Automotive, Inc. and its affiliates (“Sonic”). Fourteen motor vehicle franchises are operated on these properties, including Bentley, Cadillac, Honda, Oldsmobile, Rolls Royce, Saab, and Volvo. These properties were acquired pursuant to an $80 million letter of intent (LOI) issued to Sonic during the first quarter of 2002, of which $53 million of properties were acquired from the Don Massey Dealerships and $18.4 million of properties were acquired from Sonic. Remaining under the LOI are two properties, totaling approximately $11 million, which contain two franchises (Honda and Cadillac), which are subject to definitive purchase agreements. The acquisition of these properties, which is expected to close during the second quarter of 2002, is subject to completion of due diligence and customary closing conditions. We currently lease 81 properties to Sonic, representing approximately 26% of our total annualized rental revenue as of March 31, 2002.

5.     MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

As of March 31, 2002, we had total debt outstanding of $770.6 million. Of this debt, approximately $682.9 million (consisting of $376.2 million of fixed rate and $306.7 million of variable rate debt) was mortgage debt secured by approximately 230 of our properties. In addition, we had $87.7 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2002 and December 31, 2001 (dollars in thousands):

		Principal Balance	Principal Balance
		as of March 31,	as of December 31,	Effective Interest	Term/ Amortization
Description of Debt	Original Debt Issued	2002	2001	Rate*	Schedule
7.59% fixed rate debt due 12/1/08	$38,050	$35,557	$35,886	8.00%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14	111,950	97,713	98,891	7.91%	15 yr/15 yr
8.05% fixed rate debt due 10/1/14	85,000	77,446	78,319	8.33%	15 yr/15 yr
7.54% fixed rate debt due 7/6/11	100,000	96,132	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (1)	28,500	27,360	—	7.67%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (1)	32,054	30,918	—	7.63%	12 yr/30 yr
7.50% fixed rate debt due 1/20/03	12,000	11,050	11,108	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$407,554	$376,176	$320,336	7.91%
Variable rate debt due 9/29/11 (2)	$150,000	$148,507	149,419	4.16%	12 yr/25 yr
Variable rate debt due 8/10/13 (3)	82,600	81,223	81,223	3.67%	12 yr/30 yr
Variable rate debt swapped to fixed rate debt (1)	60,554	—	58,278	4.00%	—
Various variable rate debt (4)	78,600	77,000	28,400	4.92%	10 to 11 yr/25 yr

Total Mortgage Variable Rate Debt	$371,754	$306,730	$317,320	4.00%

TOTAL MORTGAGE DEBT		$682,906	$637,656	7.11%
$50 million revolving partially secured facility (5)		9,578	17,400	3.76%	3 yr
$100 million revolving secured facility (6)		78,108	46,108	4.19%	1 yr

TOTAL CREDIT FACILITIES		$87,686	$63,508	4.08%

TOTAL DEBT OUTSTANDING		$770,592	$701,164	6.84%

*	For the quarter ended March 31, 2002. Includes deferred loan fees amortized over the life of the loans.

(1)	These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points and require quarterly interest and level principal payments until maturity. During the first quarter of 2002, we entered into interest rate swap arrangements with a third party on these loans to fix the interest rate. The new blended rate on the debt is approximately 7.58%.

(2)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest until maturity.

(3)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires quarterly interest and level principal payments until maturity. During the third quarter of 2001, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which was subsequently extended during the first quarter of 2002 to November 1, 2002 at a fixed rate of 7.50%.

(4)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity.

(5)	Amounts borrowed under the facility bear interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matured on March 3, 2002 and has been extended until such time we elect to replace it with our new $60 million unsecured revolving credit facility, which closed at the end of the first quarter of 2002. The new facility provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. We expect to replace the existing $50 million secured revolving credit facility with this new facility in the second quarter of 2002.

(6)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of March 31, 2002, the borrowings under the facility bears interest equal to the 30-day LIBOR rate plus 225 to 275 basis points. The facility requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually.

As of March 31, 2002, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of March 31, 2002 are as follows (in thousands):

For the Year Ended December 31,
2002	$17,174
2003	32,701
2004	23,039
2005	24,427
2006	25,828
Thereafter	559,737

Total	$682,906

Interest Rate Swap

In June 1998, the FASB issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.’’ This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 on January 1, 2001. There was no impact to our financial statements at the time of adoption.

During the third quarter of 2001, we borrowed $82.6 million of long-term debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. At the end of the third quarter, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which was subsequently extended during the first quarter of 2002 to November 1, 2002 at a fixed rate of 7.50%. All other terms and conditions of the swap remain the same.

During the first quarter of 2002, we converted the rent on approximately $71.2 million of property leased to Sonic from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party on approximately $58.3 million of variable rate debt that is secured primarily by such properties to fix the interest rate. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. The new blended fixed rate on the debt is approximately 7.58%.

Fixing the rate on $140.9 million of debt with interest rate swap arrangements and extending the effective date of the swap on the $82.6 million of debt, continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term, and at the same time, potentially garnering more spread in the short term.

These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income, and, depending on the fair value of the swaps, as either a derivative instrument asset or derivative instrument liability on our consolidated balance sheets. As of March 31, 2002, we had an unrealized gain on the swaps of approximately $2.9 million, which is included in other assets on our consolidated balance sheets and accumulated other comprehensive income within our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income.

6.     MINORITY INTEREST

Minority interest represents the Units of the Partnership owned by limited partners (other than the Company) of the Partnership. Minority interest is calculated at approximately 24.9% of the Partnership’s partners’ capital as of March 31, 2002 and approximately 23.2% of the Partnership’s partners’ net income for the three months ended March 31, 2002. The ownership of the Partnership as of March 31, 2002 is as follows (Units in thousands):

	Units	Percent

Partners’ capital:
Limited Partners	8,875.5	24.9%
The Company	26,718.5	75.1%

Total	35,594.0	100.0%

7.     EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income, adjusted to reflect the change in our share of income based on an ownership calculation that includes weighted average common share equivalents, divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, phantom shares, options and warrants. A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2002			2001

		Weighted Average			Weighted Average
	Net Income	Shares	Earnings Per Share	Net Income	Shares	Earnings Per Share

Earnings per share – basic	$10,854	26,547	$0.41	$6,808	21,485	$0.32
Adjustments (1)	117	1,287	(0.02)	—	377	(0.01)

Earnings per share — diluted	$10,971	27,834	$0.39	$6,808	21,862	$0.31

(1)	Adjustment to net income reflects the change in our share of income based on an ownership calculation including weighted average common share equivalents. The adjustment to weighted average shares reflects the effect of dilutive common share equivalents outstanding for the period, based on the treasury stock method.

8.     401(k) PLAN

During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan (the “401(k) Plan”). Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan. These contributions will vest ratably over five years from each employee’s date of service. During December 2001, we approved a 20% match of the participant’s elected deferral contribution during 2002 (subject to maximum limits).

9.     SUBSEQUENT EVENTS

Declaration of Dividend

On April 16, 2002, our Board of Trustees declared a cash dividend of $0.3935 per share, which will be paid on May 21, 2002 to shareholders of record as of May 10, 2002.

CAPITAL AUTOMOTIVE REIT
ITEM II — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2002 AND
MARCH 31, 2001

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, documents that we subsequently file with the Securities and Exchange Commission (the “SEC”) will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company’s Form 8-K/A filed on January 22, 2002. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of March 31, 2002, we had invested more than $1.3 billion in 274 properties located in 28 states, comprising approximately 1,900 acres of land and containing approximately 10.7 million square feet of buildings and improvements. Our tenants operate 383 motor vehicle franchises on our properties, representing nearly 45 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 14 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each exercisable at the option of the tenant (ranging from a total of five to 40 years).

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned from the temporary investment of funds in short-term investments; and (3) other fee income.

We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a nine-year to 40-year period for tax purposes and a 20-year to 40-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

FIRST QUARTER ACQUISITIONS

During the three months ended March 31, 2002, we completed approximately $87.1 million of property acquisitions, which included 14 properties and several facility improvements and construction fundings, all of which are leased to existing tenants. We funded the acquisitions with the issuance of 869,167 Units (valued at $19 million at the time of the acquisition), the issuance of $48.6 million of 10 year long-term variable rate debt with General Motors Acceptance Corporation and the remainder with funds drawn down on our short-term credit facilities. These acquisitions added approximately 786,000 square feet of buildings and improvements on approximately 102 acres of land in 10 states (Colorado, Florida, Indiana, Michigan, New Jersey, Nevada, North Carolina, Ohio, Tennessee and Texas). The leases have been structured using our variable rate lease program and have initial lease terms ranging from 12 to 21 years, with a weighted average initial lease term of 15.7 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 20 years.

Included in the first quarter acquisitions are 13 properties totaling $71.4 million leased under variable rate leases to Sonic Automotive, Inc. and its affiliates (“Sonic”). Fourteen motor vehicle franchises are operated on these properties, including Bentley, Cadillac, Honda, Oldsmobile, Rolls Royce, Saab, and Volvo. These properties were acquired pursuant to an $80 million letter of intent (LOI) issued to Sonic during the first quarter of 2002, of which $53 million of properties were acquired from the Don Massey Dealerships and $18.4 million of properties were acquired from Sonic. Remaining under the LOI are two properties, totaling approximately $11 million, which contain two franchises (Honda and Cadillac), which are subject to definitive purchase agreements. The acquisition of these properties, which is expected to close during the second quarter of 2002, is subject to completion of due diligence and customary closing conditions. We currently lease 81 properties to Sonic, representing approximately 26% of our total annualized rental revenue as of March 31, 2002.

RESULTS OF OPERATIONS

Revenue

Rental. Rental revenue for the three months ended March 31, 2002 increased 16% to $32.3 million from $28.0 million for the same quarter in 2001. The increase was primarily attributable to:

•	the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 274 properties as of March 31, 2002 versus 248 properties as of March 31, 2001;

•	during the first quarter of 2002, we converted the leases on approximately $71.2 million of property for Sonic from variable rate to fixed rate, resulting in an increase in rental revenue. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on approximately $58.3 million of variable rate debt that is secured primarily by such properties. Fixing the underlying debt simultaneously with the lease conversion continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the initial lease term. Other terms of the leases, including lease escalators, remained unchanged;

•	an increase in straight-lined rents, which for the three months ended March 31, 2002 totaled $1.5 million, as compared to $779,000 for the three months ended March 31, 2001; and

•	an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

The increase in rental revenues was partially offset by the following:

•	a decrease in lease rates on our variable rate leases. As of March 31, 2002, $320.5 million of our $1.3 billion real estate portfolio, or 24%, was subject to variable rate leases. This compares to $85 million of our $1.06 billion real estate portfolio, or 8%, that was subject to variable rate leases as of March 31, 2001. We had a corresponding decrease in interest rates on our variable rate debt resulting in reduced interest expense, which is more fully described below. Under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features, and none of such leases contain a maximum rate; and

• during the third quarter of 2001, we converted the leases relating to $185.3 million of property leased to Sonic from fixed rate to variable rate, resulting in a decrease in rental income. We also converted the interest rate on approximately $150 million of debt that is primarily secured by the properties subject to these leases from fixed rate to variable rate. Other terms of the leases, including lease escalators, remained unchanged.

Interest and Other. Interest and other income for the three months ended March 31, 2002 increased to $129,000 from $61,000 for the same quarter in 2001. The increase was due to an increase in interest earned on temporary investments and other fee income.

Expenses

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2002 increased 18% to $6.0 million from $5.0 million for the same quarter in 2001. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses for the three months ended March 31, 2002 increased $404,000, or 24%, to $2.1 million from $1.7 million for the same quarter in 2001. The increase in the first quarter operating expenses from the same quarter last year is due primarily to (1) an increase in payroll and related expenses primarily attributable to an increase in base compensation, the award of additional stock based compensation to employees, and an increase in the number of employees; (2) an increase in office administration expenses as a result of an increase in staffing requirements; (3) an increase in system administration fees for several projects initiated and completed during the first quarter of 2002 related to the expansion of our hardware infrastructure to improve security, reliability and capacity; (4) an increase in state income taxes due to the growth in our real estate portfolio during 2001 and 2002; (5) an increase in directors and officers insurance due to an increase in market rates; and (6) an increase in costs associated with our public reporting requirements due to an increase in the number of shareholders. The increase in general and administrative expenses was partially offset by a decrease in professional service fees.

Interest. Interest expense for the three months ended March 31, 2002 decreased 14% to $10.3 million from $11.9 million for the same quarter in 2001. Our overall debt increased from $597.6 million ($478.9 million fixed rate debt and $118.7 million variable rate debt) as of March 31, 2001 to $770.6 million ($376.2 million fixed rate debt and $394.4 million variable rate debt) as of March 31, 2002, which debt was primarily obtained to finance acquisition of properties during that time period. Although our overall debt increased, the mix of variable rate debt to total debt increased from 20% to over 50%. The decrease in interest expense over the prior period was due to the shift from fixed to variable rate debt and the reduction of interest rates. The effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 8.12% in the first quarter of 2001 to 6.84% in the first quarter of 2002. The decrease was partially offset by the conversion of $58.3 million of variable rate debt to fixed rate debt during the first quarter of 2002 through the execution of swap arrangements with a third party. The swap arrangements were executed in conjunction with our conversion of $71.2 million of property which Sonic leases from variable rate to fixed rate leases, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $16.6 million and $900,000 at March 31, 2002 and March 31, 2001, respectively. The changes in cash and cash equivalents during the three months ended March 31, 2002 and 2001 were attributable to operating, investing and financing activities, as described below.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2002 and 2001 was $22.0 million and $6.7 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2002 and 2001 was $68.2 million and $18.5 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvements and construction financings during those periods.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2002 and 2001 was $53.3 million and $6.4 million, respectively. Cash provided by financing activities for the three months ended March 31, 2002 primarily reflects:

•	$56.6 million of proceeds received from borrowings on our revolving credit facilities;

•	$48.6 million of proceeds received from mortgage debt incurred during the period; and

•	$3.7 million of proceeds received from the issuance of common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $32.4 million;

•	distributions made to shareholders and minority partners during the period totaling $13.5 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively; and

•	payments of principal on outstanding mortgage debt totaling $3.4 million.

Cash provided by financing activities for the three months ended March 31, 2001 primarily reflects:

•	$39.8 million of proceeds received from borrowings on our revolving credit facilities;

•	$6.1 million of proceeds received from the issuance of common shares, net of costs; and

•	$661,000 million of proceeds received from mortgage debt incurred during the period.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $24.6 million;

•	distributions made to shareholders and minority partners during the period totaling $11.4 million;

•	payments of principal on outstanding mortgage debt totaling $4.0 million; and

•	the repurchase of common shares pursuant to our common share repurchase program totaling $142,000.

Mortgage Debt and Revolving Credit Facilities

As of March 31, 2002, we had total debt outstanding of $770.6 million. Of this debt, approximately $682.9 million (consisting of $376.2 million of fixed rate and $306.7 million of variable rate debt) was mortgage debt secured by approximately 230 of our properties. In addition, we had $87.7 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2002 and December 31, 2001 (dollars in thousands):

		Principal Balance	Principal Balance
		as of March 31,	as of December 31,	Effective Interest	Term/ Amortization
Description of Debt	Original Debt Issued	2002	2001	Rate*	Schedule
7.59% fixed rate debt due 12/1/08	$38,050	$35,557	$35,886	8.00%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14	111,950	97,713	98,891	7.91%	15 yr/15 yr
8.05% fixed rate debt due 10/1/14	85,000	77,446	78,319	8.33%	15 yr/15 yr
7.54% fixed rate debt due 7/6/11	100,000	96,132	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (1)	28,500	27,360	—	7.67%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (1)	32,054	30,918	—	7.63%	12 yr/30 yr
7.50% fixed rate debt due 1/20/03	12,000	11,050	11,108	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt	$407,554	$376,176	$320,336	7.91%
Variable rate debt due 9/29/11 (2)	$150,000	$148,507	149,419	4.16%	12 yr/25 yr
Variable rate debt due 8/10/13 (3)	82,600	81,223	81,223	3.67%	12 yr/30 yr
Variable rate debt swapped to fixed rate debt (1)	60,554	—	58,278	4.00%	—
Various variable rate debt (4)	78,600	77,000	28,400	4.92%	10 to 11 yr/25 yr

Total Mortgage Variable Rate Debt	$371,754	$306,730	$317,320	4.00%

TOTAL MORTGAGE DEBT		$682,906	$637,656	7.11%
$50 million revolving partially secured facility (5)		9,578	17,400	3.76%	3 yr
$100 million revolving secured facility (6)		78,108	46,108	4.19%	1 yr

TOTAL CREDIT FACILITIES		$87,686	$63,508	4.08%

TOTAL DEBT OUTSTANDING		$770,592	$701,164	6.84%

*	For the quarter ended March 31, 2002. Includes deferred loan fees amortized over the life of the loans.

(1)	These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points and require quarterly interest and level principal payments until maturity. During the first quarter of 2002, we entered into interest rate swap arrangements with a third party on these loans to fix the interest rate. The new blended rate on the debt is approximately 7.58%.

(2)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest until maturity.

(3)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires quarterly interest and level principal payments until maturity. During the third quarter of 2001, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which was subsequently extended during the first quarter of 2002 to November 1, 2002 at a fixed rate of 7.50%.

(4)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity.

(5)	Amounts borrowed under the facility bear interest equal to the 30-day LIBOR rate plus 175 basis points and requires the repayment of secured borrowings within 12 months and unsecured borrowings within 150 days. The facility matured on March 3, 2002 and has been extended until such time we elect to replace it with our new $60 million unsecured revolving credit facility, which closed at the end of the first quarter of 2002. The new facility provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. We expect to replace the existing $50 million secured revolving credit facility with this new facility in the second quarter of 2002.

(6)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of March 31, 2002, the borrowings under the facility bears interest equal to the 30-day LIBOR rate plus 225 to 275 basis points. The facility requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually.

As of March 31, 2002, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Interest Rate Swap

In June 1998, the FASB issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.’’ This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 on January 1, 2001. There was no impact to our financial statements at the time of adoption.

During the third quarter of 2001, we borrowed $82.6 million of long-term debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. At the end of the third quarter, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which was subsequently extended during the first quarter of 2002 to November 1, 2002 at a fixed rate of 7.50%. All other terms and conditions of the swap remain the same.

During the first quarter of 2002, we converted the rent on approximately $71.2 million of property leased to Sonic from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party on approximately $58.3 million of variable rate debt that is secured primarily by such properties to fix the interest rate. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. The new blended fixed rate on the debt is approximately 7.58%.

Fixing the rate on $140.9 million of debt with interest rate swap arrangements and extending the effective date of the swap on the $82.6 million of debt, continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the lease term, and at the same time, potentially garnering more spread in the short term.

These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income, and, depending on the fair value of the swaps, as either a derivative instrument asset or derivative instrument liability on our consolidated balance sheets. As of March 31, 2002, we had an unrealized gain on the swaps of approximately $2.9 million, which is included in other assets on our consolidated balance sheets and accumulated other comprehensive income within our consolidated balance sheets and statements of changes in shareholders’ equity and other comprehensive income.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, distributions to shareholders and holders of Units (“Unitholders”), and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing revolving credit facilities. We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with amounts available under our existing long-term debt commitments, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current income and long-term growth in income.

As of March 31, 2002, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of March 31, 2002 are as follows (in thousands):

For the Year Ended December 31,
2002	$17,174
2003	32,701
2004	23,039
2005	24,427
2006	25,828
Thereafter	559,737

Total	$682,906

During the second quarter of 2001, we received a commitment for $150.0 million of long-term secured financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month LIBOR rate. As of March 31, 2002, we had $67.4 million available under this commitment.

At the end of the first quarter of 2002, we closed on a $60 million unsecured revolving credit facility, for which Comerica Bank is the syndication agent with four other participating financial institutions. The facility provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. We expect to replace our existing $50 million secured revolving credit facility with this new facility in the second quarter of 2002.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). As of March 31, 2002, our debt was approximately 57% of our assets. This policy may be changed by our Board of Trustees at any time without shareholder approval. In addition, to minimize interest rate risk, we typically match the average term of our long-term leases with the average term of our debt as well as the type of leases with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of March 31, 2002, approximately 81% of our debt outstanding (including the $81.2 million of variable rate debt that will become fixed rate debt effective November 1, 2002 under an interest rate swap arrangement) was substantially match-funded, non-recourse debt. As of March 31, 2002, our long-term debt had a weighted average remaining term of 10.3 years, and our leases had a weighted average remaining term of 11.8 years.

We may offer our tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the CPI. As of March 31, 2002, $320.5 million of our $1.3 billion real estate portfolio, or 24%, was subject to variable rate leases. Of the total variable rate leases, the majority of the lease agreements contain minimum rates and fixed rate conversion features, and none of such leases contain a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. These types of leases generally are or will be financed with long-term, variable rate debt, thereby fixing our investment spread. As of March 31, 2002, $313.2 million of our total outstanding debt was variable rate debt, which excludes $81.2 million of variable rate debt that will become fixed rate debt effective November 1, 2002 under an interest rate swap arrangement. We believe the existing mix of variable rate leases and variable rate debt maintains our balance sheet flexibility, while continuing our policy of minimizing interest rate risk.

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

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the three months ended March 31, 2002, no common shares were repurchased. During the three months ended March 31, 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. From the inception of the common share repurchase program through March 31, 2002, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 5,700 and 443,000 common shares under the DRIP and received approximately $118,000 and $6.2 million in proceeds for the three months ended March 31, 2002 and 2001, respectively.

Purchase of Warrants Outstanding to Purchase Common Shares

During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remainder was paid in January 2002, and was funded with debt and cash on hand. During the first quarter of 2002, we completed the purchase of outstanding warrants to purchase 50,000 common shares for $5.85 per warrant, which was funded with cash on hand. The purchase price for all warrants was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants would have expired in February 2003. The purchase of the warrants is considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. As of March 31, 2002, we had warrants outstanding to acquire a total of 52,500 common shares, at an exercise price of $15.00 per share and will expire no later than January 2003.

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

FFO and AFFO for the three months ended March 31, 2002 and 2001 is computed as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income before minority interest	$14,130	$9,432
Real estate depreciation and amortization	5,943	5,016
Gain on sale of assets	—	—

FFO	20,073	14,448
Less: straight-lined rents	(1,475)	(779)

AFFO	$18,598	$13,669

Weighted average number of common shares and units used to compute basic FFO and AFFO per share	34,582	29,946

Weighted average number of common shares and units used to compute fully diluted FFO and AFFO per share	35,869	30,323

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our policy of substantially match-

funding at least 70% of our long-term debt with long-term leases reduces our exposure to interest rate fluctuations. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

During the three months ended March 31, 2002, our fixed rate debt increased from $320.3 million at December 31, 2001 to $376.2 million as of March 31, 2002. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at March 31, 2002 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $20 million.

During the three months ended March 31, 2002, our variable rate debt increased from $380.8 million as of December 31, 2001 to $394.4 million as of March 31, 2002. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program increased from $314.2 million as of December 31, 2001 to $320.5 million as of March 31, 2002. Interest rate fluctuations may affect our annual interest expense on our variable rate debt as well as our annual rental income on our variable rate leases. Because the interest rates on our short-term and long-term variable rate debt and the base rents on our variable rate leases are based on a spread over an applicable index, the increase or decrease in interest expense as a result of a one percentage point increase or decrease in the interest rate on our variable rate debt would be substantially offset by the increase or decrease in the rental income from our variable rate leases as a result of the increase or decrease in the index used to calculate the base rent. As a result, we believe that our net income would not change substantially as a result of changes in interest rates. Therefore, we exclude the $320.5 million from our total variable rate debt of $394.4 million (including the $81.2 million of variable rate debt that will become fixed rate debt effective November 1, 2002 under an interest rate swap arrangement) in calculating the effect of a change in interest rates on our variable rate debt. It should also be noted that the majority of our variable rate lease agreements contain minimum rates designed to protect us from a decrease in interest rates. A change in interest rates would, however, affect the interest due on our remaining $73.9 million of variable rate debt. If interest rates on this portion of our variable rate debt had been one percentage point higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $739,000, based on balances at March 31, 2002.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

On March 29, 2002, the Partnership issued 704,483 Units to the Donald E. Massey Revocable Trust and 164,684 Units to Capitol Cadillac Corporation, as partial consideration for the acquisition of six parcels of real property and improvements located in Colorado, Michigan and Tennessee. The Units will be eligible for redemption beginning on July 31, 2003 for cash by the Partnership, or at the option of the Company, common shares on a one for one basis. The issuance of such Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.6 Revolving Credit Agreement dated as of March 29, 2002 among Comerica Bank, as Agent for the Lenders and Capital Automotive, L.P., et al. (filed herewith)

(b)  Reports on Form 8-K

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

Dated: May 10, 2002