Form 10-Q
period 2002-06-30
CAPITAL AUTOMOTIVE REIT
filed 2002-08-13
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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

Yes X                  No

Number of common shares of beneficial interest outstanding as of July 31, 2002 was 27,886,731.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.

Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets – June 30, 2002 (unaudited) and December 31, 2001.	3

Consolidated Statements of Operations (unaudited) – three months and six months ended June 30, 2002 and June 30, 2001.	4

Consolidated Statements of Cash Flows (unaudited) – three months and six months ended June 30, 2002 and June 30, 2001.	5

Notes to Consolidated Financial Statements (unaudited)	6 – 14

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 27

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27 – 28

Part II – Other Information

Item 1 – Legal Proceedings	29

Item 2 – Changes in Securities	29

Item 3 – Defaults Upon Senior Securities	29

Item 4 – Submission of Matters to Vote to Security Holders	29 – 30

Item 5 – Other Information	30

Item 6 – Exhibits and Reports on Form 8-K	30 – 31

Signatures	32

Certification of Chief Executive Officer	33

Certification of Chief Financial Officer	33

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Real estate:
Land	$553,109	$508,556
Buildings and improvements	798,048	721,138
Accumulated depreciation	(71,932)	(59,789)

	1,279,225	1,169,905
Cash and cash equivalents	54,448	9,490
Other assets, net	34,135	20,305

Total Assets	$1,367,808	$1,199,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$833,873	$637,656
Borrowings under credit facilities	5,000	63,508
Accounts payable and accrued expenses	15,980	14,661
Security deposits payable	6,577	6,969

Total Liabilities	861,430	722,794

Minority Interest	120,802	110,885
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 27,787,592 shares issued and outstanding as of June 30, 2002 and 26,428,188 shares issued and outstanding as of December 31, 2001	278	264
Additional paid-in-capital	404,782	378,923
Accumulated other comprehensive income (loss)	(4,470)	2,249
Distributions in excess of accumulated earnings	(15,014)	(15,415)

Total Shareholders’ Equity	385,576	366,021

Total Liabilities and Shareholders’ Equity	$1,367,808	$1,199,700

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenue:
Rental	$34,264	$28,389	$66,607	$56,388
Interest and other	135	32	264	93

Total revenue	34,399	28,421	66,871	56,481

Expenses:
Depreciation and amortization	6,292	5,120	12,251	10,155
General and administrative	1,987	1,726	4,110	3,445
Modification of debt	265	—	265	—
Interest	11,445	11,621	21,705	23,495

Total expenses	19,989	18,467	38,331	37,095

Net income before minority interest	14,410	9,954	28,540	19,386
Minority interest	(3,496)	(2,825)	(6,772)	(5,449)

Net income	$10,914	$7,129	$21,768	$13,937

Shares of common stock outstanding used to compute basic earnings per share	27,393	21,658	26,972	21,572

Basic earnings per share	$0.40	$0.33	$0.81	$0.65
Shares of common stock outstanding used to compute diluted earnings per share	28,559	22,541	28,198	22,203

Diluted earnings per share	$0.39	$0.32	$0.78	$0.63
Dividends declared per share (See Note 8)	$0.3935	$0.3860	$0.7825	$0.3860

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income	$21,768	$13,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,730	10,692
Income applicable to minority interest	6,772	5,449
Increase in other assets	(9,290)	(2,315)
Increase (decrease) in accounts payable and accrued expenses	3,436	(6,393)
Increase (decrease) in security deposits payable	(392)	342

Net cash provided by operating activities	35,024	21,712

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(64)	(22)
Real estate acquisitions	(102,463)	(50,302)

Net cash used in investing activities	(102,527)	(50,324)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	105,718	91,338
Proceeds from mortgage debt	205,385	661
Repayment of borrowings under credit facilities	(164,226)	(43,398)
Mortgage principal payments	(9,168)	(7,473)
Payments for debt issuance costs	(7,311)	(104)
Payment of cash dividend	(21,273)	(16,553)
Distributions to minority partners	(6,432)	(6,516)
Repurchase of common shares	—	(142)
Payment for the purchase of outstanding warrants to purchase common shares	(6,328)	—
Redemption of units of limited partnership interest in the Partnership	(153)	—
Proceeds from issuance of other common shares, net of costs	16,249	6,224

Net cash provided by financing activities	112,461	24,037

Net increase (decrease) in cash and cash equivalents	44,958	(4,575)
Cash and cash equivalents at beginning of period	9,490	6,298

Cash and cash equivalents at end of period	$54,448	$1,723

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$19,000	$1,212

Interest paid during the period	$17,478	$28,899

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the “Company”) is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P. (the “Partnership”) and its subsidiaries. We are the sole general partner of the Partnership and, as of June 30, 2002, owned approximately 76.1% of the units of limited partnership interest in the Partnership (“Units”). References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operators of dealerships to refer to the related persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations.

As of June 30, 2002, we had invested approximately $1.4 billion in 280 properties located in 28 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), comprising approximately 1,930 acres of land and containing approximately 11.0 million square feet of buildings and improvements. Our tenants operate 390 motor vehicle franchises on our properties, representing nearly 45 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 14.1 years and a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Deferred Loan Costs

Certain costs incurred in connection with obtaining our credit facilities and issuance of mortgage debt are capitalized and generally amortized over the terms of the respective credit facilities or debt using the effective interest method or on a straight-line basis which approximates the effective interest method. These costs, net of accumulated amortization, are included in other assets and total approximately $14.0 million and $7.2 million as of June 30, 2002 and December 31, 2001, respectively.

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets and total approximately $1.2 million and $1.0 million as of June 30, 2002 and December 31, 2001, respectively. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities. These activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Income Taxes

We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of

1986, as amended (the “Code”). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 90% of our taxable income to our shareholders and comply with certain other requirements.

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of June 30, 2002, approximately $334 million of our approximately $1.4 billion real estate portfolio, or 25%, was subject to variable rate leases. This compares to approximately $94 million of our approximately $1.1 billion real estate portfolio, or 9%, that was subject to variable rate leases as of June 30, 2001. The majority of the variable rate lease agreements contain minimum rates and fixed rate conversion features, and none of these leases contains a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index (“CPI”). Certain of our leases also or alternatively provide for a fixed minimum and/or maximum periodic adjustment during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $9.5 million and $6.7 million as of June 30, 2002 and December 31, 2001, respectively.

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

3.     NEW ACCCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and SFAS No. 142 has not had any impact on our financial condition or results of operations through June 30, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). SFAS No. 144 requires that a single accounting model be used for long-lived assets to be disposed of by sale, whether the asset was previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposition transactions. The adoption of SFAS No. 144 has not had any significant impact on our financial condition or results of operations through June 30, 2002.

4.     ACQUISITIONS

During the three months ended June 30, 2002, we completed approximately $34.1 million of property acquisitions, which included six properties, three of which are operated by two new tenants, and several facility improvements and construction fundings with existing tenants. We initially funded the majority of the acquisitions with funds drawn down on our short-term credit facilities and subsequently repaid these facilities with the net proceeds received from the $325 million debt securitization completed at the end of the second quarter, as discussed in Note 5 below. These acquisitions added approximately 262,000 square feet of buildings and improvements on approximately 31 acres of land in five states (Indiana, New Jersey, Ohio, Tennessee and Texas). The majority of the leases entered into during the quarter have been structured using our variable rate lease program. The leases have initial lease terms ranging from 12 to 21 years, with a weighted average initial lease term of 15.8 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 20 years.

5.     MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

As of June 30, 2002, we had total debt outstanding of $838.9 million. Of this debt, approximately $833.9 million (consisting of $524.6 million of fixed rate and $309.3 million of variable rate debt) was mortgage debt secured by approximately 250 of our properties. In addition, we had $5.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of June 30, 2002 and December 31, 2001 (dollars in thousands):

		Principal Balance	Principal Balance
	Original Debt	as of June 30,	as of December 31,	Effective Interest	Term/ Amortization
Description of Debt	Issued	2002	2001	Rate*	Schedule
7.59% fixed rate debt due 12/1/08	$38,050	$35,238	$35,886	8.01%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14 (1)	111,950	—	98,891	7.94%
8.05% fixed rate debt due 10/1/14 (1)	85,000	—	78,319	8.33%
Triple Net Lease Mortgage Notes, Series 2002 (1)	325,000	325,000	—	7.70%	(1)
7.54% fixed rate debt due 7/6/11	100,000	95,690	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (2)	28,500	27,075	—	7.66%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (2)	32,054	30,633	—	7.62%	12 yr/30 yr
7.50% fixed rate debt due 1/20/03	12,000	10,968	11,108	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt		$524,604	$320,336	7.91%

Variable rate debt due 9/29/11 (3)	$150,000	$147,175	149,419	4.14%	12 yr/25 yr
Variable rate debt due 8/10/13 (4)	82,600	80,535	81,223	3.66%	12 yr/30 yr
Variable rate debt swapped to fixed rate debt (2)	60,554	—	58,278
Various variable rate debt (5)	83,550	81,559	28,400	5.06%	10 to 11 yr/25 yr

Total Mortgage Variable Rate Debt		$309,269	$317,320	4.25%

TOTAL MORTGAGE DEBT		$833,873	$637,656	6.26%
$50 million revolving partially secured facility (6)		—	17,400	3.80%
$60 million revolving unsecured facility (7)		—	—		3 yr
$100 million revolving secured facility (8)		5,000	46,108	4.30%	1 yr

TOTAL CREDIT FACILITIES		$5,000	$63,508	4.19%

TOTAL DEBT OUTSTANDING		$838,873	$701,164	6.07%

*	For the quarter ended June 30, 2002. Includes deferred loan fees amortized over the life of the loans. The effective interest rates on our total mortgage fixed rate debt and our total mortgage debt outstanding as of June 30, 2002 were approximately 7.7% and 6.4%, respectively.

(1)	On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002 (the “Notes”). The transaction reflects approximately $152 million of new debt issued in classes under current market terms (the “New Notes”) and a restructuring of a securitization completed in 1999, that had a remaining balance of approximately $173 million (the “Modified Debt”). The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. The Notes are collateralized by 94 properties, subject to long-term, triple-net leases, with a net book value of $430.5 million and an appraised value of $462.4 million as of June 30, 2002. The New Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the New Notes) of approximately 7.0% and are fully-amortizing over 20 years. The Notes are fully-amortizing and have terms ranging from 12 to 20 years, with a weighted average term of 14.2 years. The Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the Notes) of approximately 7.7%. The net proceeds from the issuance of the New Notes were used to pay down our short-term credit facilities and to fund acquisitions, and will be available to fund future acquisitions. CARS Loan Servicer L.L.C., one of our subsidiaries, will act as servicer of the Notes on behalf of the noteholders.

(2)	These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points and require quarterly interest and level principal payments until maturity. During the first quarter of 2002, we entered into interest rate swap arrangements with a third party on these loans to fix the interest rate. The new blended rate on the debt is approximately 7.58%.

(3)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest until maturity.

(4)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires quarterly interest and level principal payments until maturity. During the third quarter of 2001, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which was subsequently extended during the first quarter of 2002 to November 1, 2002 at a fixed rate of 7.50%.

(5)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity.

(6)	The facility matured on March 3, 2002 and was extended until the end of the second quarter at which time it was replaced by the new unsecured revolving credit facility.

(7)	At the end of the first quarter of 2002, we closed on this $60 million unsecured revolving credit facility. The facility provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. The facility replaced the existing $50 million secured revolving credit facility at the end of the second quarter of 2002.

(8)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of June 30, 2002, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 287 basis points. The facility requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually.

As of June 30, 2002, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of June 30, 2002 are as follows (in thousands):

For the Year Ended December 31,
2002	$14,092
2003	37,203
2004	27,826
2005	29,516
2006	31,237
Thereafter	693,999

Total	$833,873

$325 Million Securitization

As noted in footnote (1) of the debt table herein, we modified approximately $173 million of debt during the second quarter. Because the terms of the Modified Debt were virtually identical to the original debt, the modification did not result in a significant modification of debt. Therefore, in accordance with

GAAP: (1) the unamortized issuance costs related to the original debt of $3.9 million, plus $2.3 million of costs related to the Modified Debt that was paid to the lender and capitalized, will be amortized over the remaining term of the Modified Debt using the effective interest method; and (2) third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. In addition, we incurred approximately $6.2 million in debt issuance costs associated with the issuance of the New Notes, which, in accordance with GAAP, were capitalized and will be amortized over the term of the New Notes using the effective interest method.

Interest Rate Swaps

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

During the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to Sonic Automotive and its affiliates (“Sonic”) from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on the debt secured primarily by such properties totaling approximately $58.3 million.

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

These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or derivative instrument liability on our consolidated balance sheets. As of June 30, 2002, we had an unrealized loss on the swaps of approximately $4.5 million, which is included in other liabilities and accumulated other comprehensive income (loss) within our consolidated balance sheets.

6.     MINORITY INTEREST

Minority interest represents the Units of the Partnership owned by limited partners (other than the Company). Minority interest is calculated at approximately 23.9% of the Partnership’s partners’ capital as of June 30, 2002 and approximately 24.3% of the Partnership’s partners’ net income for the three months ended June 30, 2002 and approximately 23.7% for the six months ended June 30, 2002. The ownership of the Partnership as of June 30, 2002 is as follows (Units in thousands):

	Units	Percent

Partners’ capital:
Limited Partners	8,705.9	23.9%
The Company	27,787.6	76.1%

Total	36,493.5	100.0%

7.     EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income, adjusted to reflect the change in our share of income based on an ownership calculation that includes weighted average common share equivalents, divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, phantom shares, options and warrants. A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended June 30,

	2002			2001

		Weighted Average			Weighted Average
	Net Income	Shares	Earnings Per Share	Net Income	Shares	Earnings Per Share

Earnings per share – basic	$10,914	27,393	$0.40	$7,129	21,658	$0.33
Adjustments (1)	109	1,166	(0.01)	112	883	(0.01)

Earnings per share — diluted	$11,023	28,559	$0.39	$7,241	22,541	$0.32

	Six Months Ended June 30,

	2002			2001

		Weighted Average			Weighted Average
	Net Income	Shares	Earnings Per Share	Net Income	Shares	Earnings Per Share

Earnings per share – basic	$21,768	26,972	$0.81	$13,937	21,572	$0.65
Adjustments (1)	226	1,226	(0.03)	112	631	(0.02)

Earnings per share — diluted	$21,994	28,198	$0.78	$14,049	22,203	$0.63

(1) Adjustment to net income reflects the change in our share of income based on an ownership calculation including weighted average common share equivalents. The adjustment to weighted average shares reflects the effect of dilutive common share equivalents outstanding for the period, based on the treasury stock method.

8.     DIVIDENDS DECLARED PER SHARE

Dividends are generally declared a quarter in arrears. However, prior to 2001, we declared our fourth quarter dividend during the quarter in order to comply with REIT requirements during those respective years. Dividends declared per share for the three months ended June 30, 2002 and 2001 represents the first quarter dividend for 2002 and 2001, respectively. Dividends declared per share for the six months ended June 30, 2002 includes the first quarter dividend for 2002 and the fourth quarter dividend for 2001. Dividends declared per share for the six months ended June 30, 2001 represents the first quarter dividend for 2001.

9.     SUBSEQUENT EVENTS

Declaration of Dividend

On July 17, 2002, our Board of Trustees declared a cash dividend of $0.398 per share, which will be paid on August 20, 2002 to shareholders of record as of August 9, 2002.

CAPITAL AUTOMOTIVE REIT
ITEM II — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 2002 AND JUNE 30, 2001

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company’s Form 8-K/A filed on January 22, 2002. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include:

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of June 30, 2002, we had invested approximately $1.4 billion in 280 properties located in 28 states, comprising approximately 1,930 acres of land and containing approximately 11.0 million square feet of buildings and improvements. Our tenants operate 390 motor vehicle franchises on our properties, representing nearly 45 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years, with a weighted average initial lease term of approximately 14.1 years and a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

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

SECOND QUARTER ACQUISITIONS

During the three months ended June 30, 2002, we completed approximately $34.1 million of property acquisitions, which included six properties, three of which are operated by two new tenants, and several facility improvements and construction fundings with existing tenants. We initially funded the majority of the acquisitions with funds drawn down on our short-term credit facilities and subsequently repaid these facilities with the net proceeds received from the $325 million debt securitization completed at the end of the second quarter, as discussed in “Liquidity and Capital Resources — Mortgage Debt and Revolving Credit Facilities” below. These acquisitions added approximately 262,000 square feet of buildings and improvements on approximately 31 acres of land in five states (Indiana, New Jersey, Ohio, Tennessee and Texas). The majority of the leases entered into during the quarter have been structured using our variable rate lease program. The leases have initial lease terms ranging from 12 to 21 years, with a weighted average initial lease term of 15.8 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 20 years.

RESULTS OF OPERATIONS

Revenue

Rental. Rental revenue for the three months ended June 30, 2002 increased 21% to $34.3 million from $28.4 million for the same quarter in 2001. Rental revenue for the six months ended June 30, 2002 increased 18% to $66.6 million from $56.4 million for the same period in 2001. The increase was primarily attributable to:

•	the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 280 properties as of June 30, 2002 versus 251 properties as of June 30, 2001;

•	during the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to Sonic from variable rate to fixed rate, resulting in an increase in rental revenue. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on the debt secured primarily by such properties totaling approximately $58.3 million. Fixing the underlying debt simultaneously with the lease conversion continues our strategy of minimizing interest rate risk by substantially match-funding our leases with debt in order to lock in our investment spread over the initial lease term. Other terms of the leases, including lease escalators, remained unchanged;

•	an increase in straight-lined rents, which for the three months and six months ended June 30, 2002 totaled $1.2 million and $2.7 million, respectively, as compared to $858,000 and $1.6 million for the three months and six months ended June 30, 2001; and

•	an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

The increase in rental revenues was partially offset by the following:

•	a decrease in lease rates on our variable rate leases. As of June 30, 2002, $334 million of our $1.4 billion real estate portfolio, or 25%, was subject to variable rate leases. This compares to $94 million of our $1.1 billion real estate portfolio, or 9%, that was subject to variable rate leases as of June 30, 2001. We had a corresponding decrease in interest rates on our variable rate debt resulting in reduced interest expense, which is more fully described below. Under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The majority of the variable rate lease agreements contain minimum rates and fixed rate conversion features, and none of these leases contains a maximum rate; and

•	during the third quarter of 2001, we converted the leases relating to $185.3 million of properties leased to Sonic from fixed rate to variable rate, resulting in a decrease in rental revenue. We also converted the interest rate on approximately $150 million of debt that is primarily secured by the properties subject to these leases from fixed rate to variable rate. Other terms of the leases, including lease escalators, remained unchanged.

Interest and Other. Interest and other income for the three months ended June 30, 2002 increased to $135,000 from $32,000 for the same quarter in 2001. Interest and other income for the six months ended June 30, 2002 increased to $264,000 from $93,000 for the same period in 2001. The increase was primarily due to an increase in interest earned on temporary investments and other fee income.

Expenses

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2002 increased 23% to $6.3 million from $5.1 million for the same quarter in 2001. Depreciation and amortization for the six months ended June 30, 2002 increased 21% to $12.3 million from $10.2 million for the same period in 2001. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses for the three months ended June 30, 2002 increased $261,000, or 15%, to $2.0 million from $1.7 million for the same quarter in 2001. General and administrative expenses for the six months ended June 30, 2002 increased 19% to $4.1 million from $3.4 million for the same period in 2001. The increase in operating expenses is due primarily to (1) an increase in payroll and related expenses primarily attributable to an increase in base compensation, the award of additional stock based compensation to employees, and an increase in the number of employees; (2) an increase in office administration expenses as a result of an increase in staffing requirements; (3) an increase in system administration fees for several projects initiated and completed during the first quarter of 2002 related to the expansion of our hardware infrastructure to improve security, reliability and capacity; (4) an increase in state income taxes due to the growth in our real estate portfolio during 2001 and 2002; (5) an increase in directors and officers insurance due to an increase in market rates; and (6) an increase in costs associated with our public reporting requirements due to an increase in the number of shareholders. The increase in general and administrative expenses was partially offset by a decrease in professional service fees.

Modification of Debt. On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002, as further described in “Liquidity and Capital Resources — Mortgage Debt and Revolving Credit Facilities” below. The transaction reflects approximately $152 million of new debt issued in classes under current market terms and a restructuring of a securitization completed in 1999 that had a remaining balance of approximately $173 million. The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. Because the terms of the Modified Debt were virtually identical to the original debt, it did not result in a “significant modification” of debt for GAAP purposes. Therefore, in accordance with GAAP, third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. There were no such expenses incurred during the quarter and six months ended June 30, 2001.

Interest. Interest expense for the three months ended June 30, 2002 decreased 2% to $11.4 million from $11.6 million for the same quarter in 2001. Interest expense for the six months ended June 30, 2002 decreased 8% to $21.7 million from $23.5 million for the same period in 2001. Since June 30, 2002, our overall debt increased from $626.8 million ($476.3 million fixed rate debt and $150.5 million variable rate debt) as of June 30, 2001 to $838.9 million ($524.6 million fixed rate debt and $314.3 million variable rate debt) as of June 30, 2002, which debt was primarily obtained to directly or indirectly finance acquisition of properties during that time period. Of the total debt outstanding, approximately $152 million was issued on June 28, 2002 as noted in “Liquidity and Capital Resources — Mortgage Debt and Revolving Credit Facilities” below. Our overall debt increased as well as the mix of variable rate debt to total debt increased from 24% to over 35%. The decreases in interest expense over the prior periods were due to the shift from fixed to variable rate debt and the reduction of interest rates. The effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 7.81% in the second quarter of 2001 to 6.07% in the second quarter of 2002 and from 7.96% in the first half of 2001 to 6.44% in the first half of 2002. The decreases were partially offset by the conversion of $58.3 million of variable rate debt to fixed rate debt during the first quarter of 2002 through the execution of swap arrangements with a third party. The swap arrangements were executed in conjunction with our conversion of the leases on approximately $71.2 million of properties leased to Sonic from variable rate to fixed rate, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $54.4 million and $1.7 million at June 30, 2002 and June 30, 2001, respectively. The changes in cash and cash equivalents during the six months ended June 30, 2002 and 2001 were attributable to operating, investing and financing activities, as described below.

Operating Activities
 Cash provided by operating activities for the six months ended June 30, 2002 and 2001 was $35.0 million and $21.7 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities
 Cash used in investing activities for the six months ended June 30, 2002 and 2001 was $102.5 million and $50.3 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvements and construction financings during those periods.

Financing Activities
 Cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $112.5 million and $24.0 million, respectively. Cash provided by financing activities for the six months ended June 30, 2002 primarily reflects:

•	$205.4 million of proceeds received from mortgage debt incurred during the period;

•	$105.7 million of proceeds received from borrowings on our revolving credit facilities; and

•	$16.2 million of proceeds received from the issuance of common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $164.2 million;

•	distributions made to shareholders and minority partners during the period totaling $27.7 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively;

•	payments of principal on outstanding mortgage debt totaling $9.2 million;

•	payments for debt issuance costs totaling $7.3 million; and

•	the redemption of Units totaling $153,000.

Cash provided by financing activities for the six months ended June 30, 2001 primarily reflects:

•	$91.3 million of proceeds received from borrowings on our revolving credit facilities;

•	$6.2 million of proceeds received from the issuance of common shares, net of costs; and

•	$661,000 of proceeds received from mortgage debt incurred during the period.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $43.4 million;

•	distributions made to shareholders and minority partners during the period totaling $23.1 million;

•	payments of principal on outstanding mortgage debt totaling $7.5 million;

•	payments for debt issuance costs totaling $104,000; and

•	the repurchase of common shares pursuant to our common share repurchase program totaling $142,000.

Mortgage Debt and Revolving Credit Facilities

As of June 30, 2002, we had total debt outstanding of $838.9 million. Of this debt, approximately $833.9 million (consisting of $524.6 million of fixed rate and $309.3 million of variable rate debt) was mortgage debt secured by approximately 250 of our properties. In addition, we had $5.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of June 30, 2002 and December 31, 2001 (dollars in thousands):

		Principal Balance	Principal Balance
	Original Debt	as of June 30,	as of December 31,	Effective Interest	Term/ Amortization
Description of Debt	Issued	2002	2001	Rate*	Schedule

7.59% fixed rate debt due 12/1/08	$38,050	$35,238	$35,886	8.01%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14 (1)	111,950	—	98,891	7.94%
8.05% fixed rate debt due 10/1/14 (1)	85,000	—	78,319	8.33%
Triple Net Lease Mortgage Notes, Series 2002 (1)	325,000	325,000	—	7.70%	(1)
7.54% fixed rate debt due 7/6/11	100,000	95,690	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (2)	28,500	27,075	—	7.66%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (2)	32,054	30,633	—	7.62%	12 yr/30 yr
7.50% fixed rate debt due 1/20/03	12,000	10,968	11,108	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt		$524,604	$320,336	7.91%

Variable rate debt due 9/29/11 (3)	$150,000	$147,175	149,419	4.14%	12 yr/25 yr
Variable rate debt due 8/10/13 (4)	82,600	80,535	81,223	3.66%	12 yr/30 yr
Variable rate debt swapped to fixed rate debt (2)	60,554	—	58,278
Various variable rate debt (5)	83,550	81,559	28,400	5.06%	10 to 11 yr/25 yr

Total Mortgage Variable Rate Debt		$309,269	$317,320	4.25%

TOTAL MORTGAGE DEBT		$833,873	$637,656	6.26%

$50 million revolving partially secured facility (6)		—	17,400	3.80%
$60 million revolving unsecured facility (7)		—	—		3 yr
$100 million revolving secured facility (8)		5,000	46,108	4.30%	1 yr

TOTAL CREDIT FACILITIES		$5,000	$63,508	4.19%

TOTAL DEBT OUTSTANDING		$838,873	$701,164	6.07%

*	For the quarter ended June 30, 2002. Includes deferred loan fees amortized over the life of the loans. The effective interest rates on our total mortgage fixed rate debt and our total mortgage debt outstanding as of June 30, 2002 were approximately 7.7% and 6.4%, respectively.

(1)	On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002 (the “Notes”). The transaction reflects approximately $152 million of new debt issued in classes under current market terms (the “New Notes”) and a restructuring of a securitization completed in 1999, that had a remaining balance of approximately $173 million (the “Modified Debt”). The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. The Notes are collateralized by 94 properties, subject to long-term, triple-net leases, with a net book value of $430.5 million and an appraised value of $462.4 million as of June 30, 2002. The New Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the New Notes) of approximately 7.0% and are fully-amortizing over 20 years. The Notes are fully-amortizing and have terms ranging from 12 to 20 years, with a weighted average term of 14.2 years. The Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the Notes) of approximately 7.7%. The net proceeds from the issuance of the New Notes were used to pay down our short-term credit facilities and to fund acquisitions, and will be available to fund future acquisitions. CARS Loan Servicer L.L.C., one of our subsidiaries, will act as servicer of the Notes on behalf of the noteholders.

(2)	These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points and require quarterly interest and level principal payments until maturity. During the first quarter of 2002, we entered into interest rate swap arrangements with a third party on these loans to fix the interest rate. The new blended rate on the debt is approximately 7.58%.

(3)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest until maturity.

(4)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires quarterly interest and level principal payments until maturity. During the third quarter of 2001, we entered into an agreement with a third party to swap the variable rate to a 7.31% fixed rate, effective July 1, 2002, which was subsequently extended during the first quarter of 2002 to November 1, 2002 at a fixed rate of 7.50%.

(5)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity.

(6)	The facility matured on March 3, 2002 and was extended until the end of the second quarter at which time it was replaced by the new unsecured revolving credit facility.

(7)	At the end of the first quarter of 2002, we closed on this $60 million unsecured revolving credit facility. The facility provides for a three-year term with interest equal to the 30-day LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. The facility replaced the existing $50 million secured revolving credit facility at the end of the second quarter of 2002.

(8)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of June 30, 2002, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 287 basis points. The facility requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually.

As of June 30, 2002, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

$325 Million Securitization

As noted in footnote (1) of the debt table herein, we modified approximately $173 million of debt during the second quarter. Because the terms of the Modified Debt were virtually identical to the original debt, the modification did not result in a significant modification of debt. Therefore, in accordance with GAAP: (1) the unamortized issuance costs related to the original debt of $3.9 million, plus $2.3 million of costs related to the Modified Debt that was paid to the lender and capitalized, will be amortized over the remaining term of the Modified Debt using the effective interest method; and (2) third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. In addition, we incurred approximately $6.2 million in debt issuance costs associated with the issuance of the New Notes, which, in accordance with GAAP, were capitalized and will be amortized over the term of the New Notes using the effective interest method.

Interest Rate Swaps

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

During the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to Sonic Automotive and its affiliates (“Sonic”) from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on the debt secured primarily by such properties totaling approximately $58.3 million.

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

These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or derivative instrument liability on our consolidated balance sheets. As of June 30, 2002, we had an unrealized loss on the swaps of approximately $4.5 million, which is included in other liabilities and accumulated other comprehensive income (loss) within our consolidated balance sheets.

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

As of June 30, 2002, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

The availability and terms of any financing will depend upon market and other conditions.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of June 30, 2002 are as follows (in thousands):

For the Year Ended December 31,
2002	$14,092
2003	37,203
2004	27,826
2005	29,516
2006	31,237
Thereafter	693,999

Total	$833,873

During the second quarter of 2001, we received a commitment for $150.0 million of long-term secured financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month LIBOR rate. As of June 30, 2002, we had $67.4 million available under this commitment.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of June 30, 2002, our debt was approximately 58% of our assets. In addition, to minimize interest rate risk, we typically match the average term of our long-term leases with the average term of our debt as well as the type of leases with the type of debt (fixed or variable) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of June 30, 2002, approximately 93% of our debt outstanding (including the $80.5 million of variable rate debt that will become fixed rate debt effective November 1, 2002 under an interest rate swap arrangement) was substantially match-funded, non-recourse debt. As of June 30, 2002, our long-term debt had a weighted average remaining term of 11.2 years, and our leases had a weighted average remaining term of 11.7 years.

We may offer our tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the CPI. As of June 30, 2002, approximately $334 million of our approximately $1.4 billion real estate portfolio, or 25%, was subject to variable rate leases. The majority of the variable rate lease agreements contain minimum rates and fixed rate conversion features, and none of these leases contains a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI. The majority of the variable rate leases currently are financed with long-term, variable rate debt, thereby fixing our investment spread. We expect to finance the remaining variable rate leases with long-term, variable rate debt as well. As of June 30, 2002, $233.7 million of our total outstanding debt was variable rate debt, which excludes $80.5 million of variable rate debt that will become fixed rate debt effective November 1, 2002 under an interest rate swap arrangement. We believe the existing mix of variable rate leases and variable rate debt maintains our balance sheet flexibility, while continuing our policy of minimizing interest rate risk.

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

Common Share Repurchase Program
 During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the three months and six months ended June 30, 2002, no common shares were repurchased. From the inception of the common share repurchase program through June 30, 2002, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended June 30, 2002, we issued approximately 4,700 common shares under the DRIP and received approximately $109,000 in net proceeds. For the six months ended June 30, 2002, we issued approximately 10,400 common shares under the DRIP and received approximately $227,000 in net proceeds.

Purchase of Warrants Outstanding to Purchase Common Shares

During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remainder was paid in January 2002, and was funded with debt and cash on hand. During the first quarter of 2002, we completed the purchase of outstanding warrants to purchase 50,000 common shares for $5.85 per warrant, which was funded with cash on hand. The purchase price for all warrants was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants would have expired in February 2003. The purchase of the warrants is considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. As of June 30, 2002, we had warrants outstanding to acquire a total of 30,000 common shares, at an exercise price of $15.00 per share with expiration dates ending no later than January 2003.

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

FFO and AFFO for the three months and six months ended June 30, 2002 and 2001 is computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income before minority interest	$14,410	$9,954	$28,540	$19,386
Real estate depreciation and amortization	6,272	5,104	12,215	10,120
Gain on sale of assets	—	—	—	—

FFO	20,682	15,058	40,755	29,506
Less: straight-lined rents	(1,243)	(858)	(2,718)	(1,637)

AFFO	$19,439	$14,200	$38,037	$27,869

Weighted average number of common shares and units used to compute basic FFO and AFFO per share	36,193	30,135	35,392	30,042

Weighted average number of common shares and units used to compute fully diluted FFO and AFFO per share	37,359	31,019	36,618	30,673

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

During the six months ended June 30, 2002, our fixed rate debt increased from $320.3 million at December 31, 2001 to $524.6 million as of June 30, 2002. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at June 30, 2002 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $32 million.

During the six months ended June 30, 2002, our variable rate debt decreased from $380.8 million as of December 31, 2001 to $314.3 million (including the $80.5 million of variable rate debt that will become fixed rate debt effective November 1, 2002 under an interest rate swap arrangement) as of June 30, 2002. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program increased from $314 million as of December 31, 2001 to $334 million as of June 30, 2002. Interest rate fluctuations may affect our annual interest expense on our variable rate debt as well as our annual rental income on our variable rate leases. Because the interest rates on our short-term and long-

term variable rate debt and the base rents on our variable rate leases are based on a spread over an applicable index, the increase or decrease in interest expense as a result of a one percentage point increase or decrease in the interest rate on our variable rate debt would be more than offset by the increase or decrease in the rental income from our variable rate leases as a result of the increase or decrease in the index used to calculate the base rent. As a result, we believe that our net income would not change substantially as a result of changes in interest rates. Since our variable rate leases exceeded our variable rate debt by approximately $20 million as of June 30, 2002, a change in interest rates would have a net effect on the rental income received on that portion of our variable rate leases. If interest rates on this portion of our variable rate leases had been one percentage point higher or lower, our annual rental income relating to those leases could have increased or decreased, respectively, by $200,000, based on balances at June 30, 2002. It should be noted that the majority of our variable rate lease agreements contain minimum rates designed to protect us from a decrease in interest rates.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

The annual meeting of shareholders of Capital Automotive REIT (the “Meeting”) was held on May 14, 2002. The matters voted upon at the meeting were: (1) Election of Trustees; (2) Approval of amendments to the Capital Automotive Group Amended 1998 Equity Incentive Plan; and (3) Ratification of the appointment of the accounting firm of Arthur Andersen LLP to serve as independent accountants for Capital Automotive REIT for the fiscal year ending December 31, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management’s solicitations. All of management’s nominees for the Board of Trustees were elected. The following table sets forth the results of these votes:

Proposal	Results

(1) A proposal to elect ten Board of Trustee members:
John E. Anderson	For: Withheld:	23,381,015 111,438
Thomas D. Eckert	For: Withheld:	21,268,135 2,224,318
Craig L. Fuller	For: Withheld:	23,381,015 111,438
David Gladstone	For: Withheld:	23,381,015 111,438
William E. Hoglund	For: Withheld:	19,631,262 3,861,191
R. Michael McCullough	For: Withheld:	23,381,015 111,438
Lee P. Munder	For:	23,381,015

	Withheld:	111,438
John J. Pohanka	For: Withheld:	23,341,615 150,838
Robert M. Rosenthal	For: Withheld:	23,341,615 150,838
Vincent A. Sheehy	For: Withheld:	23,341,615 150,838

(2)  Approval of amendments to the Capital Automotive Group Amended 1998 Equity Incentive Plan:

For:	22,280,088
Against:	1,131,046
Abstain:	81,313
Broker No Vote:	6

(3)  Ratification of the appointment of the accounting firm of Arthur Andersen LLP to serve as independent accountants for Capital Automotive REIT for the fiscal year ending December 31, 2002:

For:	22,186,646
Against:	1,236,976
Abstain:	68,825
Broker No Vote:	6

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.8	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement filed on March 25, 2002 with respect to the 2002 Annual Meeting of Shareholders and incorporated herein by reference)

10.11	Indenture dated June 28, 2002, among LaSalle Bank National Association, as Trustee, and CARS DB4, L.P., as Issuer (filed herewith)

(b)  Reports on Form 8-K

A current report on Form 8-K dated May 23, 2002 and filed with the Securities and Exchange Commission on May 24, 2002 (File No. 000-23733), reporting under Item 4 of Form 8-K, the dismissal of Arthur Andersen LLP as the Company’s principal independent accountant and the engagement of Ernst & Young LLP to serve as the Company’s principal independent accountant to audit the Company’s financial statements for the year ending December 31, 2002.

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

Dated: August 13, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Thomas D. Eckert, the President and Chief Executive Officer of Capital Automotive REIT (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the “Report”). The undersigned hereby certifies that:

     (1)  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2002	BY:	/s/ Thomas D. Eckert

Thomas D. Eckert
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, David S. Kay, the Senior Vice President and Chief Financial Officer of Capital Automotive REIT (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the “Report”). The undersigned hereby certifies that:

     (1)  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2002	BY:	/s/ David S. Kay David S. Kay Senior Vice President and Chief Financial Officer