Form 10-Q
period 2002-09-30
CAPITAL AUTOMOTIVE REIT
filed 2002-11-13
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

COMMISSION FILE NUMBER 000-23733

CAPITAL AUTOMOTIVE REIT
(Exact name of registrant as specified in its charter)

Maryland	54-1870224
(State of organization)	(I.R.S. Employer Identification Number)

8270 Greensboro Drive, Suite 950, McLean, Virginia 22102
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

Yes   X           No

Number of common shares of beneficial interest outstanding as of October 31, 2002 was 27,979,155.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.
Part I – Financial Information

Item 1 – Financial Statements

Consolidated Balance Sheets – September 30, 2002 (unaudited) and December 31, 2001	3

Consolidated Statements of Operations (unaudited) – three months and nine months ended September 30, 2002 and September 30, 2001	4

Consolidated Statements of Cash Flows (unaudited) – three months and nine months ended September 30, 2002 and September 30, 2001	5

Notes to Consolidated Financial Statements (unaudited)	6 – 16

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 31

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	31 – 32

Item 4 – Controls and Procedures	32

Part II – Other Information

Item 1 – Legal Proceedings	33

Item 2 – Changes in Securities	33

Item 3 – Defaults Upon Senior Securities	33

Item 4 – Submission of Matters to Vote to Security Holders	33

Item 5 – Other Information	33

Item 6 – Exhibits and Reports on Form 8-K	33

Signatures	34

Certification of Chief Executive Officer	35 – 36

Certification of Chief Financial Officer	37 – 38

Section 906 Certification of Chief Executive Officer	39

Section 906 Certification of Chief Financial Officer	39

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Real estate:
Land	$616,428	$508,556
Buildings and improvements	904,909	721,138
Accumulated depreciation	(78,210)	(59,789)

	1,443,127	1,169,905
Cash and cash equivalents	16,630	9,490
Other assets, net	44,799	20,305

Total Assets	$1,504,556	$1,199,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$826,948	$637,656
Borrowings under credit facilities	146,000	63,508
Accounts payable and accrued expenses	29,199	14,661
Security deposits payable	6,902	6,969

Total Liabilities	1,009,049	722,794

Minority Interest	116,575	110,885
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 27,953,365 shares issued and outstanding as of September 30, 2002 and 26,428,188 shares issued and outstanding as of December 31, 2001	280	264
Additional paid-in-capital	410,165	378,923
Accumulated other comprehensive income (loss)	(16,221)	2,249
Distributions in excess of accumulated earnings	(15,292)	(15,415)

Total Shareholders’ Equity	378,932	366,021

Total Liabilities and Shareholders’ Equity	$1,504,556	$1,199,700

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Rental	$36,116	$29,949	$102,390	$85,913
Interest and other	241	182	505	275

Total revenue	36,357	30,131	102,895	86,188

Expenses:
Depreciation and amortization	6,784	5,445	18,957	15,519
General and administrative	2,026	1,790	6,136	5,235
Modification of debt	—	—	265	—
Interest	13,568	11,896	35,141	35,132

Total expenses	22,378	19,131	60,499	55,886

Income from continuing operations before minority interest and extraordinary item	13,979	11,000	42,396	30,302
Minority interest	(3,293)	(2,749)	(10,036)	(8,174)

Income from continuing operations before extraordinary item	10,686	8,251	32,360	22,128
Income from discontinued operations	16	42	110	102
Gain on sale of real estate	222	—	222	—

Total discontinued operations	238	42	332	102

Net income before extraordinary item	10,924	8,293	32,692	22,230
Extraordinary item — Extinguishment of debt	—	(526)	—	(526)

Net income	$10,924	$7,767	$32,692	$21,704

Shares of common stock outstanding used to compute basic earnings per share	27,917	24,305	27,291	22,493

Basic earnings per share:
Income from continuing operations before extraordinary item	$0.38	$0.34	$1.19	$0.98
Net income before extraordinary item	$0.39	$0.34	$1.20	$0.99
Net income	$0.39	$0.32	$1.20	$0.96
Shares of common stock outstanding used to compute diluted earnings per share	28,956	25,635	28,454	23,360

Diluted earnings per share:
Income from continuing operations before extraordinary item	$0.37	$0.32	$1.15	$0.95
Net income before extraordinary item	$0.38	$0.33	$1.16	$0.96
Net income	$0.38	$0.31	$1.16	$0.94
Dividends declared per share (See Note 9)	$0.3980	$0.3870	$1.1805	$0.7730

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$32,692	$21,704
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item	—	526
Gain on disposition of real estate net of minority interest	(222)	(125)
Depreciation and amortization	20,077	16,537
Income from continuing operations applicable to minority interest	10,036	8,174
Income from discontinued operations applicable to minority interest	34	38
Increase in other assets	(20,552)	(2,980)
Increase in accounts payable and accrued expenses	5,198	1,299
Increase (decrease) in security deposits payable	(67)	1,076

Net cash provided by operating activities	47,196	46,249

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(71)	(26)
Real estate acquisitions	(280,339)	(170,907)
Proceeds from the dispositions of real estate	7,524	7,536

Net cash used in investing activities	(272,886)	(163,397)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	251,712	121,238
Proceeds from mortgage debt	205,385	83,261
Repayment of borrowings under credit facilities	(169,220)	(113,730)
Mortgage principal payments	(16,093)	(9,690)
Payments for debt issuance costs	(7,311)	(205)
Payment of cash dividend	(32,432)	(26,599)
Distributions to minority partners	(9,862)	(9,680)
Repurchase of common shares	—	(142)
Payment for the purchase of outstanding warrants to purchase common shares	(6,328)	—
Redemption of units of limited partnership interest in the Partnership	(153)	—
Proceeds from follow-on offering, net of costs	—	61,264
Proceeds from issuance of other common shares, net of costs	17,132	6,673

Net cash provided by financing activities	232,830	112,390

Net increase (decrease) in cash and cash equivalents	7,140	(4,758)
Cash and cash equivalents at beginning of period	9,490	6,298

Cash and cash equivalents at end of period	$16,630	$1,540

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$19,000	$1,212

Interest paid during the period	$29,465	$33,737

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT (the “Company”) is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P. (the “Partnership”) and its subsidiaries. We are the sole general partner of the Partnership and, as of September 30, 2002, owned approximately 76.5% of the units of limited partnership interest in the Partnership (“Units”). References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operators of dealerships to refer to the related persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments to our existing tenants in certain situations.

As of September 30, 2002, we had invested more than $1.5 billion in 287 properties located in 28 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), comprising approximately 2,024 acres of land and containing approximately 11.6 million square feet of buildings and improvements. Our tenants operate 406 motor vehicle franchises on our properties, representing approximately 45 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years, with our portfolio having a weighted average initial lease term of approximately 14.2 years. As of September 30, 2002, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Deferred Loan Costs

Certain costs incurred in connection with obtaining our credit facilities and issuance of mortgage debt are capitalized and generally amortized over the terms of the respective credit facilities or mortgage debt using the effective interest method or on a straight-line basis which approximates the effective interest method. These costs, net of accumulated amortization, are included in other assets and total approximately $13.5 million and $7.2 million as of September 30, 2002 and December 31, 2001, respectively. Deferred loan costs include lender fees and other third party costs.

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. These costs, net of accumulated amortization, are included in other assets and total approximately $1.2 million and $1.0 million as of September 30, 2002 and December 31, 2001, respectively. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities. These activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Income Taxes

We are qualified as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As a real estate investment trust, we are generally not subject to federal income tax to the extent that we distribute annually at least 90% of our taxable income to our shareholders and comply with certain other requirements.

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of September 30, 2002, approximately $367.0 million of our more than $1.5 billion real estate portfolio, or 24%, was subject to variable rate leases. This compares to approximately $288.0 million of our approximately $1.2 billion real estate portfolio, or 24%, that was subject to variable rate leases as of September 30, 2001. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index (“CPI”). Certain of our leases also provide for a fixed minimum and/or maximum periodic adjustment during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $10.6 million and $6.7 million as of September 30, 2002 and December 31, 2001, respectively.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other items, SFAS No. 145 rescinds FASB Statement No. 4, “Reporting of Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions”. We are currently evaluating the full impact of the adoption of SFAS No. 145, however, the effects of this pronouncement may result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, some extraordinary items related to debt transactions recorded in prior periods will need to be reclassified to income from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Among other provisions, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe that SFAS No. 146 will not have a significant impact on our financial condition or results of operations.

4.	ACQUISITIONS

During the three months ended September 30, 2002, we completed approximately $177.8 million of property acquisitions, bringing total acquisitions for the nine-month period ended September 30, 2002 to $299.3 million. The third quarter acquisitions included 10 properties and several facility improvements and construction fundings, containing 19 automotive franchises. The acquisitions were funded with approximately $138 million drawn on our short-term credit facilities and the remainder with cash on hand. These acquisitions added approximately 823,000 square feet of buildings and improvements on approximately 108 acres of land in eight states (Arizona, California, Indiana, New Jersey, North Carolina, Ohio, Texas and Virginia). The leases have initial lease terms ranging from 12 to 20 years, with a weighted average initial lease term of 15.2 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years. A summary of the acquisitions is as follows:

•	One property totaling $100 million leased under a fixed rate lease to an affiliate of UnitedAuto Group, Inc. located in North Scottsdale, Arizona. The Chauncey Ranch property will consist of 11 franchises including Acura, Aston Martin, Audi, BMW, Jaguar, Land Rover, Lincoln-Mercury, MINI, Porsche, Volkswagen and Volvo. As of September 30, 2002, we lease five properties to affiliates of UnitedAuto Group, Inc. (which leases are guaranteed by UnitedAuto Group, Inc.), representing approximately 7% of our total annualized rental revenue.

•	Three properties totaling $37.6 million leased under fixed rate leases to CarMax, Inc. The properties are located in three states (California, Indiana and North Carolina). As of September, 30, 2002, CarMax, Inc. is a tenant of 12 of our properties, representing approximately 10% of our total annualized rental revenue.

•	Four properties totaling $27.4 million leased under variable rate leases to affiliates of Sonic Automotive, Inc. (“Sonic”), located in California and Texas. Five franchises are located on these properties, including Acura, Chevrolet, Chrysler, Jeep and Mitsubishi. As of September 30, 2002, we lease 82 properties to Sonic (which leases are guaranteed by Sonic Automotive, Inc.), representing approximately 24% of our total annualized rental revenue.

•	One property totaling $5.8 million leased under a variable rate lease to the Paramount Automotive Group located in Houston, Texas. An Infiniti franchise is operated on the property. As of September 30, 2002, members constituting the Paramount Automotive Group are tenants of three of our properties, representing approximately 1% of our total annualized rental revenue.

•	One property totaling $4.4 million leased under a variable rate lease on real estate operated by Richmond Motorcars Ltd. located in Houston, Texas. An Audi franchise is operated on the property. Richmond Motorcars Ltd. is an affiliate of Momentum Motorcars Ltd. As of September 30, 2002, affiliates of Richmond Motorcars Ltd. are tenants of 11 of our properties, representing approximately 4% of our total annualized rental revenue.

•	Facility improvements and construction fundings, totaling approximately $2.6 million, all of which were transacted with existing tenants.

5.	DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). SFAS No. 144 requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations”. This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations”. As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. We adopted SFAS No. 144 on January 1, 2002.

During the three months ended September 30, 2002, we sold three properties and received net proceeds of $7.5 million resulting in a combined gain of approximately $291,000. The properties had a carrying value on the date of sale of approximately $7.2 million. The gain on the disposition of these properties and the earnings generated from these properties have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest. Revenue from the sold properties for the three months ended September 30, 2002 and 2001 was $56,000 and $206,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $389,000 and $630,000, respectively. Total discontinued operations for the three months ended September 30, 2002 and 2001 was $238,000 and $42,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $332,000 and $102,000, respectively.

6.	MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

As of September 30, 2002, we had total debt outstanding of $972.9 million. Of this debt, approximately $826.9 million (consisting of $520.2 million of fixed rate and $306.7 million of variable rate debt) was mortgage debt secured by approximately 245 of our properties. In addition, we had $146.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2002 and December 31, 2001 (dollars in thousands):

	Original	Principal Balance	Principal Balance	Effective	Term/
	Debt	as of September 30,	as of December 31,	Interest	Amortization
Description of Debt	Issued	2002	2001	Rate*	Schedule

7.59% fixed rate debt due 12/1/08	$38,050	$34,911	$35,886	7.94%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14 (1)	111,950	—	98,891
8.05% fixed rate debt due 10/1/14 (1)	85,000	—	78,319
Triple Net Lease Mortgage Notes, Series 2002 (1)	325,000	322,044	—	7.70%	(1)
7.54% fixed rate debt due 7/6/11	100,000	95,259	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (2)	28,500	26,790	—	7.67%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (2)	32,054	30,349	—	7.63%	12 yr/30 yr
7.50% fixed rate debt due 1/20/03	12,000	10,886	11,108	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt		$520,239	$320,336	7.71%

Variable rate debt due 9/29/11 (3)	$150,000	$145,852	149,419	4.10%	12 yr/25 yr
Variable rate debt due 8/10/13 (4)	82,600	79,847	81,223	3.64%	12 yr/30 yr
Variable rate debt swapped to fixed rate debt (2)	60,554	—	58,278
Various variable rate debt (5)	83,550	81,010	28,400	4.90%	10 to 11 yr/25 yr

Total Mortgage Variable Rate Debt		$306,709	$317,320	4.19%

TOTAL MORTGAGE DEBT		$826,948	$637,656	6.41%

$50 million revolving partially secured facility (6)		—	17,400
$60 million revolving unsecured facility (7)		46,000	—	5.06%	3 yr
$100 million revolving secured facility (8)		100,000	46,108	4.98%	1 yr

TOTAL CREDIT FACILITIES		$146,000	$63,508	4.99%

TOTAL DEBT OUTSTANDING		$972,948	$701,164	6.37%

*	For the quarter ended September 30, 2002. Includes deferred loan fees amortized over the life of the loans.

(1)	On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002 (the “Notes”). The transaction reflects approximately $152 million of new debt issued in classes under current market terms (the “New Notes”) and a restructuring of a securitization completed in 1999, that had a remaining balance of approximately $173 million (the “Modified Debt”). The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. The Notes are collateralized by 94 properties, subject to long-term, triple-net leases, with a net book value of $430.5 million and an appraised value of $462.4 million as of the closing date. The New Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the New Notes) of approximately 7.0% and are fully-amortizing over 20 years. The Notes are fully-amortizing and have terms ranging from 12 to 20 years, with a weighted average term of 14.2 years. The Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the Notes) of approximately 7.7%. The net proceeds from the issuance of the New Notes were used to pay down our short-term credit facilities and to fund acquisitions. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the Notes on behalf of the noteholders.

(2)	These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points and require quarterly interest and level principal payments until maturity. During the first quarter of 2002, we entered into interest rate swap arrangements with a third party on these loans to fix the interest rate. The new blended rate on the debt is approximately 7.58%.
(3)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest until maturity.
(4)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires quarterly interest and level principal payments until maturity. On November 1, 2002, pursuant to an agreement with a third party, the variable rate swapped to a 7.50% fixed rate.
(5)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity.
(6)	The facility matured on March 3, 2002 and was extended until the end of the second quarter at which time it was replaced by the new unsecured revolving credit facility.
(7)	At the end of the first quarter of 2002, we closed on this $60 million unsecured revolving credit facility. The facility replaced the existing $50 million secured revolving credit facility at the end of the second quarter of 2002. The facility provides for a three-year term with interest equal to either the Prime rate less 50 basis points or the 1-month, 2-month or 3-month LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. As of September 30, 2002, the borrowings under the facility bear interest equal to the Prime rate less 50 basis points. These borrowings were subsequently converted to bear interest equal to the 3-month LIBOR rate plus 200 basis points effective October 2, 2002.
(8)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of September 30, 2002, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 basis points. The facility requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually.

As of September 30, 2002, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of September 30, 2002 are as follows (in thousands):

For the Year Ended December 31,
2002	$7,668
2003	38,178
2004	27,916
2005	29,611
2006	31,338
Thereafter	692,237

Total	$826,948

$325 Million Debt Securitization

As noted in footnote (1) of the debt table herein, we modified approximately $173 million of debt during the second quarter. Because the terms of the Modified Debt were virtually identical to the original debt, the modification did not result in a significant modification of debt under GAAP. Therefore, in accordance with GAAP: (1) the unamortized issuance costs related to the original debt of $3.9 million, plus $2.3 million of costs related to the Modified Debt that was paid to the lender and capitalized, will be amortized over the remaining term of the Modified Debt using the effective interest method; and (2) third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. In addition, we incurred approximately $6.3 million in debt issuance costs associated with the issuance of the New Notes, which, in accordance with GAAP, were capitalized and will be amortized over the term of the New Notes using the effective interest method.

Bridge Loan

In October 2002, we issued approximately $80.9 million in debt pursuant to a bridge loan. The bridge loan has a six-month term and bears interest equal to the 30-day LIBOR rate plus 300 basis points and is convertible into a five-year term note at our discretion. The bridge loan is secured by one property, subject to a long-term, triple-net lease. The net proceeds of the loan were used to pay down borrowings outstanding on our short-term credit facilities.

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

During the third quarter of 2001, we borrowed $82.6 million of long-term variable rate debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. On November 1, 2002, pursuant to an agreement with a third party, the variable rate swapped to a 7.50% fixed rate.

During the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on the debt secured primarily by such properties totaling approximately $58.3 million.

Fixing the rate on $140.9 million of debt with interest rate swap arrangements, continues our strategy of minimizing interest rate risk by substantially match-funding our debt with leases in order to lock in our investment spread over the initial lease term.

These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. As of September 30, 2002, we had an unrealized loss on the swaps of approximately $16.2 million, which is included in other liabilities and accumulated other comprehensive income (loss) within our consolidated balance sheets.

7.	MINORITY INTEREST

Minority interest represents the Units of the Partnership owned by limited partners (other than the Company). Minority interest is calculated at approximately 23.5% of the Partnership’s partners’ capital as of September 30, 2002 and approximately 23.6% of the Partnership’s partners’ net income for the three months ended September 30, 2002 and approximately 23.7% for the nine months ended September 30, 2002. The ownership of the Partnership as of September 30, 2002 is as follows (Units in thousands):

	Units	Percent

Partners’ capital:
Limited Partners	8,599.6	23.5%
The Company	27,953.4	76.5%

Total	36,553.0	100.0%

8.	EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is computed as net income, adjusted to reflect the change in our share of income based on an ownership calculation that includes weighted average common share equivalents, divided by the weighted average common shares outstanding for the period plus the effect of dilutive common equivalent shares outstanding for the period, based on the treasury stock method. Dilutive common equivalent shares include restricted shares, phantom shares, options and warrants. A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended September 30,

	2002			2001

		Weighted	Earnings		Weighted	Earnings
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share

Income from continuing operations before extraordinary item:
Earnings per share – basic	$10,686	27,917	$0.38	$8,251	24,305	$0.34
Adjustments (1)	85	1,039	(0.01)	80	1,330	(0.02)

Earnings per share — diluted	$10,771	28,956	$0.37	$8,331	25,635	$0.32

Net income before extraordinary item:
Earnings per share – basic	$10,924	27,917	$0.39	$8,293	24,305	$0.34
Adjustments (1)	87	1,039	(0.01)	108	1,330	(0.01)

Earnings per share — diluted	$11,011	28,956	$0.38	$8,401	25,635	$0.33

Net income:
Earnings per share – basic	$10,924	27,917	$0.39	$7,767	24,305	$0.32
Adjustments (1)	87	1,039	(0.01)	108	1,330	(0.01)

Earnings per share — diluted	$11,011	28,956	$0.38	$7,875	25,635	$0.31

	Nine Months Ended September 30,

	2002			2001

		Weighted	Earnings		Weighted	Earnings
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share

Income from continuing operations before extraordinary item:
Earnings per share – basic	$32,360	27,291	$1.19	$22,128	22,493	$0.98
Adjustments (1)	247	1,163	(0.04)	130	867	(0.03)

Earnings per share — diluted	$32,607	28,454	$1.15	$22,258	23,360	$0.95

Net income before extraordinary item:
Earnings per share – basic	$32,692	27,291	$1.20	$22,230	22,493	$0.99
Adjustments (1)	250	1,163	(0.04)	220	867	(0.03)

Earnings per share — diluted	$32,942	28,454	$1.16	$22,450	23,360	$0.96

Net income:
Earnings per share – basic	$32,692	27,291	$1.20	$21,704	22,493	$0.96
Adjustments (1)	250	1,163	(0.04)	220	867	(0.02)

Earnings per share — diluted	$32,942	28,454	$1.16	$21,924	23,360	$0.94

(1)	Adjustment to net income reflects the change in our share of income based on an ownership calculation including weighted average common share equivalents. The adjustment to weighted average shares reflects the effect of dilutive common share equivalents outstanding for the period, based on the treasury stock method.

9.	DIVIDENDS DECLARED PER SHARE

Dividends are generally declared a quarter in arrears. However, prior to 2001, we declared our fourth quarter dividend during the same quarter in order to comply with REIT requirements during those respective years. Dividends declared per share for the three months ended September 30, 2002 and 2001 represent the second quarter dividend for 2002 and 2001, respectively. Dividends declared per share for the nine months ended September 30, 2002 include the first and second quarter dividends for 2002 and the fourth quarter dividend for 2001. Dividends declared per share for the nine months ended September 30, 2001 represent the first and second quarter dividends for 2001.

10.	SUBSEQUENT EVENTS

Declaration of Dividend. On October 15, 2002, our Board of Trustees declared a cash dividend of $0.4020 per share, which will be paid on November 19, 2002 to shareholders of record as of November 8, 2002.

CAPITAL AUTOMOTIVE REIT
ITEM II — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair, parts or other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments to our existing tenants in certain circumstances. As of September 30, 2002, we had invested more than $1.5 billion in 287 properties located in 28 states, comprising approximately 2,024 acres of land and containing approximately 11.6 million square feet of buildings and improvements. Our tenants operate 406 motor vehicle franchises on our properties, representing approximately 45 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years, with our portfolio having a weighted average initial lease term of approximately 14.2 years. As of September 30, 2002, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned from the temporary investment of funds in short-term investments; and (3) other fee income.

We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees, office administration expenses (including rent), business taxes and insurance and various other expenses incurred in managing our business. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a nine-year to 40-year period for tax purposes and a 20-year to 40-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

THIRD QUARTER ACQUISITIONS

During the three months ended September 30, 2002, we completed approximately $177.8 million of property acquisitions, bringing total acquisitions for the nine-month period ended September 30, 2002 to $299.3 million. The third quarter acquisitions included 10 properties and several facility improvements and construction fundings, containing 19 automotive franchises. The acquisitions were funded with approximately $138 million drawn on our short-term credit facilities and the remainder with cash on hand. These acquisitions added approximately 823,000 square feet of buildings and improvements on approximately 108 acres of land in eight states (Arizona, California, Indiana, New Jersey, North Carolina, Ohio, Texas and Virginia). The leases have initial lease terms ranging from 12 to 20 years, with a weighted average initial lease term of 15.2 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years. A summary of the acquisitions is as follows:

•	One property totaling $100 million leased under a fixed rate lease to an affiliate of UnitedAuto Group, Inc. located in North Scottsdale, Arizona. The Chauncey Ranch property will consist of

11 franchises including Acura, Aston Martin, Audi, BMW, Jaguar, Land Rover, Lincoln-Mercury, MINI, Porsche, Volkswagen and Volvo. As of September 30, 2002, we lease five properties to affiliates of UnitedAuto Group, Inc. (which leases are guaranteed by UnitedAuto Group, Inc.), representing approximately 7% of our total annualized rental revenue.

•	Three properties totaling $37.6 million leased under fixed rate leases to CarMax, Inc. The properties are located in three states (California, Indiana and North Carolina). As of September, 30, 2002, CarMax, Inc. is a tenant of 12 of our properties, representing approximately 10% of our total annualized rental revenue.

•	Four properties totaling $27.4 million leased under variable rate leases to Sonic, located in California and Texas. Five franchises are located on these properties, including Acura, Chevrolet, Chrysler, Jeep and Mitsubishi. As of September 30, 2002, we lease 82 properties to Sonic (which leases are guaranteed by Sonic Automotive, Inc.), representing approximately 24% of our total annualized rental revenue.

•	One property totaling $5.8 million leased under a variable rate lease to the Paramount Automotive Group located in Houston, Texas. An Infiniti franchise is operated on the property. As of September 30, 2002, members constituting the Paramount Automotive Group are tenants of three of our properties, representing approximately 1% of our total annualized rental revenue.

•	One property totaling $4.4 million leased under a variable rate lease on real estate operated by Richmond Motorcars Ltd. located in Houston, Texas. An Audi franchise is operated on the property. Richmond Motorcars Ltd. is an affiliate of Momentum Motorcars Ltd. As of September 30, 2002, affiliates of Richmond Motorcars Ltd. are tenants of 11 of our properties, representing approximately 4% of our total annualized rental revenue.

•	Facility improvements and construction fundings, totaling approximately $2.6 million, all of which were transacted with existing tenants.

RESULTS OF OPERATIONS

Revenue

Rental. Rental revenue for the three months ended September 30, 2002 increased 21% to $36.1 million from $29.9 million for the same quarter in 2001. Rental revenue for the nine months ended September 30, 2002 increased 19% to $102.4 million from $85.9 million for the same period in 2001. The increase was primarily attributable to:

•	the growth of our real estate portfolio and the timing of our property acquisitions, from which we generate our rental income. We owned 287 properties as of September 30, 2002 versus 260 properties as of September 30, 2001;

•	during the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate, resulting in an increase in rental revenue. Other terms of the leases, including lease escalators, remained unchanged;

•	an increase in straight-lined rents, which for the three months and nine months ended September 30, 2002 totaled $1.2 million and $3.9 million, respectively, as compared to $810,000 and $2.4 million for the three months and nine months ended September 30, 2001; and

•	an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

The increase in rental revenues was partially offset by the following:

•	at the end of the third quarter of 2001, we converted the leases relating to $185.3 million of properties leased to a tenant from fixed rate to variable rate with a minimum lease rate, resulting in a decrease in rental revenue. We also converted the interest rate on approximately $150 million of debt that is primarily secured by the properties subject to these leases from fixed rate to variable rate. Other terms of the leases, including lease escalators, remained unchanged; and

•	a decrease in lease rates on our variable rate leases. As of September 30, 2002, $367.0 million of our more than $1.5 billion real estate portfolio was subject to variable rate leases (including the conversion of leases relating to $185.3 million of properties leased to a tenant from fixed rate to variable rate as discussed above), compared to $288.0 million of our approximately $1.2 billion real estate portfolio that was subject to variable rate leases as of September 30, 2001. Under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The decrease in lease rates is due to a decrease in the underlying indices during the previous twelve-month period. The vast majority of our variable rate lease agreements contain minimum lease rates, which have partially mitigated the decrease in lease rates, and none of these leases contains a maximum rate. In addition, the vast majority of our variable rate lease agreements contain fixed rate conversion features. We had a corresponding decrease in interest rates on our variable rate debt resulting in reduced interest expense, which is more fully described below.

Interest and Other. Interest and other income for the three months ended September 30, 2002 increased to $241,000 from $182,000 for the same quarter in 2001. Interest and other income for the nine months ended September 30, 2002 increased to $505,000 from $275,000 for the same period in 2001. The increase was primarily due to an increase in interest earned on temporary investments and other fee income, partially offset by a gain on sale of properties, totaling $125,000 included in interest and other income for the three months ended September 30, 2001. Beginning in 2002, GAAP requires that the gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations”. This requires reclassification of certain amounts from “income from continuing operations” to “discontinued operations” which is more fully described below.

Expenses

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2002 increased 25% to $6.8 million from $5.4 million for the same quarter in 2001. Depreciation and amortization for the nine months ended September 30, 2002 increased 22% to $19.0 million from $15.5 million for the same period in 2001. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses for the three months ended September 30, 2002 increased $236,000, or 13%, to $2.0 million from $1.8 million for the same quarter in 2001. General and administrative expenses for the nine months ended September 30, 2002 increased 17% to $6.1 million from $5.2 million for the same period in 2001. The increase in operating expenses is due primarily to:

•	an increase in payroll and related expenses primarily attributable to an increase in base compensation, the award of additional stock based compensation to employees, and an increase in the number of employees;

•	an increase in office administration expenses as a result of an increase in staffing requirements;

•	an increase in system administration fees for several projects initiated and completed during the first quarter of 2002 related to the expansion of our hardware infrastructure to improve security, reliability and capacity;

•	an increase in directors and officers insurance due to an increase in market rates;

•	the purchase of errors and omissions insurance which our servicing entity is required to maintain as a condition to servicing the debt securitization that closed on June 28, 2002;

•	an increase in state income taxes due to the growth in our real estate portfolio during 2001 and 2002. This increase was more than offset by a $125,000 credit recorded during the third quarter of 2002 relating to the reimbursement of business and occupancy taxes by certain of our tenants.

•	an increase in costs associated with our public reporting requirements due to an increase in the number of shareholders; and

•	an increase in professional fees for the three months ended September 30, 2002 associated with the servicing of our growing portfolio.

Modification of Debt. On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002, as further described in “Liquidity and Capital Resources — Mortgage Debt and Revolving Credit Facilities” below. The transaction reflects approximately $152 million of new debt issued in classes under current market terms and a restructuring of a securitization completed in 1999 that had a remaining balance of approximately $173 million. The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. Because the terms of the Modified Debt were virtually identical to the original debt, it did not result in a “significant modification” of debt for GAAP purposes. Therefore, in accordance with GAAP, third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. There were no such expenses incurred during the quarter and nine months ended September 30, 2001.

Interest. Interest expense for the three months ended September 30, 2002 increased 14% to $13.6 million from $11.9 million for the same quarter in 2001. Interest expense for the nine months ended September 30, 2002 was $35.1 million, consistent with the same period in 2001. Since September 30, 2001, our overall debt increased from $666.8 million ($324.1 million fixed rate debt and $342.7 million variable rate debt) to $972.9 million ($520.2 million fixed rate debt and $452.7 million variable rate debt) as of September 30, 2002, which debt was primarily obtained to directly or indirectly finance acquisition of properties during that time period.

Although our overall debt has increased since September 30, 2001, our interest expense did not increase proportionately due to the mix of variable rate debt to total debt and the reduction of interest rates during that same time period. The effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 7.27% in the third quarter of 2001 to 6.37% in the third quarter of 2002 and from 7.72% during the nine months ended September 30, 2001 to 6.41% during the nine months ended September 30, 2002. The decreases were partially offset by: (1) the conversion of

$58.3 million of variable rate debt to fixed rate debt during the first quarter of 2002 through the execution of interest rate swap arrangements with a third party. The interest rate swap arrangements were executed in conjunction with our conversion of the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate, as described above; and (2) the issuance of approximately $152 million of fixed rate debt on June 28, 2002, of which a portion was used to pay down borrowings outstanding on our short-term credit facilities as noted in “Liquidity and Capital Resources - Mortgage Debt and Revolving Credit Facilities” below.

Discontinued Operations. Beginning in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations”. This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations”. As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. During the three months ended September 30, 2002, we sold three properties and received net proceeds of $7.5 million resulting in a combined gain of $291,000. The gain on the disposition of these properties and the earnings generated from these properties have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest. Total discontinued operations for the three months ended September 30, 2002 and 2001 was $238,000 and $42,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $332,000 and $102,000, respectively.

Extraordinary Item – Extinguishment of Debt. During the third quarter of 2001, we amended $150.0 million of fixed rate debt due September 29, 2011 to variable rate debt. The debt was amended in conjunction with the conversion of leases relating to $185.3 million of property from fixed rate to variable rate as discussed above. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, we wrote off the remaining deferred loan fees relating to the debt and classified the write-off as an extraordinary item on the statement of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $16.6 million and $1.5 million at September 30, 2002 and September 30, 2001, respectively. The changes in cash and cash equivalents during the nine months ended September 30, 2002 and 2001 were attributable to operating, investing and financing activities, as described below.

Operating Activities
 Cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was $47.2 million and $46.2 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities
 Cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $272.9 million and $163.4 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvements and construction financings, net of sales, during those periods.

Financing Activities
 Cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $232.8 million and $112.4 million, respectively. Cash provided by financing activities for the nine months ended September 30, 2002 primarily reflects:

•	$251.7 million of proceeds received from borrowings on our revolving credit facilities;

•	$205.4 million of proceeds received from mortgage debt incurred during the period; and

•	$17.1 million of proceeds received from the issuance of common shares, net of costs.

The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $169.2 million;

•	distributions made to shareholders and minority partners during the period totaling $42.3 million;

•	payments of principal on outstanding mortgage debt totaling $16.1 million;

•	payments for debt issuance costs totaling $7.3 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively; and

•	the redemption of Units totaling $153,000.

Cash provided by financing activities for the nine months ended September 30, 2001 primarily reflects:

•	$121.2 million of proceeds received from borrowings on our revolving credit facilities;

•	$83.3 million of proceeds received from mortgage debt incurred during the period;

•	$61.3 million of proceeds received from our follow-on offering, net of costs; and

•	$6.7 million of proceeds received from the issuance of common shares, net of costs.

The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $113.7 million;

•	distributions made to shareholders and minority partners during the period totaling $36.3 million;

•	payments of principal on outstanding mortgage debt totaling $9.7 million;

•	payments for debt issuance costs totaling $205,000; and

•	the repurchase of common shares pursuant to our common share repurchase program totaling $142,000.

Financing Strategy

To minimize interest rate risk, we typically match the average term of our long-term debt with the average term of our leases as well as the type of debt with the type of leases (fixed or variable) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of September 30, 2002, approximately 79% of our debt outstanding (including $79.8 million of variable rate debt that became fixed rate debt effective November 1, 2002 under an interest rate swap arrangement) was substantially match-funded, non-recourse debt. As of September 30, 2002, our long-term debt had a weighted average remaining term of 11.0 years, and our leases had a weighted average remaining term of 11.7 years.

In light of our current financial position, we believe that we will be able to obtain additional financing for our short-term and long-term liquidity requirements without exceeding our current debt to asset ratio policy as described below. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Variable Rate Lease Program

We may offer our current and prospective tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the CPI. As of September 30, 2002, approximately $367.0 million of our more than $1.5 billion real estate portfolio, or 24%, was subject to variable rate leases. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI or other escalation provisions set forth in the lease.

We believe that the existing mix of variable rate leases and variable rate debt improves our balance sheet flexibility, while continuing our policy of minimizing interest rate risk.

Mortgage Debt and Revolving Credit Facilities

As of September 30, 2002, we had total debt outstanding of $972.9 million. Of this debt, approximately $826.9 million (consisting of $520.2 million of fixed rate and $306.7 million of variable rate debt) was mortgage debt secured by approximately 245 of our properties. In addition, we had $146.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2002 and December 31, 2001 (dollars in thousands):

	Original	Principal Balance	Principal Balance	Effective	Term/
	Debt	as of September 30,	as of December 31,	Interest	Amortization
Description of Debt	Issued	2002	2001	Rate*	Schedule

7.59% fixed rate debt due 12/1/08	$38,050	$34,911	$35,886	7.94%	10 yr/17 yr
7.635% fixed rate debt due 10/1/14 (1)	111,950	—	98,891
8.05% fixed rate debt due 10/1/14 (1)	85,000	—	78,319
Triple Net Lease Mortgage Notes, Series 2002 (1)	325,000	322,044	—	7.70%	(1)
7.54% fixed rate debt due 7/6/11	100,000	95,259	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (2)	28,500	26,790	—	7.67%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (2)	32,054	30,349	—	7.63%	12 yr/30 yr
7.50% fixed rate debt due 1/20/03	12,000	10,886	11,108	7.76%	4.25 yr/20 yr

Total Mortgage Fixed Rate Debt		$520,239	$320,336	7.71%

Variable rate debt due 9/29/11 (3)	$150,000	$145,852	149,419	4.10%	12 yr/25 yr
Variable rate debt due 8/10/13 (4)	82,600	79,847	81,223	3.64%	12 yr/30 yr
Variable rate debt swapped to fixed rate debt (2)	60,554	—	58,278
Various variable rate debt (5)	83,550	81,010	28,400	4.90%	10 to 11 yr/25 yr

Total Mortgage Variable Rate Debt		$306,709	$317,320	4.19%

TOTAL MORTGAGE DEBT		$826,948	$637,656	6.41%

$50 million revolving partially secured facility (6)		—	17,400
$60 million revolving unsecured facility (7)		46,000	—	5.06%	3 yr
$100 million revolving secured facility (8)		100,000	46,108	4.98%	1 yr

TOTAL CREDIT FACILITIES		$146,000	$63,508	4.99%

TOTAL DEBT OUTSTANDING		$972,948	$701,164	6.37%

*	For the quarter ended September 30, 2002. Includes deferred loan fees amortized over the life of the loans.

(1)	On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002 (the “Notes”). The transaction reflects approximately $152 million of new debt issued in classes under current market terms (the “New Notes”) and a restructuring of a securitization completed in 1999, that had a remaining balance of approximately $173 million (the “Modified Debt”). The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. The Notes are collateralized by 94 properties, subject to long-term, triple-net leases, with a net book value of $430.5 million and an appraised value of $462.4 million as of the closing date. The New Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the New Notes) of approximately 7.0% and are fully-amortizing over 20 years. The Notes are fully-amortizing and have terms ranging from 12 to 20 years, with a weighted average term of 14.2 years. The Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the Notes) of approximately 7.7%. The net proceeds from the issuance of the New Notes were used to pay down our short-term credit facilities and to fund acquisitions. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the Notes on behalf of the noteholders.

(2)	These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points and require quarterly interest and level principal payments until maturity. During the first quarter of 2002, we entered into interest rate swap arrangements with a third party on these loans to fix the interest rate. The new blended rate on the debt is approximately 7.58%.
(3)	This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest until maturity.
(4)	This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points and requires quarterly interest and level principal payments until maturity. On November 1, 2002, pursuant to an agreement with a third party, the variable rate swapped to a 7.50% fixed rate.
(5)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity.
(6)	The facility matured on March 3, 2002 and was extended until the end of the second quarter at which time it was replaced by the new unsecured revolving credit facility.
(7)	At the end of the first quarter of 2002, we closed on this $60 million unsecured revolving credit facility. The facility replaced the existing $50 million secured revolving credit facility at the end of the second quarter of 2002. The facility provides for a three-year term with interest equal to either the Prime rate less 50 basis points or the 1-month, 2-month or 3-month LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. As of September 30, 2002, the borrowings under the facility bear interest equal to the Prime rate less 50 basis points. These borrowings were subsequently converted to bear interest equal to the 3-month LIBOR rate plus 200 basis points effective October 2, 2002.
(8)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of September 30, 2002, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 basis points. The facility requires the repayment of principal within 150 days. The facility has a one-year term, which terminates on March 21, 2003, and is renewable annually.

For the quarter ended September 30, 2002, our interest coverage and debt service coverage ratios were 2.5 and 1.7, respectively. For the trailing 12 months, our interest coverage and debt service coverage ratios were 2.7 and 1.8, respectively. As of September 30, 2002, we were in compliance with all of the loan covenants related to our mortgage debt and credit facilities.

$325 Million Debt Securitization

As noted in footnote (1) of the debt table herein, we modified approximately $173 million of debt during the second quarter. Because the terms of the Modified Debt were virtually identical to the original debt, the modification did not result in a significant modification of debt under GAAP. Therefore, in accordance with GAAP: (1) the unamortized issuance costs related to the original debt of $3.9 million, plus $2.3 million of costs related to the Modified Debt that was paid to the lender and capitalized, will be amortized over the remaining term of the Modified Debt using the effective interest method; and (2) third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. In addition, we incurred approximately $6.3 million in debt issuance costs associated with the issuance of the New Notes, which, in accordance with GAAP, were capitalized and will be amortized over the term of the New Notes using the effective interest method.

Bridge Loan

In October 2002, we issued approximately $80.9 million in debt pursuant to a bridge loan. The bridge loan has a six-month term and bears interest equal to the 30-day LIBOR rate plus 300 basis points and is convertible into a five-year term note at our discretion. The bridge loan is secured by one property, subject to a long-term, triple-net lease. The net proceeds of the loan were used to pay down borrowings outstanding on our short-term credit facilities.

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

During the third quarter of 2001, we borrowed $82.6 million of long-term variable rate debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. On November 1, 2002, pursuant to an agreement with a third party, the variable rate swapped to a 7.50% fixed rate.

During the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on the debt secured primarily by such properties totaling approximately $58.3 million.

Fixing the rate on $140.9 million of debt with interest rate swap arrangements, continues our strategy of minimizing interest rate risk by substantially match-funding our debt with leases in order to lock in our investment spread over the initial lease term.

These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. As of September 30, 2002, we had an unrealized loss on the swaps of approximately $16.2 million, which is included in other liabilities and accumulated other comprehensive income (loss) within our consolidated balance sheets.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, regular debt service requirements (including debt service relating to additional and replacement debt), distributions to shareholders and holders of Units (“Unitholders”), and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing revolving credit facilities. In addition, our short-term liquidity requirements also include the repayment of debt totaling approximately $91.7 million, which includes: (1) $10.8 million principal payment due at maturity on our mortgage debt; and (2) $80.9 million repayment of our outstanding bridge loan (both discussed in Mortgage Debt and Revolving Credit Facilities above). We anticipate repayment of this short-term debt as well as our existing revolving credit facilities with the net proceeds received from future long-term secured debt as described below. We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with amounts available under our existing long-term debt commitments, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

     As of September 30, 2002, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

     The availability and terms of any financing will depend upon market and other conditions.

     Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of September 30, 2002 are as follows (in thousands):

For the Year Ended December 31,
2002	$7,668
2003	38,178
2004	27,916
2005	29,611
2006	31,338
Thereafter	692,237

Total	$826,948

During the second quarter of 2001, we received a commitment for $150.0 million of secured long-term variable rate financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month LIBOR rate. As of September 30, 2002, we had $67.4 million available under this commitment.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of September 30, 2002, our debt to assets ratio was approximately 61.5% and our debt to total market capitalization was approximately 51.6%. As of September 30, 2002, total long-

term, non-recourse mortgage debt was $826.9 million and total borrowings outstanding under our short-term credit facilities were $146 million. In October 2002, approximately $80.7 million of the borrowings outstanding on our short-term credit facilities were paid down using proceeds received from a bridge loan, resulting in availability under our credit facilities of approximately $94.7 million. The bridge loan has a six-month term and bears interest equal to the 30-day LIBOR rate plus 300 basis points and is convertible into a five-year term note at our discretion. The bridge loan is secured by one property, subject to a long-term, triple-net lease. We anticipate completing long-term debt financing in the first quarter of 2003. We plan to use the net proceeds received to pay down our revolving credit facilities and our bridge loan and to utilize the remaining net proceeds to fund future acquisitions and corporate obligations.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the three months and nine months ended September 30, 2002, no common shares were repurchased. From the inception of the common share repurchase program through September 30, 2002, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended September 30, 2002, we issued approximately 8,100 common shares under the DRIP and received approximately $198,000 in net proceeds. For the nine months ended September 30, 2002, we issued approximately 18,500 common shares under the DRIP and received approximately $425,000 in net proceeds.

Purchase of Warrants Outstanding to Purchase Common Shares

During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remainder was paid in January 2002, and was funded with debt and cash on hand. During the first quarter of 2002, we completed the purchase of outstanding warrants to purchase 50,000 common shares for $5.85 per warrant, which was funded with cash on hand. The purchase price for all warrants was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants would have expired in February 2003. The purchase of the warrants is considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. As of September 30, 2002, we had warrants outstanding to acquire a total of 30,000 common shares, at an exercise price of $15.00 per share with expiration dates ending no later than February 2003.

FUNDS FROM OPERATIONS

Prior to 2002, Funds From Operations (“FFO”) was defined under the revised definition adopted in October 1999 by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) before minority interest and extraordinary item (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. In April 2002, NAREIT revised its FFO definition as income (loss) from continuing operations before minority interest and extraordinary item (computed in accordance with GAAP) plus income from discontinued operations (including minority interest) and depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. Adjusted FFO (“AFFO”) is FFO less straight-lined rents.

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

FFO and AFFO for the three months and nine months ended September 30, 2002 and 2001 is computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from continuing operations before minority interest and extraordinary item	$13,979	$11,000	$42,396	$30,302
Real estate depreciation and amortization	6,777	5,461	18,992	15,581
Income from discontinued operations, net of minority interest	16	42	110	102
Minority interest related to income from discontinued operations	5	14	34	38
Gain on sale of real estate	—	(125)	—	(125)

FFO	20,777	16,392	61,532	45,898
Less: straight-lined rents	(1,157)	(810)	(3,875)	(2,447)

AFFO	$19,620	$15,582	$57,657	$43,451

Weighted average number of common shares and units used to compute basic FFO and AFFO per share	36,526	32,433	35,774	30,847

Weighted average number of common shares and units used to compute fully diluted FFO and AFFO per share	37,565	33,763	36,937	31,714

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

During the nine months ended September 30, 2002, our fixed rate debt increased from $320.3 million at December 31, 2001 to $520.2 million as of September 30, 2002. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at September 30, 2002 had been 1% higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $32 million.

During the nine months ended September 30, 2002, our variable rate debt increased from $380.8 million as of December 31, 2001 to $452.7 million (including the $79.8 million of variable rate debt that will become fixed rate debt effective November 1, 2002 under an interest rate swap arrangement) as of September 30, 2002. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program increased from $314.2 million as of December 31, 2001 to $367.0 million as of September 30, 2002.

Interest rate fluctuations may affect our annual interest expense on our variable rate debt. If interest rates on our variable rate debt instruments outstanding at September 30, 2002 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $4.5 million, based on balances at September 30, 2002. The impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by (1) the conversion of the $79.8 million of variable rate debt that will become fixed rate debt effective November 1, 2002, as noted above; and (2) the structure of our variable rate leases. Interest rate fluctuations may affect our annual rental revenue on our variable rate leases, because the lease rates on the base rents on our variable rate leases are based on a spread over an applicable index, typically LIBOR. As of September 30, 2002 under the vast majority of our variable rate lease agreements, the minimum lease rates, ranging from 8.0% to 9.4%, were in effect. These minimum lease rates are designed to ensure minimum rental revenues if interest rates decline. If the underlying index on our variable rate lease agreements outstanding at September 30, 2002 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $1.0 million or decreased by approximately $400,000, respectively. Assuming the underlying index increased or decreased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.7 million.

ITEM IV. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information, required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.7	First Amendment to Revolving Credit Agreement dated as of May 1, 2002 among Comerica Bank, as Agent for the Lenders and Capital Automotive L.P., et al. (filed herewith)

99.8	Guaranty dated as of March 29, 2002 made by Capital Automotive REIT in favor of Comerica Bank, as Agent for the Lenders (filed herewith)

99.9	First Amendment to Guaranty effective as of September 30, 2002 among Capital Automotive REIT, Capital Automotive L.P., et al. and Comerica Bank, as Agent for the Lenders (filed herewith)

(b)  Reports on Form 8-K

None.

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
David S. Kay Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: November 13, 2002

CERTIFICATION

I, Thomas D. Eckert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Automotive REIT (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of trustees:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	BY:	/s/ Thomas D. Eckert
Thomas D. Eckert President and Chief Executive Officer

CERTIFICATION

I, David S. Kay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Automotive REIT (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of trustees:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	BY:	/s/ David S. Kay
David S. Kay Senior Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Thomas D. Eckert, the President and Chief Executive Officer of Capital Automotive REIT (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the “Report”). The undersigned hereby certifies that:

     (1)  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002	BY:	/s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, David S. Kay, the Senior Vice President and Chief Financial Officer of Capital Automotive REIT (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the “Report”). The undersigned hereby certifies that:

     (1)  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 13, 2002	BY:	/s/ David S. Kay
David S. Kay Senior Vice President and Chief Financial Officer