Form 10-K
period 2002-12-31
CAPITAL AUTOMOTIVE REIT
filed 2003-03-24
CIK 1049316

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or
 ☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______TO ______

Commission file number: 000-23733

CAPITAL AUTOMOTIVE REIT

(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	54-1870224

(State of Incorporation)	(IRS Employer Identification No.)

8270 Greensboro Drive, Suite 950 McLean, Virginia	22102

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Registrant’s common shares on the Nasdaq National Market on June 28, 2002 was $625,815,472.

The number of Registrant’s common shares of beneficial interest outstanding on February 28, 2003 was 28,667,399.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Capital Automotive REIT’s Proxy Statement for the 2003 Annual Meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAPITAL AUTOMOTIVE REIT
ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2002

PART 1

Item 1.   Business

     References to “we,” “us” or “our” refer to Capital Automotive REIT or, if the context requires, Capital Automotive L.P., which we refer to as the “Partnership,” and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2002, owned approximately 76.6% of the units of limited partnership interest in the Partnership, which we refer to as Units. Units of the Partnership held by limited partners (other than us) are redeemable, at the option of the holder, for cash, or we may assume the redemption obligations of the Partnership and acquire the units in exchange for our common shares on a one-for-one basis.

     In this Form 10-K, we use the term “dealerships” to refer to franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses, which are the types of businesses that are operated on our properties and the term “dealer group” to refer to a group of related persons and companies who sell us properties. We also use the term “dealer group,” “tenant,” “lessee” or “operators of dealerships” to refer to the related persons and companies that lease our properties.

GENERAL

     We are a self-administered and self-managed real estate company operating as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, meaning that our trustees, officers and other employees manage and administer our business. Our executive officers are Thomas D. Eckert, President and Chief Executive Officer; David S. Kay, Senior Vice President and Chief Financial Officer; Jay M. Ferriero, Senior Vice President and Director of Acquisitions; Peter C. Staaf, Senior Vice President and Treasurer; and John M. Weaver, Senior Vice President, Secretary and General Counsel.

     As of December 31, 2002, we had invested nearly $1.6 billion in 292 properties located in 28 states, comprising approximately 2,076 acres of land and containing approximately 11.9 million square feet of buildings and improvements. Our tenants operate 412 motor vehicle franchises on our properties, representing approximately 45 brands of motor vehicles, which include all of the top selling brands in the U.S.

     Our principal executive offices are located at 8270 Greensboro Drive, Suite 950, McLean, Virginia 22102 and our telephone number is (703) 288-3075. Our Web site address is www.capitalautomotive.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to the foregoing as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission, commonly referred to as the SEC.

BUSINESS AND ACQUISITION STRATEGY

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we also provide facility improvement and expansion funding, construction financing and takeout commitments to our existing tenants in certain circumstances. We believe that we are the only real estate company exclusively pursuing this strategy. The objective of our strategy is to generate long-term, predictable, stable cash flow for our shareholders.

     We fund the purchase of properties with cash from operations, proceeds from debt or equity financings, the assumption of existing debt, newly issued Units, or a combination of the foregoing. We generally lease our properties to established, creditworthy tenants, for an initial period of 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2002 of 15.7 years), with our entire portfolio having a weighted average initial lease term of approximately 14.3 years. The tenant usually has the option to renew the lease generally on the same terms and conditions for one or more additional periods of five to 10 years each.

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

     For our existing tenants, we have a program that can fund significant facility improvements and expansions for properties in our portfolio. Under this program, the cost of the improvements is added to the existing lease, which is typically reset to the original term when the funding is completed. In certain circumstances, we will also provide commitments to purchase newly constructed dealerships or fund new construction.

     We believe that because of the unique requirements of dealerships, these properties are a discrete sector of the national retail real estate industry. Industry sources estimate that the real property and improvements associated with franchised automobile dealerships are worth in excess of $50 billion, of which approximately $15 to $20 billion would likely meet our acquisition criteria. We believe that these properties present attractive acquisition opportunities because they generally have a difficult to obtain zoning classification, which permits dealership operations as well as a wide range of alternative uses. Additionally, their locations generally have frontage on and visibility from major thoroughfares in established or developing areas of major metropolitan markets. In the event that a property becomes unsuitable for dealership use, the property could typically be redeveloped for other commercial uses.

     We believe that our business and acquisition strategy provides dealer groups and their principals with an opportunity to:

•	achieve liquidity, while maintaining ownership and control of the operations of the dealerships;

•	diversify their investments;

•	obtain funds to expand the operations of the dealer groups;

•	facilitate family and/or estate planning; and

•	benefit from an attractive tax deferred real estate solution (for example, our “UPREIT” structure allows us to acquire properties in exchange for Units, thereby giving the sellers/contributors the benefit of being able to defer some or all of the taxable gain they otherwise would have incurred on the sale of their properties, a structure which enhances our ability to consummate transactions).

DEBT STRATEGY

     As of December 31, 2002, we had total debt outstanding of approximately $1.0 billion. Of this debt, approximately $898.7 million (consisting of $593.9 million of fixed rate and $304.8 million of variable rate debt) was mortgage debt secured by approximately 250 of our properties. In addition, we had $111.1 million outstanding on our revolving credit facilities.

     We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of December 31, 2002, our debt to assets ratio was approximately 62.0% and our debt to total market capitalization was approximately 53.6%.

     To minimize interest rate risk, we typically match the average term of our long-term debt with the average remaining term of our leases as well as the type of debt with the type of leases (fixed or variable rate) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of December 31, 2002, approximately 75% of our debt outstanding was substantially match-funded, non-recourse debt. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes. As of December 31, 2002, our long-term debt had a weighted average remaining term of 10.7 years, and our leases had a weighted average remaining term of 11.7 years.

BUSINESS OBJECTIVE

     To achieve our objective of generating long-term, predictable, stable cash flow to maximize shareholder value, we are generally:

•	acquiring properties located predominately in major metropolitan areas and diversifying geographically in order to minimize the potential adverse impact of economic downturns in certain markets;

•	diversifying by brand of motor vehicles offered by franchises operated by our tenants to minimize the potential adverse impact of changes in consumer preferences or manufacturer-specific issues (for example, a manufacturer’s discontinuation of a particular brand or work stoppages causing delays in the availability of specific models);

•	“partnering” with those dealer groups leading the consolidation of dealership ownership that is occurring in the automotive retail industry;

•	leveraging the contacts and experience of our management to build and maintain long-term relationships with dealer groups and financing sources;

•	acquiring properties that are zoned for dealership operations, and simultaneously with our purchase, leasing the properties to dealer groups on a long-term, triple-net basis, thereby minimizing brokerage, re-leasing and similar costs and, due to the historical and long-term operation of dealerships at specific property locations, increasing the likelihood that our tenants will renew their leases;

•	requiring cross-guarantees (or guarantees by a corporate parent) of all leases within a dealer group;

•	requiring our tenants to submit financial and other information, generally quarterly, to monitor compliance with financial covenants, such as minimum tangible net worth and rental cash flow coverage ratios;

•	minimizing interest rate risk by substantially match-funding our long-term leases with debt; and

•	utilizing a variety of financing sources, such as the issuance of Units, or other equity securities or debt securities, or a combination thereof.

THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS

Properties

     As of December 31, 2002, we had invested nearly $1.6 billion in 292 properties located in 28 states, comprising approximately 2,076 acres of land and containing approximately 11.9 million square feet of buildings and improvements. Our interest in each of the properties includes the land, buildings and improvements, related easements and rights and most fixtures. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2002, all of our properties (excluding one parcel valued at less than $500,000 and acquired with another property at no additional cost), were 100% leased under long-term leases, which were in full force and effect.

     Our properties generally consist of the land or a leasehold interest in land and one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties range from approximately one acre to approximately 82 acres, with an average property size of approximately seven acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic volume, high visibility, signage and ease of ingress and egress. See Item 2 of this Annual Report on Form 10-K for additional information regarding our properties.

Leases and Typical Lease Terms

     Our properties are generally leased to tenants who operate dealerships on the properties. Although there are variations in the terms of our leases, the following is a summary description of the general terms of a majority of our leases. We intend to seek favorable terms for all leases with future tenants which may or may not be on terms similar to those described below. Leases are individually negotiated and do vary from the terms summarized below, at times in material ways.

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

     Rent. During the initial lease term and any extensions, each tenant pays annual base rent in monthly installments. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of December 31, 2002, $418.2 million of our nearly $1.6 billion real estate portfolio, or 27%, was subject to variable rate leases. These leases represented approximately 23% of our total annualized rental revenue as of December 31, 2002. Of the total variable rate leases, the vast majority of the lease agreements contain minimum lease rates and fixed rate conversion features, and none of such leases contains a maximum rate. Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. Certain of our leases also provide for fixed minimum and/or maximum periodic adjustments during the initial lease term, generally based on a fixed percentage of the base rent. As of February 28, 2003, no tenants have ever defaulted on any rental payments under our leases.

     Term and Termination. The leases generally are for initial terms of 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2002 of 15.7 years), with options to renew, exercisable at the option of the tenant, upon generally the same terms and conditions for one or more additional periods of five to 10 years each. The tenant does not have the right to terminate the lease and vacate the property before the end of the initial lease term, except in extraordinary circumstances such as the condemnation of the property. See “—Damage to, or Condemnation of, a Property” below. In the event of a default by the tenant, the legal remedies that could be available to us include the eviction of the tenant, which could result in early termination of the lease. Typically, all leases within a dealer group are cross-guaranteed (or guaranteed by a corporate parent) which helps to ensure the stability of the rental income from the respective tenant.

     Insurance. The leases typically provide that the tenants will maintain insurance on the properties of the type and in the amounts that are usual and customary. We believe that all of our properties are adequately covered by insurance, including commercial general liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits. However, it is not possible or commercially reasonable to insure against all risks, in all cases, due to the cost or the availability of certain types of insurance, and insurance could lapse due to the intentional or unintentional acts of our tenants. If a property suffers uninsured damage or a tenant suffers a judgment in excess of its liability insurance, the tenant’s ability to perform its obligations under the lease may be impaired.

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

     Right of First Negotiation, First Offer and Option to Purchase Property. Certain leases provide the tenant with a right of first negotiation to purchase the property if we decide to sell the property. We will notify the tenant of our intention to sell the property and the tenant will have a period of time to extend an offer, including specifying the purchase price. We may in our discretion reject the tenant’s offer and sell the property to a third party on other terms if the purchase price is higher or we reasonably believe such terms are better than the terms proposed by the tenant. Under the terms of a limited number of leases, the tenant has a right of first offer, in which, for a period of time after receiving notice from us of our intention to sell the property and the proposed sales price for the property, the tenant may advise us that it wishes to purchase the property at the specified price. If the tenant does not exercise this right or if the tenant and we cannot agree on the terms and conditions for the purchase of the property by the tenant, we are free to offer and sell the property to a third party. In addition, some of our leases offer tenant purchase options, generally at the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of CPI at the time the option is exercised, or the fair market value of the property at the time of sale.

     Environmental Matters. Substantially all of our tenants are responsible for compliance with applicable environmental laws, including, but not limited to, laws pertaining to hazardous materials, and for correcting material adverse environmental conditions at or on the properties. Substantially all of our leases require the tenant to indemnify us for liabilities and costs related to environmental matters.

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

     Each franchise arrangement typically grants the dealer group the non-exclusive right to use and display the manufacturer’s trademarks, service marks and designs in the form and manner approved by the manufacturer and imposes a variety of requirements on the dealer group concerning, for example, the showrooms, the facilities and equipment for servicing vehicles, the maintenance of vehicles and parts inventories, the maintenance of minimum net working capital and the training of personnel. The arrangement usually requires the dealer group to submit a monthly financial statement of operations. In addition, the manufacturer’s prior approval is required for changes in certain members of management or transfers of ownership of the dealership. Pursuant to these arrangements, several manufacturers have the right to consent to any transfers of assets or real property considered necessary for conducting the business of the dealership.

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

     In addition to selling and leasing new vehicles, many dealer groups sell and lease used vehicles. Dealer groups also provide service and parts, primarily for the vehicle makes and models that they sell or lease, and perform both warranty and non-warranty service work. In general, parts departments support the sales and service divisions. Dealers may also sell parts at retail to their customers or at wholesale to independent repair shops. Dealer groups also arrange third-party financing for their customers, sell vehicle service contracts and arrange selected types of credit insurance for which they receive financing fees. We believe that the mix in sources of revenues among new motor vehicle sales, used motor vehicle sales, parts and service, and financing and insurance results in greater stability of a dealer group’s cash flow and its ability to make lease payments in all economic environments.

     Because consumer preferences may not always align with manufacturers’ products, dealer groups also diversify by the brands of motor vehicles offered. We believe brand diversification by dealer groups makes them more resistant to changes in consumer preferences and other manufacturer-related issues. As of December 31, 2002, our properties were leased to 48 different dealer groups. Our tenants operate 412 motor vehicle franchises on these properties, representing approximately 45 brands of motor vehicles, which include all of the top selling brands in the U.S. Each brand of motor vehicle had an “allocated value” of less than 9% of our total real estate investments as of December 31, 2002. We allocate value to franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

     For the year ended December 31, 2002, our top 10 tenants, including their affiliates, accounted for approximately 67% of our total rental revenue, and as of December 31, 2002, approximately 70% of our total annualized rental revenue. For the year ended December 31, 2002, Sonic Automotive, Inc. and its affiliates, who we refer to as Sonic, accounted for approximately 25% of our total rental revenue and, as of December 31, 2002, approximately 25% of our total annualized rental revenue. As of December 31, 2002, Sonic is the tenant of 83 properties. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2002 or our total annualized rental revenue as of December 31, 2002. As a result of the concentration of revenue generated from these few tenants, if any one of them were to default on their respective lease obligations, we would have significantly reduced rental revenue until the defaults were cured or the properties could be leased to a new tenant or tenants.

GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

     The tenants and we, as property owners, are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and regulations relating to gasoline storage, waste treatment and other environmental matters, including:

     Environmental Laws. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including tenants, owners (such as us) or operators, for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations apply to past and present business operations of the dealer groups and the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. Generally, tenants are obligated to comply with environmental laws and remediation requirements. Our leases typically impose obligations on the tenants to indemnify us from all or most compliance costs we may experience as a result of the environmental conditions on the properties. If a tenant fails to or cannot comply, we could be forced to pay such costs. As of February 28, 2003, we are not aware of any environmental condition with respect to any of the properties that management believes would have a material adverse effect on our business, financial condition or results of operations. We, however, cannot predict whether new or more stringent laws relating to the environment will be enacted in the future or how such laws or the operations of the dealerships and other businesses on our properties will impact the properties. Costs associated with an environmental event could be substantial. Prior to the acquisition of our properties, we typically engage independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or groundwater sampling) on the properties. In many cases we have commissioned independent environmental consultants to perform Phase II environmental testing (which generally involves soil or groundwater testing for contaminants). Occasionally when a contaminant is detected on a property, we require as a condition of our acquisition of such property, that the seller post a cash escrow to secure expected remediation costs. None of these assessments or updates revealed any adverse environmental condition which management believes would have a material adverse effect on our business, financial condition or results of operations. There can be no assurances, however, that the environmental assessments detected all contamination, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

     Americans With Disabilities Act of 1990. The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will have primary responsibility for complying with the ADA but we may incur costs if the tenant does not comply. As of February 28, 2003, we have not been notified by any governmental authority, and management is not aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial condition or results of operations.

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

COMPETITION

     We believe that we are the only real estate company exclusively pursuing the strategy of purchasing real estate (land, buildings and other improvements), which we simultaneously lease to operators of dealerships under long-term, triple-net leases.

     We anticipate that the majority of our competition will come from banks and other finance companies that are offering primarily mortgage debt and franchise loans, or may, in the future, offer other types of debt financing.

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

EMPLOYEES

     As of February 28, 2003, we had 24 employees. None of the employees is represented by a collective bargaining unit. We believe that the relationship with our employees is good.

RECENT DEVELOPMENTS

     During the three months ended December 31, 2002, we completed approximately $52.6 million of property acquisitions, bringing total acquisitions for the year ended December 31, 2002 to $352.1 million. The fourth quarter acquisitions included five properties and several facility improvements and construction fundings, containing six automotive franchises. Substantially all of the acquisitions were funded with funds drawn on our short-term credit facilities and the remainder with cash on hand. These acquisitions added approximately 288,000 square feet of buildings and improvements on approximately 52 acres of land in four states (Florida, Michigan, South Carolina and Texas). The leases have initial lease terms ranging from 15 to 20 years, with a weighted average initial lease term of 18.4 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years. A summary of the fourth quarter acquisitions is as follows:

•	Three properties totaling $31.4 million subject to fixed rate leases with subsidiaries of UnitedAuto Group, Inc. located in Florida, Michigan and Texas. One Honda and two Toyota franchises are operated on these properties. As of December 31, 2002, we leased eight properties to subsidiaries of UnitedAuto Group, Inc., representing approximately 8% of our total annualized rental revenue.

•	One property totaling $8.6 million leased under a variable rate lease to an affiliate of Sonic located in Texas. A Toyota franchise is operated on the property. As of December 31, 2002, we leased 83 properties to Sonic, representing approximately 25% of our total annualized rental revenue.

•	One property totaling $6.2 million leased under a variable rate lease on real estate operated by Motorcars of Clear Lake, L.P. located in Texas. A Volkswagen franchise is operated on the property. Motorcars of Clear Lake, L.P. is an affiliate of the Momentum Group of Companies, which we refer to as The Momentum Group. As of December 31, 2002, affiliates of The Momentum Group were tenants of 12 of our properties, representing approximately 4% of our total annualized rental revenue.

•	Facility improvements and construction fundings, totaling approximately $6.4 million, all of which were transacted with existing tenants.

2002 ACQUISITIONS

     During the year ended December 31, 2002, we completed approximately $352.1 million of acquisitions, which included 35 dealership properties and several facility improvements and construction fundings. These acquisitions added approximately 2.2 million square feet of buildings and improvements on approximately 292 acres of land and are located in 14 states (Arizona, California, Colorado, Florida, Indiana, Michigan, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms generally ranging from 12 to 20.5 years, with a weighted average initial lease term of 15.7 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years. We funded the 2002 acquisitions with the following: (i) the issuance of approximately 870,000 Units (valued at approximately $19 million at the time of acquisition); (ii) the issuance of long-term variable rate debt; (iii) funds drawn down on our short-term credit facilities; (iv) the net proceeds received from the $325 million debt securitization completed at the end of the second quarter; and (v) cash on hand.

Item 2.   Properties

PROPERTIES

     As of December 31, 2002, we had invested nearly $1.6 billion in 292 properties located in 28 states, comprising approximately 2,076 acres of land and containing approximately 11.9 million square feet of buildings and improvements. All of the properties are owned on a fee simple basis, except that a small portion of one property is occupied pursuant to a ground lease from the owner of the property. Our interest in each of the properties includes the land, buildings and improvements, related easements and rights and most fixtures. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2002, all of our properties (excluding one parcel valued at less than $500,000 and acquired with another property at no additional cost) were 100% leased under long-term leases, which were in full force and effect.

     Our properties generally consist of the land or a leasehold interest in land and one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties range from approximately one acre to approximately 82 acres, with an average property size of approximately seven acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic volume, high visibility, signage and ease of ingress and egress.

     Properties operated as franchised automobile dealerships (including used car facilities, related motor vehicle service, repair, parts and body shops on the same parcel of land) represented nearly 90% of our total real estate investments as of December 31, 2002. In addition to these properties, we own additional properties, including raw land and properties on which our tenants operate stand alone used car facilities, motor vehicle service, repair, parts or other related businesses, the majority of which are operated by dealer groups.

Tenant and Brand Diversification

     As of December 31, 2002, our properties were leased to 48 different dealer groups. Our tenants operate 412 motor vehicle franchises on these properties, representing approximately 45 brands of motor vehicles, which include all of the top selling brands in the U.S. Each brand of motor vehicle had an “allocated value” of less than 9% of our total real estate investments as of December 31, 2002. We allocate value to franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

     For the year ended December 31, 2002, our top 10 tenants, including their affiliates, accounted for approximately 67% of our total rental revenue, and as of December 31, 2002, approximately 70% of our total annualized rental revenue. Sonic accounted for approximately 25% of our total rental revenue for the year ended December 31, 2002, and approximately 25% of our total annualized rental revenue as of December 31, 2002. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2002 or our total annualized rental revenue as of December 31, 2002. As a result of the concentration of revenue generated from these few tenants, if any one of them were to default on their respective lease obligations, we would have significantly reduced rental revenue until the defaults were cured or the properties could be leased to a new tenant or tenants.

Geographic Diversification

     We invest in properties throughout the United States. As of December 31, 2002, we owned properties in 28 states, with approximately 77% of our total real estate investments in the top 50 metropolitan areas in the U.S. in terms of population and approximately 98% of our total real estate investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs). The following table specifies the metropolitan areas in which we own properties representing at least 1% of our total real estate investments as of December 31, 2002.

		Total Real	Percentage of Total
		Estate Investment	Real Estate
Metropolitan Area (1)	Number of Properties	(in thousands)	Investment

Houston, TX	36	$229,523	14.58%
Washington, DC-MD-VA-WV	25	161,719	10.27
Phoenix-Mesa, AZ	1	100,093	6.36
Dallas, TX	14	92,721	5.89
Charlotte-Gastonia-Rock Hill, NC-SC	13	65,690	4.17
Columbus, OH	8	49,563	3.15
Los Angeles-Long Beach, CA	6	45,656	2.90
St. Louis, MO-IL	9	41,868	2.66
Atlanta, GA	5	36,525	2.32
Nashville, TN	4	34,938	2.22
Fort Wayne, IN	9	30,472	1.94
Las Vegas, NV-AZ	2	26,507	1.68
Orlando, FL	4	25,818	1.64
Fort Worth-Arlington, TX	3	25,726	1.63
South Bend, IN	3	23,198	1.47
San Antonio, TX	5	22,435	1.43
Denver, CO	3	21,816	1.39
Baltimore, MD	2	21,763	1.38
Medford-Ashland, OR	6	21,495	1.37
Tampa-St. Petersburg-Clearwater, FL	5	21,332	1.36
Greenville-Spartanburg-Anderson, SC	3	20,495	1.30
Daytona Beach, FL	7	20,101	1.28
Detroit, MI	4	19,185	1.22
Fort Myers-Cape Coral, FL	4	18,629	1.18
New Orleans, LA	3	18,542	1.18
Shreveport-Bossier City, LA	8	18,007	1.14
Montgomery, AL	3	17,602	1.12
Sacramento, CA	1	17,018	1.08
Oklahoma City, OK	2	16,623	1.06
Salt Lake City-Ogden, UT	4	16,229	1.03
Cleveland-Lorain-Elyria, OH	5	15,983	1.02
Other MSAs (2)	67	246,321	15.65
Other (3)	18	30,560	1.93

Total	292	$1,574,153	100.00%

(1)	Derived from the most recent published data (April 2000) of the U.S. Census Bureau regarding population of MSAs and PMSAs.

(2)	Represents each MSA in which we own properties that represent less than 1% of our total real estate investments.

(3)	Represents non-MSAs in which we own properties.

     As noted in the table above, the largest “geographic concentrations” of our properties were in the Houston, TX MSA and the Washington, DC-MD-VA-WV MSA, which accounted for approximately 15% and 10% of our total real estate investments, respectively, as of December 31, 2002. No other MSA’s concentration of properties exceeded 7% of our total real estate investments as of December 31, 2002. The Houston, TX MSA and the Washington, DC-MD-VA-WV MSA are both in the top 10 MSAs in terms of population, with the Washington, DC-MD-VA-WV MSA ranked fifth and the Houston, TX MSA ranked seventh. In addition, to minimize our geographic concentration risk in any given area, we generally require cross-guarantees (or guarantees by a corporate parent) of all leases within a dealer group.

Leases and Lease Expirations

     Substantially all of our properties are leased under long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. In addition, the leases generally require the tenants to pay for additions, repairs, renovations and improvements to the properties undertaken by the tenant, which, upon expiration or termination of the leases, generally become our property. We believe that our properties are adequately covered by insurance, including commercial general liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

     Our properties are subject to leases with initial terms that range generally from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2002 of 15.7 years), with our entire portfolio having a weighted average initial lease term of approximately 14.3 years. As of December 31, 2002, the weighted average remaining lease term for our leases was approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years). With respect to the leases for properties acquired from Sonic during August 1999, Sonic is required to renew, for an additional five years, the initial terms of leases representing 75% of the total rental payments for such Sonic leases expiring in any given year. The calculation of weighted average initial lease term and weighted average remaining lease term assumes that Sonic renews leases as specified above.

     The following table sets forth the schedule of lease expirations for our 273 leases in place as of December 31, 2002 for each of the 20 years beginning with 2003, assuming that (i) none of the tenants (other than Sonic) exercises or has exercised renewal options, (ii) that Sonic renews the minimum required leases as specified above and (iii) the number of leases Sonic renews in any given year equals 75% of the total number of Sonic leases expiring that year (rounded to the closest whole number).

		Total Annualized	Percentage of Total
		Rental Revenue	Annualized
	Number of	Represented	Rental Revenue
Year of Lease	Expiring	by Expiring Leases	Represented by
Expiration	Leases	(in thousands)	Expiring Leases

2003	—	—	—
2004	—	—	—
2005	—	—	—
2006	1	$162	0.1%
2007	7	2,362	1.5
2008	26	14,061	9.1
2009	21	11,653	7.5
2010	7	2,629	1.7
2011	13	5,566	3.6
2012	7	2,210	1.4
2013	65	30,610	19.7
2014	40	16,523	10.7
2015	16	7,242	4.7
2016	21	18,827	12.1
2017	34	31,172	20.1
2018	2	192	0.1
2019	—	—	—
2020	5	4,491	2.9
2021	2	1,621	1.0
2022	5	4,316	2.8
2023 and thereafter	1	1,513	1.0

     As of December 31, 2002, all of our 292 properties (excluding one parcel valued at less than $500,000 and acquired in connection with another property at no additional cost) were subject to leases, which were in full force and effect. The excluded parcel is not subject to a lease.

Item 3.   Legal Proceedings

     We are not currently subject to any material legal proceeding nor, to our knowledge, is any material litigation currently threatened against us. Under the leases, the tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties on account of certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, on account of certain matters relating to the ownership of the properties prior to their acquisition by us. See “Item 1—Business—The Properties, Leases, Typical Lease Terms and Dealerships—Leases and Typical Lease Terms—Indemnification.”

Item 4.   Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

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

		Price per Share		Distributions

		High	Low	Declared Per Share

2002
	Fourth quarter	$25.3500	$22.370	$0.4065
	Third quarter	25.7100	17.600	0.4020
	Second quarter	25.0000	21.690	0.3980
	First quarter	23.4500	19.350	0.3935

2001
	Fourth quarter	$20.7400	$17.630	$0.3890
	Third quarter	18.5500	16.460	0.3880
	Second quarter	18.9500	15.360	0.3870
	First quarter	16.1875	12.875	0.3860

2000
	Fourth quarter	$14.5625	$12.375	$0.3850
	Third quarter	15.6250	12.000	0.3775
	Second quarter	16.0625	11.500	0.3725
	First quarter	13.0625	10.625	0.3650

     On February 28, 2003, the last reported sale price on the Nasdaq National Market was $24.93 per share and there were 355 holders of record of our common shares. We believe the total number of our beneficial shareholders to be approximately 13,000 because certain common shares are held of record by depositories, brokers and other nominees.

     The Company’s ongoing operations generally will not be subject to federal income taxes as long as the Company maintains its REIT status. Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% (95% for tax years beginning prior to January 1, 2001) of REIT taxable income. Pursuant to this requirement, we were required, at a minimum, to distribute an estimated $30.0 million for 2002 and approximately $27.0 million and $25.9 million for 2001 and 2000, respectively. Our estimated taxable income for 2002 is approximately $33.3 million and our actual taxable income for 2001 and 2000 was approximately $30.0 million and $27.3 million, respectively. We distributed over 100% of our taxable income for 2002, 2001 and 2000 and therefore avoided substantially all federal income taxes. We may or may not elect to distribute in excess of 90% of our taxable income in future years. State income taxes are not significant.

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

     Our total annual dividends per share for 2002, 2001 and 2000 were $1.60 per share, $1.55 per share and $1.50 per share, respectively. The annual dividend amounts are different from total distributions calculated for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of deferring taxation until the sale of the shareholder’s shares.

     The following presents the federal income tax characterization of distributions paid, or deemed to be paid, to common shareholders for the year ended December 31:

	2002	2001	2000

Ordinary Income	$1.2098	$1.2781	$1.30
Return of Capital	0.3727	0.2679	0.03

Total	$1.5825	$1.5460	$1.33

No assurances can be given regarding what portion, if any, of distributions in 2003 or subsequent years will constitute a return of capital for federal income tax purposes.

Item 6.   Selected Financial Information
               (In Thousands, Except Per Share Data)

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

Operating Data:
Total revenues	$142,435	$117,481	$102,303	$75,873	$34,931
Depreciation and amortization expense	$26,329	$21,392	$17,565	$15,347	$6,304
General and administrative expense	$8,475	$7,114	$6,592	$6,781	$5,487
Interest expense	$50,427	$46,091	$42,172	$24,541	$2,254
Income from continuing operations before minority interest and extraordinary item	$56,939	$42,884	$35,974	$29,204	$20,886
Minority interest (1)	$(13,442)	$(11,122)	$(10,280)	$(7,473)	$(4,395)
Income from continuing operations before extraordinary item	$43,497	$31,762	$25,694	$21,731	$16,491
Total income from discontinued operations (2)	$332	$141	$118	$—	$—
Income before extraordinary item	$43,829	$31,903	$25,812	$21,731	$16,491
Extraordinary item – extinguishment of debt (3)	$—	$(526)	$—	$—	$—
Net income	$43,829	$31,377	$25,812	$21,731	$16,491
Weighted average number of common shares outstanding – diluted	28,589	24,450	21,113	21,629	20,978
Diluted earnings per share:
Income from continuing operations
before extraordinary item	$1.54	$1.31	$1.22	$1.01	$0.79
Income before extraordinary item	$1.55	$1.32	$1.22	$1.01	$0.79
Net income	$1.55	$1.30	$1.22	$1.01	$0.79
Other Data:
Funds from operations (4)	$83,427	$64,333	$53,455	$44,205	$27,047
Adjusted funds from operations (4)	$78,343	$60,906	$51,096	$43,243	$27,047
Weighted average number of common shares and units outstanding – diluted	37,096	32,726	29,476	28,796	26,228
Annual dividend per share (5)	$1.60	$1.55	$1.50	$1.38	$0.876
Properties owned at end of period	292	260	244	230	120

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Real estate before accumulated depreciation	$1,574,153	$1,229,694	$1,037,870	$935,525	$511,132
Total assets	1,542,470	1,199,700	1,021,589	942,559	583,211
Mortgage debt	898,733	637,656	571,519	501,510	161,997
Borrowings under credit facilities	111,096	63,508	14,200	—	—
Total other liabilities	35,970	21,630	30,109	26,066	18,659
Minority interest	116,048	110,885	115,728	115,384	93,898
Total shareholders’ equity	380,623	366,021	290,033	299,599	308,657

(1)	Minority interest represents income attributable to the units of the Partnership owned by limited partners (other than us) of the Partnership.

(2)	Beginning in 2002, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of on or after January 1,

2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. During the third quarter of 2002, we sold three properties and received net proceeds of $7.5 million resulting in a combined gain of $291,000. The earnings generated from these properties have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest.

(3)	During the third quarter of 2001, we converted the interest rate on $150 million of debt from fixed rate to variable rate. The conversion of the interest rate on the debt resulted in a significant modification of the debt. In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, the significant modification should be treated as an extinguishment of debt. As a result, we wrote off the remaining deferred loan fees relating to the debt and classified the write-off as an extraordinary item.

(4)	Funds from Operations, commonly referred to as FFO, and Adjusted FFO, which we refer to as AFFO, are non-GAAP financial measures. For definitions of FFO and AFFO, and a reconciliation of FFO and AFFO to their most directly comparable GAAP measure, income (loss) from continuing operations before minority interest and extraordinary item, see “Item 7. Management’s Discussion and Analysis of Financial Condition – Funds from Operations.”

(5)	2002 annual dividend represents first, second and third quarter dividends totaling $1.1935 declared during 2002 and fourth quarter dividend totaling $0.4065 declared on January 21, 2003. 2001 annual dividend represents first, second and third quarter dividends totaling $1.161 declared during 2001 and fourth quarter dividend totaling $0.389 declared on January 22, 2002.

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

     This Annual Report on Form 10-K, including our documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents which we subsequently file with the SEC and are incorporated herein by reference will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in our Annual Report on Form 10-K describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events. Other parts of, or documents incorporated by reference into, this Annual Report on Form 10-K may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks related to our reliance on a small number of tenants for a significant portion of our revenue;

•	risks of financing, such as our ability to consummate planned and additional financings on terms which are acceptable to us and our ability to meet existing financial covenants;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks that planned and additional acquisitions may not be consummated;

•	risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, marketing or other practices or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K/A filed on February 12, 2003, as well as the other information in this Annual Report on Form 10-K or referred to in this Annual Report on Form 10-K, before investing in us.

Overview

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments to our existing tenants in certain circumstances. As of December 31, 2002, we had invested nearly $1.6 billion in 292 properties located in 28 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), comprising approximately 2,076 acres of land and containing approximately 11.9 million square feet of buildings and improvements. Our tenants operate 412 motor vehicle franchises on our properties, representing approximately 45 brands of motor vehicles, which include all of the top selling brands in the U.S.

     Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2002 of 15.7 years), with our entire portfolio having a weighted average initial lease term of approximately 14.3 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

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

Recent Developments

     During the three months ended December 31, 2002, we completed approximately $52.6 million of property acquisitions, bringing total acquisitions for the year ended December 31, 2002 to $352.1 million. The fourth quarter acquisitions included five properties and several facility improvements and construction fundings, containing six automotive franchises. Substantially all of the acquisitions were funded with funds drawn on our short-term credit facilities and the remainder with cash on hand. These acquisitions added approximately 288,000 square feet of buildings and improvements on approximately 52 acres of land in four states (Florida, Michigan, South Carolina and Texas). The leases have initial lease terms ranging from 15 to 20 years, with a weighted average initial lease term of 18.4 years. These leases have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years. A summary of the fourth quarter acquisitions is as follows:

•	Three properties totaling $31.4 million subject to fixed rate leases with subsidiaries of UnitedAuto Group, Inc. located in Florida, Michigan and Texas. One Honda and two Toyota franchises are operated on these properties. As of December 31, 2002, we leased eight properties to subsidiaries of UnitedAuto Group, Inc., representing approximately 8% of our total annualized rental revenue.

•	One property totaling $8.6 million leased under a variable rate lease to an affiliate of Sonic Automotive, Inc., who we refer to as Sonic, located in Texas. A Toyota franchise is operated on the property. As of December 31, 2002, we leased 83 properties to Sonic, representing approximately 25% of our total annualized rental revenue.

•	One property totaling $6.2 million leased under a variable rate lease on real estate operated by Motorcars of Clear Lake, L.P. located in Texas. A Volkswagen franchise is operated on the property. Motorcars of Clear Lake, L.P. is an affiliate of the Momentum Group of Companies, which we refer to as The Momentum Group. As of December 31, 2002, affiliates of The Momentum Group were tenants of 12 of our properties, representing approximately 4% of our total annualized rental revenue.

•	Facility improvements and construction fundings, totaling approximately $6.4 million, all of which were transacted with existing tenants.

2002 Acquisitions

     During the year ended December 31, 2002, we completed approximately $352.1 million of acquisitions, which included 35 dealership properties and several facility improvements and construction fundings. These acquisitions added approximately 2.2 million square feet of buildings and improvements on approximately 292 acres of land and are located in 14 states (Arizona, California, Colorado, Florida, Indiana, Michigan, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms generally ranging from 12 to 20.5 years, with a weighted average initial lease term of 15.7 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years. We funded the 2002 acquisitions with the following: (i) the issuance of approximately 870,000 units of limited partnership interest in the Partnership, which we refer to as Units, (valued at approximately $19 million at the time of acquisition); (ii) the issuance of long-term variable rate debt; (iii) funds drawn down on our short-term credit facilities; (iv) the net proceeds received from the $325 million debt securitization completed at the end of the second quarter as discussed in “Liquidity and Capital Resources — Mortgage Debt and Revolving Credit Facilities” below; and (v) cash on hand.

Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, commonly referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of critical accounting policies. A summary of our accounting policies and procedures is included in Note 2 to our consolidated financial statements. Management believes the following are the critical accounting policies used in the preparation of our consolidated financial statements.

Real Estate Assets – Impairment Assessment
     We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less than the carrying amount, then an impairment loss would be recognized equal to the amount of the difference between the fair value of the property and its carrying amount.

Real Estate Assets – Estimated Useful Lives and Allocation of Purchase Price
     We depreciate our real estate assets using the straight-line method over their estimated useful lives. Our buildings and improvements are currently being depreciated over 20 to 40 years. The useful lives of the properties are assigned based on the third party appraisals and/or structural reviews that are prepared for each property we acquire. The purchase price of our properties is allocated to land and building in accordance wih the respective appraised values.

Derivatives
     We have used and may continue to use interest rate swap arrangements to minimize interest rate risk. We do not enter into interest rate swap arrangements for trading purposes. Swaps we have entered into with third parties, were documented as cash flow hedges and designated as highly effective at inception of the swap agreements, therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. We intend to meet the conditions for hedge accounting, however, if a particular interest rate swap does not qualify as highly effective, the change in the fair value of the derivatives used as hedges would be reflected in the Consolidated Statements of Operations.

Rental Revenue Recognition
     We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases. Rental income attributable to the leases is recorded monthly when due from tenants and is recognized on a straight-line basis over the initial terms of the related leases. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. Certain of our leases also provide for fixed minimum and/or maximum periodic adjustments during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants.

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

Results of Operations

Comparison of 2002 to 2001

     Revenue

     Rental. Rental revenue for the year ended December 31, 2002 increased 21% to $141.6 million, as compared to $117.0 million for 2001. The increase was primarily attributable to:

•	the growth of our real estate portfolio, the timing of our property acquisitions and whether or not our leases have fixed minimum escalators, from which we generate our rental income. We owned 292 properties as of December 31, 2002, versus 260 properties as of December 31, 2001, although three of the properties owned as of December 31, 2001 were sold during 2002 and reclassified from rental revenue to discontinued operations as discussed under “-Discontinued Operations” below;

•	throughout 2002, we converted the leases on approximately $99 million of properties leased to several tenants from variable rate to fixed rate, resulting in an increase in rental revenue. Other terms of the leases, including lease escalators, remained unchanged; and

•	an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from tenants.

     The increase in rental revenue was partially offset by the following:

•	at the end of the third quarter of 2001, we converted the leases relating to $185.3 million of properties leased to a tenant from fixed rate to variable rate with a minimum lease rate, resulting in a decrease in rental revenue. We also converted the interest rate on approximately $150 million of debt that is secured primarily by the properties subject to these leases from fixed rate to variable rate. Other terms of the leases, including lease escalators, remained unchanged;

•	a decrease in lease rates on our variable rate leases. As of December 31, 2002, approximately $418.2 million of our nearly $1.6 billion real estate portfolio, or 27%, was subject to variable rate leases. This compares to $314.2 million, of which $7.7 million is related to the three properties sold during 2002, of our $1.2 billion real estate portfolio, or 26%, that was subject to variable rate leases as of December 31, 2001. Under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The decrease in lease rates is due to a decrease in the underlying indices during the previous year. The vast majority of our variable rate lease agreements contain minimum lease rates, which have partially mitigated the decrease in lease rates, and none of these leases contains a maximum rate. In addition, the vast majority of our variable rate lease agreements contain fixed rate conversion features. We had a corresponding decrease in interest rates on our variable rate debt resulting in reduced interest expense, which is more fully described below.

     Interest and Other. Interest and other income for the year ended December 31, 2002 increased 68% to $803,000 from $479,000 for 2001. The increase was primarily due to an increase in interest earned on temporary investments and escrows and other fee income, partially offset by a gain on the sale of properties, totaling $218,000 included in interest and other income for the year ended December 31, 2001. Beginning in 2002, GAAP requires that the gains and losses from the dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This requires reclassification of certain amounts from “income from continuing operations” to “discontinued operations” which is more fully described below.

    Expenses

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2002 increased 23% to $26.3 million from $21.4 million for 2001 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

     General and Administrative. General and administrative expenses for the year ended December 31, 2002 increased 19% to $8.5 million, as compared to $7.1 million for 2001. Included in our 2002 expenses, is a write-off totaling $195,000 related to the remaining costs on our former office space. In October 2002, we took advantage of the soft office space market and locked up a long-term lease for more efficient space and relocated our office. In addition, we subleased our former space to a third party. In accordance with GAAP, the remaining costs related to a pre-existing lease should be charged to expense when the leased property has no substantive future use or benefit to the lessee, net of any rent received from subleasing to a third party. General and administrative expenses, excluding this write-off, increased 16% from 2001. Excluding the former office space write-off, the increase in operating expenses from the prior year is due primarily to:

•	an increase in payroll and related expenses primarily attributable to an increase in base compensation, the award of additional stock-based compensation to employees, an increase in bonuses awarded to employees for 2002 performance, as well as an increase in the number of employees;

•	an increase in office administration expenses as a result of an increase in staffing requirements and costs associated with the relocation of our office;

•	an increase in information technology costs for several projects initiated and completed during 2002 related to the expansion of our hardware infrastructure to improve security, reliability and capacity;

•	an increase in directors and officers insurance due to an increase in market rates;

•	the purchase of errors and omissions insurance which our servicing entity is required to maintain as a condition to servicing the debt securitization that closed on June 28, 2002;

•	an increase in state income taxes due to the growth of our real estate portfolio during 2001 and 2002. This increase was more than offset by a $125,000 credit recorded during the third quarter of 2002 relating to the reimbursement of business and occupancy taxes by certain of our tenants;

•	an increase in costs associated with our public reporting requirements due to an increase in the number of shareholders;

•	an increase in legal fees associated with our compliance with certain provisions of the Sarbanes-Oxley Act of 2002, proposed and final rules promulgated by the SEC thereunder and proposed Nasdaq corporate governance reforms; and

•	an increase in fees associated with servicing our growing portfolio.

     Modification of Debt. On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002, which we refer to as the Notes, as further described in “Liquidity and Capital Resources – Mortgage Debt and Revolving Credit Facilities” below. The transaction reflects approximately $152 million of new debt issued in classes under current market terms and a restructuring of a securitization completed in 1999 that had a remaining balance of approximately $173 million, which we refer to as the Modified Debt. The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. Because the terms of the Modified Debt were virtually identical to the original debt, it did not result in a “significant modification” of debt for GAAP purposes. Therefore, in accordance with GAAP, third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed during the second quarter of 2002. There were no such expenses incurred during the year ended December 31, 2001.

     Interest. Interest expense for the year ended December 31, 2002 increased 9% to $50.4 million from $46.1 million for 2001. Since December 31, 2001, our overall debt increased from approximately $701.2 million (consisting of approximately $320.4 million of fixed rate and approximately $380.8 million of variable rate debt) to approximately $1.0 billion (consisting of approximately $593.9 million of fixed rate and approximately $415.9 million of variable rate debt) as of December 31, 2002, which debt was primarily obtained to directly or indirectly finance the acquisition of properties during the year.

     Although our overall debt had increased since December 31, 2001, our interest expense did not increase proportionately due to the mix of variable rate debt to total debt and the reduction of interest rates during the year. The effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 7.36% for the year ended December 31, 2001 to 6.37% for the year ended December 31, 2002. The decreases were partially offset by:

•	the conversion of $58.3 million of variable rate debt to fixed rate debt during the first quarter of 2002 through the execution of interest rate swap arrangements with a third party. The interest rate swap arrangements were executed in conjunction with our conversion of the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate;

•	the conversion of $79.2 million of variable rate debt to fixed rate debt during the fourth quarter of 2002. We entered into an interest rate swap arrangement with a third party during the third quarter of 2001 to swap this variable rate debt to fixed rate. The swap became effective in November of 2002; and

•	the issuance of approximately $152 million of fixed rate debt on June 28, 2002, of which a portion was used to pay down borrowings on our short-term credit facilities, as noted in “Liquidity and Capital Resources – Mortgage Debt and Revolving Credit Facilities” below.

     Discontinued Operations

     Beginning in 2002, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of on or after January 1, 2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. During the third quarter of 2002, we sold three properties and received net proceeds of $7.5 million resulting in a combined gain of $291,000. The earnings generated from these properties have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest. Revenue from the sold properties (not including the gain on the sale of the properties) for the years ended December 31, 2002 and 2001 was $389,000 and $798,000, respectively. Total income from discontinued operations for the years ended December 31, 2002 and 2001 was $332,000 and $141,000, respectively.

     Extraordinary Item – Extinguishment of Debt

     During the third quarter of 2001, we amended $150.0 million of fixed rate debt due September 29, 2011 to convert the debt to variable rate debt. The debt was converted in conjunction with the conversion of leases relating to $185.3 million of property from fixed rate to variable rate as discussed above. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, we wrote off the remaining deferred loan fees relating to the debt and classified the write-off as an extraordinary item on our consolidated statements of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share, during the year ended December 31, 2001. We did not have any extraordinary items during the year ended December 31, 2002.

Comparison of 2001 to 2000

     Revenue

     Rental. Rental revenue for the year ended December 31, 2001 increased 16% to $117.0 million, as compared to $101.3 million for 2000. The increase was primarily attributable to the growth of our real estate portfolio, the timing of our property acquisitions and whether or not our leases have fixed minimum escalators, from which we generate our rental income. We owned 260 properties as of December 31, 2001, versus 244 properties as of December 31, 2000, although three of the properties owned as of December 31, 2001 and 2000 were sold during 2002 and reclassified from rental revenue to discontinued operations as discussed under “-Discontinued Operations” below.

     The increase in rental revenue was partially offset by a decrease in lease rates on our variable rate leases. As of December 31, 2001, $314.2 million, of which $7.7 million is related to the three properties sold during 2002, of our $1.2 billion real estate portfolio, or 26%, was subject to variable rate leases. This compares to $78.8 million of our $1.04 billion real estate portfolio, or 8%, that was subject to variable rate leases as of December 31, 2000. We had a corresponding decrease in interest rates on our variable rate debt resulting in reduced interest expense, which is more fully described below. Under our variable rate lease program, rental income attributable to the leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. Of the total variable rate leases, the majority of the lease agreements contain minimum lease rates and fixed rate conversion features, and none of such leases contains a maximum rate. Of the total amount of variable rate lease additions during 2001, approximately $185.3 million related to properties leased to Sonic that were converted from fixed rate to variable rate during the third quarter of 2001 and the remaining $50.1 million was from acquisitions completed during the year. We also converted the interest rate on the underlying debt that is secured primarily by such properties from fixed rate to variable rate as discussed below.

     Interest and Other. Interest and other income for the year ended December 31, 2001 decreased 54% to $479,000 from $1.1 million for 2000. The decrease was primarily due to a decrease in interest earned on temporary investments as well as a decrease in the gain on the sale of properties, which decreased 30% to $218,000 from $311,000 in 2000.

    Expenses

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2001 increased 22% to $21.4 million from $17.6 million for 2000 and consisted primarily of depreciation on buildings and improvements owned during those years. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

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

     Interest. Interest expense for the year ended December 31, 2001 increased 9% to $46.1 million from $42.2 million for 2000. The increase was due to an increase in debt outstanding during that time period (including mortgage debt and borrowings under our credit facilities), which was obtained primarily to fund acquisitions. As discussed above, the increase was partially offset by a decrease in interest rates on our variable rate debt. Our variable rate debt totaled $380.8 million as of December 31, 2001 (including $81.2 million of variable rate debt that will become fixed rate debt effective July 1, 2002 pursuant to an interest rate swap arrangement, which was subsequently extended to November 1, 2002). The effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 8.13% in 2000 to 7.36% in 2001. Debt outstanding as of December 31, 2001 was approximately $701.2 million (consisting of approximately $320.4 million of fixed rate and approximately $380.8 million of variable rate debt) compared to $585.7 million (consisting of approximately $481.9 million of fixed rate and approximately $103.8 million of variable rate debt) as of December 31, 2000.

     Discontinued Operations

     See “Results of Operations – Comparison of 2002 to 2001” for a description of the reporting of discontinued operations. Revenue from the properties sold during 2002 for the years ended December 31, 2001 and 2000 was $798,000 and $848,000, respectively. Income from discontinued operations for the years ended December 31, 2001 and 2000 was $141,000 and $118,000, respectively.

     Extraordinary Item – Extinguishment of Debt

     During the third quarter of 2001, we amended $150.0 million of fixed rate debt due September 29, 2011 to convert the debt to variable rate debt. The debt was converted in conjunction with our conversion from fixed rate to variable rate leases relating to approximately $185.3 million of property which Sonic leases, as discussed above. The new debt terms require monthly payments (including interest and principal), and provide for interest at the 30-day LIBOR rate plus 227 basis points versus a fixed rate of 8.03%. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, the significant modification should be treated as an extinguishment of debt. As a result, we wrote off the remaining deferred loan fees related to the fixed rate debt and classified the write-off as an extraordinary item on our consolidated statements of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share, during the year ended December 31, 2001. We did not have any extraordinary items during the year ended December 31, 2000.

Liquidity and Capital Resources

     Cash and cash equivalents were $7.4 million and $9.5 million at December 31, 2002 and December 31, 2001, respectively. The changes in cash and cash equivalents during the years ended December 31, 2002 and 2001 were attributable to operating, investing and financing activities, as described below.

Operating Activities
     Cash provided by operating activities for the years ended December 31, 2002 and 2001 was $82.7 million and $60.1 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities
     Cash used in investing activities for the years ended December 31, 2002 and 2001 was $327.2 million and $190.7 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvements and construction fundings, net of sales, during those years.

Financing Activities
     Cash provided by financing activities for the years ended December 31, 2002 and 2001 was $242.5 million and $133.8 million, respectively. Cash provided by financing activities for the year ended December 31, 2002 primarily reflects:

•	$297.5 million of proceeds received from borrowings on our revolving credit facilities;

•	$286.3 million of proceeds received from mortgage debt incurred during the year; and

•	$18.3 million of proceeds received from the issuance of common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $249.9 million;

•	distributions made to shareholders and minority partners during the year totaling $57.1 million;

•	payments of principal on outstanding mortgage debt totaling $25.2 million;

•	the increase of restricted cash totaling $13.3 million;

•	payments for debt issuance costs totaling $7.5 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively; and

•	the redemption of Units totaling $153,000.

Cash provided by financing activities for the year ended December 31, 2001 primarily reflects:

•	$192.3 million of proceeds received from borrowings on our revolving credit facilities;

•	$83.3 million of proceeds received from mortgage debt incurred during the year;

•	$61.3 million of proceeds received from our follow-on offering, net of costs, and

•	$13.4 million of proceeds received from the issuance of other common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $143.0 million;

•	distributions made to shareholders and minority partners during the year totaling $49.7 million;

•	payments of principal on outstanding mortgage debt totaling $17.1 million;

•	payments made to purchase outstanding warrants to purchase common shares totaling $4.7 million;

•	the redemption of Units totaling $1.0 million;

•	the increase of restricted cash totaling $535,000;

•	payments for debt issuance costs totaling $242,000; and

•	the repurchase of common shares pursuant to our common share repurchase program totaling $142,000.

Financing Strategy

     To minimize interest rate risk, we typically match the average term of our long-term debt with the average remaining term of our leases as well as the type of debt with the type of leases (fixed or variable rate) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of December 31, 2002, approximately 75% of our debt outstanding was substantially match-funded, non-recourse debt. As of December 31, 2002, our long-term debt had a weighted average remaining term of 10.7 years, and our leases had a weighted average remaining term of 11.7 years.

     We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of December 31, 2002, our debt to assets ratio was approximately 62.0% and our debt to total market capitalization was approximately 53.6%.

     In light of our current financial position, we believe that we will be able to obtain additional financing for our short-term and long-term liquidity requirements as discussed in “Liquidity Requirements” below. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Variable Rate Lease Program

     We may offer our current and prospective tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the CPI. As of December 31, 2002, approximately $418.2 million of our nearly $1.6 billion real estate portfolio, or 27%, was subject to variable rate leases. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI or other escalation provisions set forth in the lease.

     We believe the existing mix of variable rate leases and variable rate debt maintains our balance sheet flexibility, while continuing our policy of minimizing interest rate risk.

Mortgage Debt and Revolving Credit Facilities

     As of December 31, 2002, we had total debt outstanding of approximately $1.0 billion. Of this debt, approximately $898.7 million (consisting of $593.9 million of fixed rate and $304.8 million of variable rate debt) was mortgage debt secured by approximately 250 of our properties. In addition, we had $111.1 million outstanding on our revolving credit facilities.

     The following is a summary of our total debt outstanding as of December 31, 2002 and 2001 (dollars in thousands):

		Principal	Principal	2002
		Balance as of	Balance as of	Effective	Term/
	Original	December 31,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2002	2001	Rate*	Schedule

7.50% fixed rate debt due 4/20/03 (1)	$12,000	$10,771	$11,108	7.76%	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	34,572	35,886	7.97%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	94,413	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	26,220	—	7.66%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (5)	32,054	29,781	—	7.63%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (6)	82,600	79,158	—	7.50%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (7)	325,000	318,995	—	7.70%	(7)
7.635% fixed rate debt due 10/1/14 (7)	111,950	—	98,891	7.92%
8.05% fixed rate debt due 10/1/14 (7)	85,000	—	78,319	8.33%

Total Mortgage Fixed Rate Debt		$593,910	$320,336	7.81%

Short-term variable rate debt (8)	80,867	80,867	—	4.82%	(8)
Variable rate debt due 9/29/11 (9)	150,000	143,907	149,419	3.97%	12 yr/25 yr
Various variable rate debt (10)	83,550	80,049	28,400	4.91%	10 to 11 yr/25 yr
Variable rate debt swapped to fixed rate (4) (5)	60,554	—	58,278	4.00%
Variable rate debt swapped to fixed rate (6)	82,600	—	81,223	3.55%

Total Mortgage Variable Rate Debt		$304,823	$317,320	4.17%

TOTAL MORTGAGE DEBT		$898,733	$637,656	6.53%

$100 million revolving secured facility (11)		65,096	46,108	4.50%	(11)
$60 million revolving unsecured facility (12)		46,000	—	4.75%	(12)
$50 million revolving partially secured facility (13)		—	17,400	3.78%

TOTAL CREDIT FACILITIES		$111,096	$63,508	4.44%

TOTAL DEBT OUTSTANDING		$1,009,829	$701,164	6.37%

     •     Includes deferred loan fees amortized over the life of the loans.

(1)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $10.8 million. The note is secured by four of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $24.0 million. This loan was amended on January 17, 2003 to require interest only payments equal to the one-month LIBOR rate plus 200 basis points until its amended maturity date of April 20, 2003.

(2)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $62.6 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

(3)  The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by 48 of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $165.6 million.

(4)  The loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment of approximately $15.1 million. The loan is secured by 10 properties, which as of December 31, 2002 have an aggregate net book value of approximately $38.0 million. This loan bears interest equal to the 30-day LIBOR rate plus 215 basis points. During the first quarter of 2002, we entered into an interest rate swap arrangement with a third party on this loan to fix the interest rate to 7.565%.

(5)  The loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment of approximately $18.4 million. The loan is secured by three properties, which as of December 31, 2002 have an aggregate net book value of approximately $32.1 million. This loan bears interest equal to the 30-day LIBOR rate plus 215 basis points. During the first quarter of 2002, we entered into an interest rate swap arrangement with a third party on this loan to fix the interest rate to 7.5975%.

(6)  The loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. The loan is secured by nine of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $100.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. On November 1, 2002, pursuant to an arrangement with a third party, the variable rate was swapped to a 7.50% fixed rate.

(7)  On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002, which we refer to as the Notes. The transaction reflects approximately $152 million of new debt issued in classes under current market terms, which we refer to as the New Notes, and a restructuring of a securitization completed in 1999, that had a remaining balance of approximately $173 million, which we refer to as the Modified Debt. The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. The Notes are collateralized by 94 properties, subject to long-term, triple-net leases, which as of December 31, 2002, have an aggregate net book value of approximately $426.0 million. The New Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the New Notes) of approximately 7.0% and are fully-amortizing over 20 years. The Notes are fully-amortizing and have terms ranging from 12 to 20 years, with a weighted average term of 14.2 years. The Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the Notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the Notes on behalf of the noteholders. The Partnership has provided a guaranty limited to approximately $26.1 million of the Notes, contingent upon the occurrence of certain circumstances.

(8)  This short-term loan, which matures April 18, 2003, bears interest equal to the one-month LIBOR rate plus 300 basis points, and is convertible into a five-year term note at our discretion. The loan requires interest only payments until the “conversion date,” and quarterly interest and principal payments until maturity once converted. Upon conversion, the interest rate will be at a spread over either the lender’s commercial fixed rate or floating rate, at our option. This loan is secured by one property, which as of December 31, 2002 had a net book value of approximately $99.6 million.

(9)  This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $107.0 million. The loan is secured by 57 of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $205.4 million.

(10)  These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest payments and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $56.9 million. Excluding $18.4 million of the variable rate debt, the loans are secured by 14 properties, which as of December 31, 2002 have an aggregate net book value of approximately $75.0 million. The remaining $18.4 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote (3).

(11)  Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of December 31, 2002, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 basis points. The facility requires the repayment of principal within 150 days. Borrowings outstanding as of December 31, 2002 require repayment between May 9, 2003 and May 22, 2003. The facility has a one-year term, which terminates on March 21, 2004, and is renewable annually.

(12)  At the end of the first quarter of 2002, we closed on this $60 million unsecured revolving credit facility. The facility replaced the existing $50 million secured revolving credit facility at the end of the second quarter of 2002. The facility provides for a three-year term with interest equal to either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. Borrowings outstanding as of December 31, 2002 require repayment by April 1, 2003. As of December 31, 2002, the borrowings under the facility bear interest equal to the three-month LIBOR rate plus 200 basis points. These borrowings were subsequently converted to bear interest equal to the one-month LIBOR rate plus 200 basis points effective January 2, 2003.

(13)  The facility matured on March 3, 2002, and was extended until the end of the second quarter at which time it was replaced by the new unsecured revolving credit facility.

     The more significant debt covenants related to our mortgage debt and credit facilities limit the Company’s debt to assets ratio and require the Company to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2002, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

$325 Million Debt Securitization

     As noted in footnote (7) of the debt table herein, we modified approximately $173 million of debt during the second quarter of 2002. Because the terms of the Modified Debt were virtually identical to the original debt, the modification did not result in a significant modification of debt under GAAP. Therefore: (1) the unamortized issuance costs related to the original debt of $3.9 million, plus $2.3 million of costs related to the Modified Debt that was paid to the lender and capitalized, will be amortized over the remaining term of the Modified Debt using the effective interest method; and (2) third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. In addition, we incurred approximately $6.3 million in debt issuance costs associated with the issuance of the New Notes, which were capitalized and will be amortized over the term of the New Notes using the effective interest method.

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

     During the third quarter of 2001, we borrowed $82.6 million of long-term variable rate debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. On November 1, 2002, pursuant to an agreement with a third party, the variable rate swapped to a fixed rate.

     During the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on the debt secured primarily by such properties totaling approximately $58.3 million.

     Fixing the rate on $140.9 million of debt with interest rate swap arrangements, continues our strategy of minimizing interest rate risk by substantially match-funding our debt with leases in order to lock in our investment spread over the initial lease term. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or derivative instrument liability and is included in other assets or other liabilities and accumulated other comprehensive income (loss) within our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $15.0 million and zero as of December 31, 2002 and 2001, respectively, is included in other assets on our consolidated balance sheets. The unrealized gain (loss) as of December 31, 2002 and 2001 was as follows (in thousands):

	As of December 31,

	2002	2001

Derivative instrument asset (liability)	$(16,274)	$2,249

Extraordinary Item – Extinguishment of Debt

     As noted in footnote (9) of the debt table herein, the interest rate on $150 million of debt was converted from fixed rate to variable rate during the third quarter of 2001. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, the significant modification should be treated as an extinguishment of debt. As a result, we wrote off the remaining deferred loan fees relating to the fixed rate debt and classified the write-off as an extraordinary item on the consolidated statements of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share, during the year ended December 31, 2001.

Liquidity Requirements
     Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, regular debt service requirements (including debt service relating to additional and replacement debt), distributions to shareholders and holders of Units, who we refer to as Unitholders, and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing revolving credit facilities.

     Our short-term liquidity requirements also include the repayment of short-term debt totaling approximately $202.8 million, which includes: (1) a $10.8 million balloon payment of our fixed rate mortgage debt due April 20, 2003; (2) an $80.9 million repayment of our outstanding short-term variable rate mortgage debt due April 18, 2003, if this debt is not converted, at our option, into a five-year term note; (3) a $46.0 million repayment of borrowings outstanding on our short-term unsecured credit facility due April 1, 2003; and (4) a $65.1 million repayment of borrowings outstanding on our short-term secured credit facility due between May 9, 2003 and May 22, 2003 (all discussed in “Mortgage Debt and Revolving Credit Facilities” above). We anticipate repayment of our short-term debt with the net proceeds received from a debt securitization, which is expected to close at the end of the first quarter of 2003. If we do not complete a debt securitization, we will be required to either use alternative financing sources for repayment or request extensions to the maturity dates of the mortgage debt and credit facilities described above. The availability and terms of any such financing will depend upon market and other conditions.

     We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with the debt securitization as discussed above, amounts available under our existing long-term debt commitments, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

     As of December 31, 2002, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

     Aggregate annual principal maturities of mortgage debt (which includes principal amortization and excludes the short-term variable rate mortgage debt totaling approximately $80.9 million which matures April 18, 2003 that is convertible, at our option, into a five-year term note) as of December 31, 2002 are as follows (in thousands):

For the Year Ended December 31,
2003	$38,023
2004	27,993
2005	29,692
2006	31,424
2007	33,285
Thereafter	657,449

Total	$817,866

     During the second quarter of 2001, we received a commitment for $150.0 million of secured long-term variable rate financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month LIBOR rate. As of December 31, 2002, we had $67.4 million available under this commitment.

Common Share Repurchase Program
     During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2002, there were no repurchases of common shares. During 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. During 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. From the inception of the common share repurchase program through December 31, 2002, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

Dividend Reinvestment and Share Purchase Plan
     During April 2000, the Company implemented a Dividend Reinvestment and Share Purchase Plan, which was subsequently amended in March 2001, which we refer to as the DRIP. Under the DRIP, current shareholders and Unitholders are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

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

     Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 23,000, 508,000 and 458,000 common shares under the DRIP and received approximately $526,000, $7.4 million and $5.9 million in proceeds for the years ended December 31, 2002, 2001 and 2000, respectively.

Purchase of Warrants Outstanding to Purchase Common Shares
     During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remaining $6.1 million was paid in 2002, and was funded with debt and cash on hand. During the first quarter of 2002, we completed the purchase of outstanding warrants to purchase 50,000 common shares for $5.85 per warrant, which was funded with cash on hand. The purchase price for all the warrants was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants would have expired in February 2003. The purchase of the warrants was considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. In addition, a total of 25,000 and 279,446 warrants to purchase common shares were exercised at $15.00 per share during 2002 and 2001, respectively. As of December 31, 2002, we had warrants outstanding to acquire a total of 30,000 common shares at an exercise price of $15.00 per share with expiration dates ending no later than February 2003.

Funds from Operations
     The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations, commonly referred to as FFO, as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the revised definition adopted in April 2002 by NAREIT, is income (loss) from continuing operations before minority interest and extraordinary item (computed in accordance with GAAP) plus income from discontinued operations (including minority interest) and excluding gains (or losses) from the sales of property reported as income (loss) from continuing operations plus depreciation and amortization of assets unique to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. Adjusted FFO, which we refer to as AFFO, is FFO less straight-lined rents.

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

     The following chart reconciles FFO and AFFO for each of the five years in the period ended December 31, 2002 to their most directly comparable GAAP measure, income from continuing operations before minority interest and extraordinary item:

	2002	2001	2000	1999	1998

(in thousands, except share data)
Income from continuing operations before minority interest and extraordinary item	$56,939	$42,884	$35,974	$29,204	$20,886
Real estate depreciation and amortization	26,344	21,477	17,626	15,246	6,161
Income from discontinued operations, net of minority interest	110	141	118	—	—
Minority interest related to income from discontinued operations	34	49	48	—	—
Gain on sale of assets	—	(218)	(311)	(245)	—

FFO	83,427	64,333	53,455	44,205	27,047
Less: straight-lined rents	(5,084)	(3,427)	(2,359)	(962)	—

AFFO	$78,343	$60,906	$51,096	$43,243	$27,047

Weighted average number of common shares and units used to compute basic FFO and AFFO per share	35,980	31,708	29,274	28,774	26,048

Weighted average number of common shares and units used to compute fully diluted FFO and AFFO per share	37,096	32,726	29,476	28,796	26,228

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our policy of substantially match-funding at least 70% of our long-term debt with long-term leases reduces our exposure to interest rate fluctuations. As of December 31, 2002, approximately 75% of our debt outstanding was substantially match-funded, non-recourse debt. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

     During the year ended December 31, 2002, our fixed rate debt increased from $320.4 million as of December 31, 2001 to $593.9 million as of December 31, 2002. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at December 31, 2002 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $37.0 million.

     During the year ended December 31, 2002, our variable rate debt increased from $380.8 million as of December 31, 2001 (including the $81.2 million of variable rate that became fixed rate debt effective November 1, 2002 under an interest rate swap arrangement) to $415.9 million as of December 31, 2002. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program increased from $314.2 million as of December 31, 2001 to $418.2 million as of December 31, 2002.

     Interest rate fluctuations may affect our annual interest expense on our variable rate debt. If interest rates on our variable rate debt instruments outstanding at December 31, 2002 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $4.2 million, based on balances at December 31, 2002. The impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases. Interest rate fluctuations may affect our annual rental revenue on our variable rate leases, because the lease rates on the base rents on our variable rate leases are based on a spread over an applicable index, typically LIBOR. As of December 31, 2002, under the vast majority of our variable rate lease agreements, the minimum lease rates, the majority ranging from 8.0% to 9.4%, were in effect. These minimum lease rates are designed to ensure minimum rental revenues if interest rates decline. If the underlying index on our variable rate lease agreements outstanding at December 31, 2002 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $540,000 or decreased by approximately $400,000, respectively. Assuming the underlying index increased or decreased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase our rental revenues by approximately $3.6 to $4.2 million or decrease our rental revenue by approximately $3.2 to $4.2 million.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders of Capital Automotive REIT

We have audited the accompanying consolidated balance sheets of Capital Automotive REIT and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Automotive REIT and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 of the Notes to the consolidated financial statements, in 2002 the Company adopted the provisions of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Also, as discussed in Note 9 of the Notes to the consolidated financial statements, in 2001 the Company adopted Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ ERNST & YOUNG LLP

McLean, Virginia
January 24, 2003

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,

	2002	2001

ASSETS
Real estate:
Land	$632,868	$508,556
Buildings and improvements	941,285	721,138
Accumulated depreciation	(85,523)	(59,789)

	1,488,630	1,169,905
Cash and cash equivalents	7,442	9,490
Other assets, net	46,398	20,305

TOTAL ASSETS	$1,542,470	$1,199,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage debt	$898,733	$637,656
Borrowings under credit facilities	111,096	63,508
Accounts payable and accrued expenses	29,022	14,661
Security deposits payable	6,948	6,969

TOTAL LIABILITIES	1,045,799	722,794

Minority interest	116,048	110,885

SHAREHOLDERS’ EQUITY:
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 28,321,396 shares issued and outstanding as of December 31, 2002 and 26,653,427 shares issued and outstanding as of December 31, 2001	283	267
Additional paid-in capital	413,688	380,429
Deferred compensation	(1,550)	(1,509)
Accumulated other comprehensive income (loss)	(16,274)	2,249
Distributions in excess of accumulated earnings	(15,524)	(15,415)

TOTAL SHAREHOLDERS’ EQUITY	380,623	366,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,542,470	$1,199,700

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,

	2002	2001	2000

Revenue:
Rental	$141,632	$117,002	$101,253
Interest and other	803	479	1,050

Total revenue	142,435	117,481	102,303

Expenses:
Depreciation and amortization	26,329	21,392	17,565
General and administrative	8,475	7,114	6,592
Modification of debt	265	—	—
Interest	50,427	46,091	42,172

Total expenses	85,496	74,597	66,329

Income from continuing operations before minority interest and extraordinary item	56,939	42,884	35,974
Minority interest	(13,442)	(11,122)	(10,280)

Income from continuing operations before extraordinary item	43,497	31,762	25,694

Income from discontinued operations	110	141	118
Gain on sale of real estate	222	—	—

Total discontinued operations	332	141	118

Income before extraordinary item	43,829	31,903	25,812
Extraordinary item – extinguishment of debt	—	(526)	—

Net income	$43,829	$31,377	$25,812

Shares of common stock outstanding used to compute basic earnings per share	27,473	23,432	20,911

Basic earnings per share:
Income from continuing operations before extraordinary item	$1.58	$1.36	$1.23
Income before extraordinary item	$1.60	$1.36	$1.23
Net income	$1.60	$1.34	$1.23

Shares of common stock outstanding used to compute diluted earnings per share	28,589	24,450	21,113

Diluted earnings per share:
Income from continuing operations before extraordinary item	$1.54	$1.31	$1.22
Income before extraordinary item	$1.55	$1.32	$1.22
Net income	$1.55	$1.30	$1.22

Dividends declared per share	$1.5825	$1.161	$1.50

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER
COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

	Common Shares			Distributions		Accumulated

			Additional	in Excess of		Other		Other
			Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income

BALANCE AT DECEMBER 31, 1999	21,639,533	$216	$311,858	$(12,159)	$(316)	$—	$299,599	$21,731
Adjustment to reflect minority interest ownership in Partnership	—	—	(688)	—	—	—	(688)	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	457,835	5	5,870	—	—	—	5,875	—
Issuance of restricted shares, net of forfeitures	116,902	1	1,527	—	(1,528)	—	—	—
Amortization of deferred compensation	—	—	—	—	558	—	558	—
Exercise of common stock options	19,990	—	280	—	—	—	280	—
Registration fees	—	—	(27)	—	—	—	(27)	—
Accrued compensation	—	—	34	—	—	—	34	—
Repurchase of common shares	(900,000)	(9)	(9,854)	—	—	—	(9,863)	—
Dividends declared	—	—	—	(31,547)	—	—	(31,547)	—
Net income	—	—	—	25,812	—	—	25,812	25,812

BALANCE AT DECEMBER 31, 2000	21,334,260	$213	$309,000	$(17,894)	$(1,286)	$—	$290,033	$25,812

Adjustment to reflect minority interest ownership in Partnership	—	—	381	—	—	—	381	—
Proceeds from follow-on offering, net of costs	3,852,500	39	61,221	—	—	—	61,260	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	508,237	5	7,327	—	—	—	7,332	—
Issuance of restricted shares, net of forfeitures	76,219	1	1,111	—	(1,112)	—	—	—
Amortization of deferred compensation	—	—	—	—	889	—	889	—
Exercise of common stock options and warrants	417,942	4	6,105	—	—	—	6,109	—
Redemption of units of limited partnership interest in the Partnership to common shares	474,269	5	6,104	—	—	—	6,109	—
Purchase of outstanding warrants to purchase common shares	—	—	(10,754)	—	—	—	(10,754)	—
Accrued compensation	—	—	76	—	—	—	76	—
Repurchase of common shares	(10,000)	—	(142)	—	—	—	(142)	—
Change in valuation of interest rate swap	—	—	—	—	—	2,249	2,249	2,249
Dividends declared	—	—	—	(28,898)	—	—	(28,898)	—
Net income	—	—	—	31,377	—	—	31,377	31,377

BALANCE AT DECEMBER 31, 2001	26,653,427	$267	$380,429	$(15,415)	$(1,509)	$2,249	$366,021	$33,626

Adjustment to reflect minority interest ownership in Partnership	—	—	9,319	—	—	—	9,319	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	22,717	—	519	—	—	—	519	—
Issuance of restricted shares, net of forfeitures	53,045	—	1,070	—	(1,070)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,029	—	1,029	—
Exercise of common stock options and warrants	1,283,075	13	17,903	—	—	—	17,916	—

	Common Shares			Distributions		Accumulated

			Additional	in Excess of		Other		Other
			Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income

Redemption of units of limited partnership interest in the Partnership to common shares	309,132	3	4,606	—	—	—	4,609	—
Purchase of outstanding warrants to purchase common shares	—	—	(293)	—	—	—	(293)	—
Accrued compensation	—	—	135	—	—	—	135	—
Change in valuation of interest rate swap	—	—	—	—	—	(18,523)	(18,523)	(18,523)
Dividends declared	—	—	—	(43,938)	—	—	(43,938)	—
Net income	—	—	—	43,829	—	—	43,829	43,829

BALANCE AT DECEMBER 31, 2002	28,321,396	$283	$413,688	$(15,524)	$(1,550)	$(16,274)	$380,623	$25,306

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,829	$31,377	$25,812
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item	—	526	—
Gain on disposition of real estate net of minority interest	(222)	(218)	(311)
Depreciation and amortization	28,027	22,824	18,844
Income from continuing operations applicable to minority interest	13,442	11,122	10,280
Income from discontinued operations applicable to minority interest	34	49	48
Increase in other assets	(7,702)	(3,332)	(1,425)
Increase (decrease) in accounts payable and accrued expenses	4,100	(4,336)	1,101
Stock compensation expense	1,164	965	592
Increase (decrease) in security deposits payable	(21)	1,114	1,087

Net cash provided by operating activities	82,651	60,091	56,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals	(90)	(47)	(33)
Real estate acquisitions	(334,655)	(199,286)	(103,885)
Real estate dispositions	7,524	8,675	5,244

Net cash used in investing activities	(327,221)	(190,658)	(98,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facilities	297,514	192,338	60,400
Proceeds from mortgage debt	286,252	83,261	80,101
Repayment of borrowings under credit facilities	(249,926)	(143,030)	(46,200)
Mortgage principal payments	(25,175)	(17,124)	(10,093)
Payments for debt issuance costs	(7,548)	(242)	(897)
Decrease (increase) in restricted cash	(13,331)	(535)	879
Payment of cash dividend	(43,755)	(36,854)	(31,065)
Distributions to minority partners	(13,303)	(12,807)	(12,309)
Repurchase of common shares	—	(142)	(9,863)
Payment for the purchase of outstanding warrants to purchase common shares	(6,328)	(4,719)	—
Redemption of units of limited partnership interest in the Partnership	(153)	(1,006)	—
Proceeds from follow-on offering, net of costs	—	61,260	—
Proceeds from issuance of other common shares, net of costs	18,275	13,359	6,105

Net cash provided by financing activities	242,522	133,759	37,058

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,048)	3,192	(5,588)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,490	6,298	11,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,442	$9,490	$6,298

SUPPLEMENTAL DATA:
Real estate acquisitions in exchange for equity issuance	$19,000	$1,212	$1,897
Fourth quarter distribution	$—	$—	$11,411 (1)
Interest paid during the period	$46,606	$51,179	$40,778

(1)	Declared in fourth quarter 2000, paid in January 2001.

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2002, owned approximately 76.6% of the units of limited partnership interest in the Partnership, which we refer to as Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the term dealer group, tenant, lessee or operators of dealerships to refer to the related persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments to our existing tenants in certain circumstances.

     As of December 31, 2002, we had invested nearly $1.6 billion in 292 properties located in 28 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), comprising approximately 2,076 acres of land and containing approximately 11.9 million square feet of buildings and improvements. Our tenants operate 412 motor vehicle franchises on our properties, representing approximately 45 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2002 of 15.7 years), with our entire portfolio having a weighted average initial lease term of approximately 14.3 years. As of December 31, 2002, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, and include the accounts of the Company, its wholly-owned subsidiaries, and other entities where the Company has a majority ownership, all of which it controls. The equity interests of other investors are reflected as minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Real Estate and Depreciation

     Real estate assets are recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 40 years for the buildings and improvements. Total real estate depreciation expense was approximately $26.2 million, $21.4 million and $17.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less than the carrying amount, then an impairment loss would be recognized equal to the amount of the difference between the fair value of the property and its carrying amount. The Company has not recognized an impairment loss in 2002, 2001 or 2000 on any of its real estate.

Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $76,000, $64,000 and $99,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

     Restricted cash consists primarily of cash reserved to fund debt service payments and funds invested in cash collateral accounts. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the swap valuations at any point in time, to protect lenders in case of an early termination by us. The cash collateral accounts are controlled by the lenders. Restricted cash is included in other assets and totaled approximately $16.1 million and $2.8 million as of December 31, 2002 and 2001, respectively.

Deferred Loan Costs

     Certain costs incurred in connection with obtaining our credit facilities and issuance of mortgage debt are capitalized and generally amortized over the terms of the respective credit facilities or mortgage debt using the effective interest method or on a straight-line basis which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and total approximately $13.4 million and $7.2 million as of December 31, 2002 and 2001, respectively. Total loan cost amortization expense was approximately $1.6 million, $1.3 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Capitalized Leasing Costs

     Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities. These activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and total approximately $1.2 million and $1.0 million as of December 31, 2002 and 2001, respectively. Total leasing cost amortization expense was approximately $147,000, $114,000 and $92,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

     We believe we are qualified and will continue to qualify as a real estate investment trust, commonly referred to as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended, commonly referred to as the Code. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders and comply with certain other requirements. We generally will not be subject to federal income tax on taxable income that we distribute to our shareholders. We distributed over 100% of our taxable income for each of the years in the three years ended December 31, 2002 and accordingly, no provision has been made for income taxes.

     Earnings and profits, which will determine the taxability of our distributions to shareholders, and taxable income will differ from that reported for financial reporting purposes. The following reconciles net income available to common shareholders to taxable income for the years ended December 31, 2002 and 2001 (in thousands):

	2002 Estimate	2001 Actual
Net income available to common shareholders	$43,829	$31,377
Straight-line revenue timing difference	(3,883)	(2,538)
Depreciation timing differences on real estate	(1,112)	(944)
Tax stock option compensation expense in excess of GAAP	(8,267)	(460)
Other adjustments	2,711	2,593

Taxable income	$33,278	$30,028

Rental Revenue Recognition

     We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of December 31, 2002, approximately $418.2 million of our nearly $1.6 billion real estate portfolio, or 27%, was subject to variable rate leases. This compares to $314.2 million of our $1.2 billion real estate portfolio, or 26%, that was subject to variable rate leases as of December 31, 2001. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. Certain of our leases also provide for fixed minimum and/or maximum periodic adjustments during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $11.8 million and $6.7 million as of December 31, 2002 and 2001, respectively. Straight-lined rental revenue was approximately $5.1 million, $3.4 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

     To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt. These swaps were documented as cash flow hedges and designated as highly effective at inception of the swap agreements, therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets.

Share-Based Compensation

     At December 31, 2002, the Company has a share-based compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based compensation expense is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board, commonly referred to as FASB, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure,” to share-based compensation (in thousands, except per share data).

For the Years Ended December 31,	2002	2001	2000

Net income, as reported	$43,829	$31,377	$25,812
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(463)	(1,032)	(992)

Pro forma net income	$43,366	$30,345	$24,820
Basic earnings per share:
As reported	$1.60	$1.34	$1.23
Pro forma	$1.58	$1.30	$1.19
Diluted earnings per share:
As reported	$1.55	$1.30	$1.22
Pro forma	$1.53	$1.25	$1.18

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

Fair Value of Financial Instruments

     Management compares the carrying value and the estimated fair value of our financial instruments. Due to the highly liquid and short-term nature of our investments, the carrying value approximates the fair value. The estimated fair values of our debt subject to fair value disclosure were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity were involved in developing these estimates and, therefore, are not necessarily indicative of the actual

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts that we could realize upon disposition. As of December 31, 2002, our fixed rate debt with an aggregate carrying value of $593.9 million had an estimated fair value of $606.3 million. As of December 31, 2001, our fixed rate debt with an aggregate carrying value of $320.3 million had an estimated fair value that approximated its carrying value. The estimated fair value of our fixed rate debt was based on interest rates currently available to us for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of our variable rate debt (including amounts outstanding on our revolving credit facilities) was estimated to be approximately equal to its carrying value of $415.9 million and $380.8 million as of December 31, 2002 and 2001, respectively.

Reclassifications

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. This Statement is effective for fiscal years beginning after December 15, 2002. The disclosure requirements are effective immediately. We believe that SFAS No. 148 will not have a significant impact on our financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, commonly referred to as FIN 46, “Consolidation of Variable Interest Entities.” Under FIN 46, companies will be required to determine if they are the primary beneficiary of a variable interest entity, commonly referred to as a VIE. If they are the primary beneficiary, the VIE must be consolidated. All companies with variable interests in VIEs created after January 31, 2003 must apply the provisions of FIN 46 immediately. Public companies with a variable interest in a VIE created before February 1, 2003 shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that a company will consolidate or disclose information about a VIE when FIN 46 becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003. We believe that FIN 46 will not have a significant impact on our financial condition or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, commonly referred to as FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires companies to initially record at fair value guarantees meeting the characteristics described in FIN 45, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as defined by SFAS No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to provide new disclosures for guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We have implemented the disclosure requirements of FIN 45. The impact of recording the fair value guarantees will depend on the types and terms of guarantees issued by us after January 1, 2003.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other provisions, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred which can differ from the commitment date of the plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe that SFAS No. 146 will not have a significant impact on our financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other items, SFAS No. 145 rescinds FASB Statement No. 4, “Reporting of Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the full impact of the adoption of SFAS No. 145, however, the effects of this pronouncement may result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, some extraordinary items related to debt transactions recorded in prior periods will need to be reclassified to income from continuing operations.

4.  ACQUISITIONS OF PROPERTIES

     During the year ended December 31, 2002, we completed approximately $352.1 million of acquisitions, which included 35 dealership properties and several facility improvements and construction fundings. These acquisitions added approximately 2.2 million square feet of buildings and improvements on approximately 292 acres of land and are located in 14 states (Arizona, California, Colorado, Florida, Indiana, Michigan, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia). These properties have initial lease terms generally ranging from 12 to 20.5 years, with a weighted average initial lease term of 15.7 years. The leases, in general, have renewal options exercisable at the option of the tenant ranging from a total of 10 to 40 years. We funded the 2002 acquisitions with the following: (i) the issuance of approximately 870,000 Units (valued at approximately $19 million at the time of acquisition); (ii) the issuance of long-term variable rate debt; (iii) funds drawn down on our short-term credit facilities; (iv) the net proceeds received from the $325 million debt securitization completed at the end of the second quarter as discussed in Note 9 below; and (v) cash on hand.

5.  DISCONTINUED OPERATIONS

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). SFAS No. 144 requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. We adopted SFAS No. 144 on January 1, 2002.

     During the third quarter of 2002, we sold three properties and received net proceeds of $7.5 million resulting in a combined gain of approximately $291,000. The properties had a carrying value on the date of sale of approximately $7.2 million. The gain on the disposition of these properties and the earnings generated from these

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest. Revenue from the sold properties for the years ended December 31, 2002, 2001 and 2000 was $389,000, $798,000, and $849,000, respectively. Total income from discontinued operations for the years ended December 31, 2002, 2001 and 2000 was $332,000, $141,000 and $118,000, respectively.

6.  RELATED PARTY TRANSACTIONS

     As of December 31, 2002, we owned 25 properties that were leased to entities related to three members of our Board of Trustees and/or members of their families. In conjunction with the purchases of 24 of these properties, we entered into long-term, triple-net lease agreements with two 10-year renewal periods exercisable at the option of the tenant. During 2002, an entity related to one member of our Board of Trustees assumed the lease on a property that we leased to an unrelated tenant. This long-term, triple-net lease agreement contains two five-year renewal options exercisable at the option of the tenant. Rental revenues from properties leased to related parties for the years ended December 31, 2002, 2001 and 2000 totaled $12.3 million, $12.2 million and $12.3 million, respectively. The leases in the aggregate provide for annualized rental payments as of December 31, 2002 of approximately $12.6 million.

     During 2001, two members of our Board of Trustees (including their affiliates) accepted our offer to purchase for $3.90 per share their warrants to purchase approximately 1.4 million of our common shares for an aggregate purchase price of approximately $5.5 million. The purchase was made pursuant to our purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The purchase price was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price for the common shares underlying the warrants was $15.00 and the warrants were to expire in February 2003. The $5.5 million was paid during January of 2002.

7.  OPERATING LEASES

     Substantially all of our properties are leased under long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The leases have initial terms that range generally from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2002 of 15.7 years) and generally include multiple options to renew upon generally the same terms and conditions, exercisable at the option of the tenants. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the CPI. Certain of our leases also provide for fixed minimum and/or maximum periodic adjustments during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Some of our leases offer tenant purchase options, generally at the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of CPI at the time the option is exercised, or the fair market value of the property at the time of sale.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Future minimum rental payments as of December 31, 2002 to be received from our tenants are as follows (in thousands):

For the Year Ended December 31,
2003	$156,139
2004	157,205
2005	158,329
2006	159,461
2007	159,385
Thereafter	1,050,203

Total	$1,840,722

     In October 2002, we relocated our office and subleased our former space to a third party. In accordance with GAAP, the remaining costs related to a pre-existing lease should be charged to expense when the leased property has no substantive future use or benefit to the lessee, net of any rent received from subleasing to a third party. The write-off totaled $195,000 and was charged to general and administrative expenses and recorded as a liability in the fourth quarter of 2002. As of December 31, 2002, there was one year and two months remaining on our six-year lease agreement for our former office space. The office lease is accounted for as an operating lease. In addition, we hold a letter of credit of approximately $52,000 as a security deposit from our subtenant that expires March 31, 2004.

     Also in October 2002, we assumed the lease of a third party for our new office space. In conjunction with our assumption of this lease, the former tenant agreed to subsidize our lease payments over the remaining lease term by reimbursing us $798,000. Of the $798,000 reimbursement, $400,000 was paid to us when the lease agreement was executed, and the remaining $398,000 was provided in the form of two letters of credit which will be converted to cash at future dates during the lease term. In accordance with GAAP, the total reimbursement from the former tenant will be recorded as an offset to rent expense over the remaining lease term. As of December 31, 2002, there were seven years and 10 months remaining on the 10-year lease agreement for our current office space. The office lease is accounted for as an operating lease. As collateral, we issued a letter of credit totaling approximately $290,000 to our landlord which expires October 31, 2003 and is renewable annually.

     Future minimum lease payments for our two office leases (excluding the effect of the reimbursement from the former tenant described above) as of December 31, 2002 are as follows:

For the Year Ended December 31,
2003	$607,412	(a)
2004	430,611	(a)
2005	401,046
2006	395,685
2007	407,555
Thereafter	1,221,435

Total	$3,463,744

(a)	Included in the 2003 and 2004 minimum lease payments are approximately $226,000 and approximately $38,000, respectively, relating to payments for our former office space. The total payments less amounts to be received from our subtenant were included in the write-off that was charged to general and administrative expenses and recorded as a liability during the fourth quarter of 2002 as noted above.

     Future minimum payments to be received from our subtenant for our former office space as of December 31, 2002 are as follows:

For the Year Ended December 31,
2003	$103,843
2004	17,880

Total	$121,723

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  EARNINGS PER SHARE

     Basic earnings per share is computed as net income divided by the weighted average common shares, excluding restricted shares, outstanding for the period. Diluted earnings per share is computed as income, adjusted to reflect the change in the income allocated to minority interest calculated as if the dilutive securities were outstanding, divided by the weighted average common shares outstanding for the period plus the effect of dilutive securities outstanding for the period, based on the treasury stock method. Dilutive securities include options, warrants, phantom shares and restricted shares. A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Income from continuing operations before extraordinary item	$43,497	$31,762	$25,694

Adjustments (1)	402	306	—

Income from continuing operations before extraordinary item used to calculate diluted earnings per share	$43,899	$32,068	$25,694

Basic earnings per share	$1.58	$1.36	$1.23
Diluted earnings per share	$1.54	$1.31	$1.22

Income before extraordinary item	$43,829	$31,903	$25,812
Adjustments (1)	405	306	—

Income before extraordinary item used to calculate diluted earnings per share	$44,234	$32,209	$25,812

Basic earnings per share	$1.60	$1.36	$1.23
Diluted earnings per share	$1.55	$1.32	$1.22

Net income	$43,829	$31,377	$25,812
Adjustments (1)	405	306	—

Net income used to calculate diluted earnings per share	$44,234	$31,683	$25,812

Basic earnings per share	$1.60	$1.34	$1.23
Diluted earnings per share	$1.55	$1.30	$1.22

Weighted average shares:
Shares of common stock outstanding used to compute basic earnings per share	27,473	23,432	20,911
Adjustments (1)	1,116	1,018	202

Shares of common stock outstanding used to compute diluted earnings per share	28,589	24,450	21,113

(1)	The adjustment to income reflects the change in the income allocated to minority interest calculated as if the dilutive securities were outstanding. The adjustment to weighted average shares reflects the effect of dilutive securities outstanding for the period, using the treasury stock method.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

     As of December 31, 2002, we had total debt outstanding of approximately $1.0 billion. Of this debt, approximately $898.7 million (consisting of $593.9 million of fixed rate and $304.8 million of variable rate debt) was mortgage debt secured by approximately 250 of our properties. In addition, we had $111.1 million outstanding on our revolving credit facilities.

     The following is a summary of our total debt outstanding as of December 31, 2002 and 2001 (dollars in thousands):

		Principal	Principal	2002
		Balance as of	Balance as of	Effective	Term/
	Original	December 31,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2002	2001	Rate*	Schedule

7.50% fixed rate debt due 4/20/03 (1)	$12,000	$10,771	$11,108	7.76%	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	34,572	35,886	7.97%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	94,413	96,132	7.71%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	26,220	—	7.66%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (5)	32,054	29,781	—	7.63%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (6)	82,600	79,158	—	7.50%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (7)	325,000	318,995	—	7.70%	(7)
7.635% fixed rate debt due 10/1/14 (7)	111,950	—	98,891	7.92%
8.05% fixed rate debt due 10/1/14 (7)	85,000	—	78,319	8.33%

Total Mortgage Fixed Rate Debt		$593,910	$320,336	7.81%

Short-term variable rate debt (8)	80,867	80,867	—	4.82%	(8)
Variable rate debt due 9/29/11 (9)	150,000	143,907	149,419	3.97%	12 yr/25 yr
Various variable rate debt (10)	83,550	80,049	28,400	4.91%	10 to 11 yr/25 yr
Variable rate debt swapped to fixed rate (4) (5)	60,554	—	58,278	4.00%
Variable rate debt swapped to fixed rate (6)	82,600	—	81,223	3.55%

Total Mortgage Variable Rate Debt		$304,823	$317,320	4.17%

TOTAL MORTGAGE DEBT		$898,733	$637,656	6.53%

$100 million revolving secured facility (11)		65,096	46,108	4.50%	(11)
$60 million revolving unsecured facility (12)		46,000	—	4.75%	(12)
$50 million revolving partially secured facility (13)		—	17,400	3.78%

TOTAL CREDIT FACILITIES		$111,096	$63,508	4.44%

TOTAL DEBT OUTSTANDING		$1,009,829	$701,164	6.37%

*	Includes deferred loan fees amortized over the life of the loans.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $10.8 million. The note is secured by four of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $24.0 million. This loan was amended on January 17, 2003 to require interest only payments equal to the one-month LIBOR rate plus 200 basis points until its amended maturity date of April 20, 2003.

(2)  The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $62.6 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

(3)  The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $73.3 million. The loan is secured by 48 of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $165.6 million.

(4)  The loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment of approximately $15.1 million. The loan is secured by 10 properties, which as of December 31, 2002 have an aggregate net book value of approximately $38.0 million. This loan bears interest equal to the 30-day LIBOR rate plus 215 basis points. During the first quarter of 2002, we entered into an interest rate swap arrangement with a third party on this loan to fix the interest rate to 7.565%.

(5)  The loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment of approximately $18.4 million. The loan is secured by three properties, which as of December 31, 2002 have an aggregate net book value of approximately $32.1 million. This loan bears interest equal to the 30-day LIBOR rate plus 215 basis points. During the first quarter of 2002, we entered into an interest rate swap arrangement with a third party on this loan to fix the interest rate to 7.5975%.

(6)  The loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. The loan is secured by nine of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $100.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. On November 1, 2002, pursuant to an arrangement with a third party, the variable rate was swapped to a 7.50% fixed rate.

(7)  On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002, which we refer to as the Notes. The transaction reflects approximately $152 million of new debt issued in classes under current market terms, which we refer to as the New Notes, and a restructuring of a securitization completed in 1999, that had a remaining balance of approximately $173 million, which we refer to as the Modified Debt. The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. The Notes are collateralized by 94 properties, subject to long-term, triple-net leases, which as of December 31, 2002, have an aggregate net book value of approximately $426.0 million. The New Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the New Notes) of approximately 7.0% and are fully-amortizing over 20 years. The Notes are fully-amortizing and have terms ranging from 12 to 20 years, with a weighted average term of 14.2 years. The Notes have a weighted average effective interest rate (including deferred fees amortized over the life of the Notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the Notes on behalf of the noteholders. The Partnership has provided a guaranty limited to approximately $26.1 million of the Notes, contingent upon the occurrence of certain circumstances.

(8)  This short-term loan, which matures April 18, 2003, bears interest equal to the one-month LIBOR rate plus 300 basis points, and is convertible into a five-year term note at our discretion. The loan requires interest only payments until the “conversion date,” and quarterly interest and principal payments until maturity once converted. Upon conversion, the interest rate will be at a spread over either the lender’s commercial fixed rate or floating rate, at our

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option. This loan is secured by one property, which as of December 31, 2002 had a net book value of approximately $99.6 million.

(9)  This loan was converted from fixed rate to variable rate during the third quarter of 2001. Following the conversion, the loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $107.0 million. The loan is secured by 57 of our properties, which as of December 31, 2002 have an aggregate net book value of approximately $205.4 million.

(10)  These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1-P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest payments and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $56.9 million. Excluding $18.4 million of the variable rate debt, the loans are secured by 14 properties, which as of December 31, 2002 have an aggregate net book value of approximately $75.0 million. The remaining $18.4 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote (3).

(11)  Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as we and the lender set an interest rate for any future amounts borrowed under the facility. As of December 31, 2002, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 basis points. The facility requires the repayment of principal within 150 days. Borrowings outstanding as of December 31, 2002 require repayment between May 9, 2003 and May 22, 2003. The facility has a one-year term, which terminates on March 21, 2004, and is renewable annually.

(12)  At the end of the first quarter of 2002, we closed on this $60 million unsecured revolving credit facility. The facility replaced the existing $50 million secured revolving credit facility at the end of the second quarter of 2002. The facility provides for a three-year term with interest equal to either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points and requires the repayment of borrowings within 180 days. Borrowings outstanding as of December 31, 2002 require repayment by April 1, 2003. As of December 31, 2002, the borrowings under the facility bear interest equal to the three-month LIBOR rate plus 200 basis points. These borrowings were subsequently converted to bear interest equal to the one-month LIBOR rate plus 200 basis points effective January 2, 2003.

(13)  The facility matured on March 3, 2002, and was extended until the end of the second quarter at which time it was replaced by the new unsecured revolving credit facility.

     The more significant debt covenants related to our mortgage debt and credit facilities limit the Company’s debt to assets ratio and require the Company to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2002, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Aggregate annual principal maturities of mortgage debt (which includes principal amortization and excludes the short-term variable rate mortgage debt totaling approximately $80.9 million which matures April 18, 2003 that is convertible, at our option, into a five-year term note) as of December 31, 2002 are as follows (in thousands):

For the Year Ended December 31,
2003	$38,023
2004	27,993
2005	29,692
2006	31,424
2007	33,285
Thereafter	657,449

Total	$817,866

$325 Million Debt Securitization

     As noted in footnote (7) of the debt table herein, we modified approximately $173 million of debt during the second quarter of 2002. Because the terms of the Modified Debt were virtually identical to the original debt, the modification did not result in a significant modification of debt under GAAP. Therefore: (1) the unamortized issuance costs related to the original debt of $3.9 million, plus $2.3 million of costs related to the Modified Debt that was paid to the lender and capitalized, will be amortized over the remaining term of the Modified Debt using the effective interest method; and (2) third-party costs totaling $265,000 incurred in connection with the Modified Debt were expensed. In addition, we incurred approximately $6.3 million in debt issuance costs associated with the issuance of the New Notes, which were capitalized and will be amortized over the term of the New Notes using the effective interest method.

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

     During the third quarter of 2001, we borrowed $82.6 million of long-term variable rate debt drawn under a $150 million commitment for secured financing from Toyota Financial Services. The terms of the debt provide for a 12-year term with interest at a spread over the one-month LIBOR rate. On November 1, 2002, pursuant to an agreement with a third party, the variable rate swapped to a fixed rate.

     During the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate. At the same time, we entered into interest rate swap arrangements with a third party to fix the interest rate on the debt secured primarily by such properties totaling approximately $58.3 million.

     Fixing the rate on $140.9 million of debt with interest rate swap arrangements, continues our strategy of minimizing interest rate risk by substantially match-funding our debt with leases in order to lock in our investment spread over the initial lease term. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements and the underlying terms of the debt, we determined that these derivative instruments are highly effective. Consequently, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or derivative instrument liability and is included in other assets or other liabilities and accumulated other comprehensive income (loss) within our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $15.0 million and zero as of December 31, 2002 and 2001, respectively, is included in other assets on our consolidated balance sheets. The unrealized gain (loss) as of December 31, 2002 and 2001 was as follows (in thousands):

	As of December 31,

	2002	2001

Derivative instrument asset (liability)	$(16,274)	$2,249

Extraordinary Item – Extinguishment of Debt

     As noted in footnote (9) of the debt table herein, the interest rate on $150 million of debt was converted from fixed rate to variable rate during the third quarter of 2001. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, the significant modification should be treated as an extinguishment of debt. As a result, we wrote off the remaining deferred loan fees relating to the fixed rate debt and classified the write-off as an extraordinary item on the consolidated statements of operations. The extraordinary item totaled $526,000, or $0.02 per basic and diluted share, during the year ended December 31, 2001.

10.  MINORITY INTEREST

     Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at year end. The ownership percentage is determined by dividing the number of Units held by the Minority Interest at year end by the total Partnership Units outstanding at year end, excluding derivative securities. The Minority Interest ownership percentage in assets and liabilities of the Partnership was 23.4% and 23.3% as of December 31, 2002 and 2001, respectively.

     Income before minority interest is allocated to the limited partners based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Units held by the Minority Interest by the total weighted average number of Units outstanding during the year, excluding derivative securities. The Minority Interest ownership percentage in income of the Partnership was 23.6% and 25.9% for the years ended December 31, 2002 and 2001.

     Holders of Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 8.6 million and 8.0 million limted partnership units in the Partnership, as of December 31, 2002 and 2001, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

11.  SHARE-BASED COMPENSATION

     In connection with our initial public offering of common shares in February 1998, the Board of Trustees adopted, and our shareholders approved, the Capital Automotive Group 1998 Equity Incentive Plan, which we refer to as the Plan, to provide equity compensation to our employees, officers, non-employee trustees and certain other

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service providers. In February 1999, the Board of Trustees approved amendments to the Plan and subsequently received shareholder approval on May 7, 1999, which we refer to as the Amended Plan. The Amended Plan provides for grants of options to purchase a specified number of common shares, which we refer to as Share Options, or grants of common shares, which may or may not be restricted shares, and grants of phantom shares. Under the Amended Plan, the total number of shares available for grant is approximately 3.8 million. In February 2002, the Board of Trustees approved an amendment and restatement of the Amended Plan and subsequently received shareholder approval on May 14, 2002, which we refer to as the Restated Amended Plan. The Restated Amended Plan increases the number of shares available for grant from approximately 3.8 million to approximately 5.1 million and eliminates and amends several provisions of the Amended Plan to reflect current law and practice.

Share Options

     Share Options granted under the Restated Amended Plan have exercise prices equal to or greater than the fair market value of a common share at the date of the grant and, for employees, typically become exercisable at a rate of 25% per year over a four-year period, generally commencing on the first anniversary of the date of grant, except for the initial grant of Share Options which commences on the first anniversary of the date of hire. For trustees, Share Options become exercisable in stages, one-third beginning six months after the date of grant, two-thirds beginning on the first anniversary of the date of grant and 100% beginning on the second anniversary of the date of grant. Share Options expire no later than the tenth anniversary of the date of grant or, if earlier, within certain time limits for employment termination.

     The following is a summary of our Share Option activity for the years ended December 31, 2002 and 2001 (Share Options in thousands):

		Weighted
		Average
	Number of	Exercise
	Options	Price

Share Options outstanding at December 31, 2000	3,159	$14.31
Granted	2	15.31
Forfeited	4	12.24
Exercised or expired	138	13.84

Share Options outstanding at December 31, 2001	3,019	14.33

Granted	6	22.23
Forfeited	2	16.18
Exercised or expired	1,279	14.12

Share Options outstanding at December 31, 2002	1,744	14.51

     Share Options outstanding at December 31, 2002 have exercise prices between $11.59 and $24.00, with a weighted average exercise price of $14.51 and a weighted average remaining contractual life of 5.54 years. At December 31, 2002, there were approximately 1.5 million Share Options exercisable at a weighted average exercise price of $14.85 and a weighted average remaining contractual life of 5.31 years.

Restricted Shares

     Restricted shares are shown as issued and outstanding shares and the value of the shares is shown as deferred compensation within shareholders’ equity on the date of grant. The deferred compensation is amortized to compensation expense ratably over the vesting period, which is generally three to five years from the effective date of the grant. Certain individuals may make a one-time election to defer receipt of these common shares until a later date, provided that the deferred common shares will be distributed prior to such time upon the occurrence of certain events, including a change of control of the Company, certain terminations of employment and death and disability.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a summary of our restricted shares outstanding as of December 31, 2002 and related compensation expense for the years ended December 31, 2002, 2001 and 2000 (in thousands, except share and per share data):

		Number of		Non-Vested
		Restricted		Restricted
		Shares	Number of	Shares	Total	Deferred
	FMV Price	Granted	Restricted	Outstanding	Value on	Compensation
Grant	on Date of	and	Shares	as of	Date of	as of	Compensation Expense (7)
Date (1)	Grant	Issued	Forfeited	12/31/02	Grant	12/31/02	2002	2001	2000

5/7/99 (2)	$12.9375	37,091	7,762	—	$479	$—	$—	$129	$158
1/17/00 (2)	11.5940	46,234	5,069	41,165	536	—	154	161	161
5/11/00 (3)	13.8750	77,500	—	77,500	1,075	119	358	358	239
1/24/01 (4)	14.5625	76,948	1,421	75,527	1,120	629	231	239	—
5/10/01 (5)	16.1000	1,000	—	1,000	16	9	4	3	—
1/18/02 (5)	20.8800	50,621	575	50,046	1,057	764	276	—	—
5/14/02 (6)	23.6700	888	—	888	21	15	5	—	—
10/29/02 (6)	24.0000	625	—	625	15	14	1	—	—

(1)	The restricted shares were granted and issued at a purchase price of $0.01 per share.

(2)	On May 7, 1999, the Executive Compensation Committee of the Board of Trustees, which we refer to as the Committee, approved the granting of Performance Accelerated Restricted Shares, which we refer to as PARS, to certain employees. The PARS originally had a vesting schedule of approximately seven years from the effective date of January 1, 1999 with the opportunity to accelerate the vesting if the Company achieved certain specified performance targets. On January 17, 2000, the Committee approved a change in the vesting period on all PARS granted on May 7, 1999 to reflect that 50% of such PARS would vest after approximately three years from the effective date of January 1, 1999 and the remainder, still subject to performance acceleration, would vest after seven years. Also on January 17, 2000, the Committee approved the granting of additional PARS to certain employees. On May 11, 2000, the Committee amended the vesting schedule on all PARS granted in 1999 and 2000 to eliminate the “performance accelerated” feature and to generally provide that all restricted shares vest on the third anniversary from the effective date of the grant.

(3)	The restricted shares vest on the third anniversary from the effective date of the grant.

(4)	The restricted shares outstanding as of December 31, 2002 vest as follows: Approximately 61,000 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of approximately 14,000 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(5)	50% of the restricted shares vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(6)	The restricted shares vest on the third anniversary from the date of hire.

(7)	At the date of grant, both the number of the common shares and price to be paid by the employee was known, and the measurement date therefore coincided with the date of grant. The compensation expense was measured by the difference between the purchase price of the PARS or restricted shares and the market price of the common shares on the date of the grant. The compensation expense and corresponding offset to deferred compensation within shareholders’ equity is recognized ratably over the vesting period, which is generally three to five years from the effective date of the grant, except as noted below. For the May 7, 1999 and January 17, 2000 grants, when the vesting schedule for the PARS granted in 1999 and 2000 was reduced from seven years to three years, cumulative adjustments totaling $94,000 were recorded to compensation expense to reflect the change in the vesting schedule.

Restricted Shares — Dividends

     A holder of our restricted shares has no voting rights, but receives dividends with respect to the restricted shares, which are equal to the value of any dividends paid with respect to our common shares. Certain employees may elect

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to receive the dividend payments with respect to the restricted shares held on the dividend record date in the form of cash or additional restricted shares. The additional restricted shares vest in accordance with the vesting schedule of the underlying restricted shares. If the employee terminates prior to the vesting date, the employee is entitled to the additional restricted shares, or to cash equal to the fair market value of the additional restricted shares on the termination date, at our option. The dividends related to the restricted shares are recorded as a dividend distribution under the shareholders’ equity section on the dividend record date.

Phantom Shares

     In January 2000, we instituted a Phantom Share Purchase Program requiring mandatory, and authorizing voluntary, purchases of phantom shares upon the deferral of a portion of certain employees’ annual bonus. Under this program, unless the Committee determines otherwise, 20% of any annual bonus otherwise payable to an executive officer must be deferred, and the executive officer may elect to defer up to an additional 30% of any annual bonus otherwise payable to him. In addition, certain other employees may elect to defer up to 20% of their annual bonus. The phantom shares are purchased at a price equal to 80% of the fair market value of our common shares on the date of grant. The phantom shares awarded upon the deferral of a portion of annual bonuses generally vest on the third anniversary from the date of grant and common shares are issued to the employee. Notwithstanding the foregoing, certain individuals may elect to defer payment of the phantom shares to extend beyond such date to (i) either a later date or (ii) the date the employee terminated employment with the Company or the first January 15 following termination of employment. If the employee terminates prior to the vesting date, the employee is entitled to the lesser of (i) the amount of the annual bonus deferred or (ii) an amount equal to the number of phantom shares multiplied by the fair market value of the phantom shares on the termination date. The following is a summary of phantom shares granted upon the deferral of 1999, 2000, 2001 and 2002 bonuses earned (in thousands, except share and per share data):

		Total Amount of	Number of Phantom
Grant	Year Bonus	Bonuses Deferred	Shares	Market Price per	Purchase Price per	20% Discount	Compensation Expense (2)
Date	Earned	(1)	Granted	Share	Share	Value	2002	2001	2000

1/17/00	1999	$410	44,208	$11.5940	$9.2752	$103	$34	$34	$34
1/24/01	2000	497	42,672	14.5625	11.6500	124	42	42	—
1/18/02	2001	708	42,396	20.8800	16.7040	177	59	—	—
1/15/03	2002	815	44,359	22.9800	18.3840	204	—	—	—

(1)	The Committee approved waivers of the maximum deferral limits of the Phantom Share Purchase Program to include in the total bonuses deferred for each of the years detailed above the following:

	2002	2001	2000	1999

Chief Executive Officer’s annual bonus	100%	100%	100%	100%
Other executive officers’ annual bonuses	75% and 100%	100%	100%	—
Certain other employees’ annual bonuses	30% and 50%	—	—	—

(2)	The compensation expense related to the phantom shares is measured by the difference between the purchase price of the phantom shares and the market price of the common shares on the date of grant. The compensation expense is recognized ratably over the vesting period, which is generally three years from the date of grant, and is included as an offset to shareholders’ equity.

Phantom Shares – Dividend Equivalents
      A holder of our phantom shares has no voting rights, but receives dividend equivalents with respect to the phantom shares, which are equal to the value of any dividends paid with respect to our common shares. Certain employees may elect to receive the dividend equivalent payments with respect to the phantom shares held on the

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend record date in the form of cash or additional phantom shares. The additional phantom shares vest in accordance with the vesting schedule of the underlying phantom shares. If the employee terminates prior to the vesting date, the employee is entitled to the additional phantom shares, or to cash equal to the fair market value of the phantom shares on the termination date, at our option. The dividend equivalents related to the phantom shares are recorded as compensation expense on the dividend record date.

Summary

     As of December 31, 2002, approximately 1.7 million Share Options, 258,000 restricted shares, and 141,000 phantom shares were outstanding under the Restated Amended Plan, thus leaving approximately 1.5 million shares available under the Restated Amended Plan to be granted. On January 15, 2003, the Committee approved an additional grant of 61,599 restricted shares at a purchase price of $0.01 per share. The restricted shares vest as follows: Approximately 48,000 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of approximately 14,000 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant. Also on January 15, 2003, the Committee approved an additional grant of phantom shares as detailed in the above table.

     We apply APB Opinion No. 25 in accounting for our share-based compensation and accordingly recognized no compensation expense related to the grant of Share Options during the years ended December 31, 2002, 2001 and 2000. Had compensation cost been determined using the fair value method of accounting prescribed by SFAS No. 123, our net income and earnings per share would have been changed to the pro forma amounts detailed in Note 2 under Share-Based Compensation.

     The Black-Scholes option pricing model has been used to estimate the value of all Share Options granted. For Share Options issued, the model uses the following assumptions:

Year Share Options	Risk-Free			Expected Share
Were Issued	Interest Rate	Dividend Growth	Stock Volatility	Option Life

2002	3.936%	3.0%	21.65%	4.0
2001	3.982%	3.0%	21.31%	4.0
2000	4.825%	5.0%	41.07%	4.0
1999	6.670%	5.0%	34.96%	4.0
1998	4.625%	10.0%	21.75%	4.0

12.  WARRANTS TO PURCHASE COMMON SHARES

     During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remaining $6.1 million was paid in 2002, and was funded with debt and cash on hand. During the first quarter of 2002, we completed the purchase of outstanding warrants to purchase 50,000 common shares for $5.85 per warrant, which was funded with cash on hand. The purchase price for all the warrants was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants would have expired in February 2003. The purchase of the warrants was considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. In addition, a total of 25,000 and 279,446 warrants to purchase common shares were exercised at $15.00 per share during 2002 and 2001, respectively. As of December 31, 2002, we had warrants outstanding to acquire a total of 30,000 common shares at an exercise price of $15.00 per share with expiration dates ending no later than February 2003.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  401(k) PLAN

     During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan, which we refer to as the 401(k) Plan. Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan. These contributions will vest ratably over five years from each employee’s date of service. For the years ended December 31, 2002, 2001 and 2000, we approved a 20% match of the participant’s elected deferral contribution during those respective years (subject to maximum limits). For the years ended December 31, 2002, 2001 and 2000, we made matching contributions of approximately $34,000, $27,000 and $25,000, respectively.

14.  COMMON SHARE REPURCHASE PROGRAM

     During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2002, there were no repurchases of common shares. During 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. During 2000, we repurchased 900,000 common shares at an average price of $10.96 per common share. From the inception of the common share repurchase program through December 31, 2002, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

15.  DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

     During April 2000, the Company implemented a Dividend Reinvestment and Share Purchase Plan, which was subsequently amended in March 2001, which we refer to as the DRIP. Under the DRIP, current shareholders and Unitholders are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

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

     Common shares may be purchased directly from the Company or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 23,000, 508,000 and 458,000 common shares under the DRIP and received approximately $526,000, $7.4 million and $5.9 million in proceeds for the years ended December 31, 2002, 2001 and 2000, respectively.

16.  DIVIDEND DISTRIBUTIONS

     We pay quarterly dividends to our shareholders. Our annual dividend per share for 2002, 2001 and 2000 was $1.60, $1.55 and $1.50, respectively. The annual dividend per share is different from total distribution per share calculated for tax purposes.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a summary of the quarterly cash distributions paid per common share for the years ended December 31, 2002, 2001 and 2000 (unaudited):

2002
		Total Distribution	Taxable Ordinary
Record Date	Payment Date	Per Share	Income	Return of Capital

11/08/02	11/19/02	$0.4020	$0.3073	$0.0947
08/09/02	08/20/02	0.3980	0.3043	0.0937
05/10/02	05/21/02	0.3935	0.3008	0.0927
02/11/02	02/20/02	0.3890	0.2974	0.0916

Totals for 2002			$1.2098	$0.3727

2001
		Total Distribution	Taxable Ordinary
Record Date	Payment Date	Per Share	Income	Return of Capital

11/09/01	11/20/01	$0.3880	$0.3208	$0.0672
08/10/01	08/21/01	0.3870	0.3199	0.0671
05/10/01	05/18/01	0.3860	0.3191	0.0669
12/31/00	01/31/01	0.3850	0.3183	0.0667

Totals for 2001			$1.2781	$0.2679

2000
			Total Distribution	Taxable Ordinary
Record Date	Payment Date		Per Share	Income	Return of Capital

11/10/00	11/21/00		$0.3775	$0.3690	$0.0085
08/10/00	08/18/00		0.3725	0.3641	0.0084
05/10/00	05/18/00		0.3650	0.3568	0.0082
12/31/99	01/31/00	*	0.3600	0.2102	0.0048

Totals for 2000				$1.3000	$0.0300

*     The fourth quarter 1999 distribution, payable on January 31, 2000, was $0.36 per share and included a “spillover” distribution, with $0.145 per share taxable in 1999, $0.2102 per share taxable in 2000, and $0.0048 per share a return of capital in 2000.

17.  DIVIDENDS DECLARED PER SHARE

     Dividends are generally declared a quarter in arrears. However, prior to 2001, we declared our fourth quarter dividend during the same quarter in order to comply with REIT requirements during those respective years. Dividends declared per share for the year ending December 31, 2002 include the first, second and third quarter dividends for 2002 and the fourth quarter dividend for 2001. Dividends declared per share for the year ended December 31, 2001 include the first, second and third quarter dividends for 2001. Dividends declared per share for the year ended December 31, 2000 include first, second, third and fourth quarter dividends for 2000.

     On January 21, 2003, our Board of Trustees declared a cash dividend of $0.4065 per share for the fourth quarter ended December 31, 2002 to shareholders of record as of February 10, 2003. The dividend was paid on February 20, 2003.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2002 and 2001 is as follows (in thousands, except per share amounts):

		Quarter Ended

	March 31	June 30	September 30	December 31

2002
Revenue	$32,306	$34,232	$36,357	$39,540
Income from continuing operations	$10,807	$10,867	$10,686	$11,137
Total discontinued operations	$47	$47	$238	$—
Net income	$10,854	$10,914	$10,924	$11,137

Basic earnings per share:
Income from continuing operations	$0.41	$0.40	$0.38	$0.40
Net income	$0.41	$0.40	$0.39	$0.40

Diluted earnings per share:
Income from continuing operations	$0.39	$0.38	$0.37	$0.39
Net income	$0.39	$0.39	$0.38	$0.39

Weighted average number of shares – basic	26,547	27,393	27,917	28,015
Weighted average number of shares – diluted	27,834	28,559	28,956	28,990

2001
Revenue	$27,848	$28,209	$30,131	$31,293
Income from continuing operations before extraordinary item	$6,776	$7,099	$8,251	$9,636
Total discontinued operations	$32	$30	$42	$37
Income before extraordinary item	$6,808	$7,129	$8,293	$9,673
Extraordinary item – extinguishment of debt	$—	$—	$526	$—
Net income	$6,808	$7,129	$7,767	$9,673

Basic earnings per share:
Income from continuing operations before extraordinary item	$0.32	$0.33	$0.34	$0.37
Income before extraordinary item	$0.32	$0.33	$0.34	$0.37
Net income	$0.32	$0.33	$0.32	$0.37

Diluted earnings per share:
Income from continuing operations before extraordinary item	$0.31	$0.32	$0.32	$0.35
Income before extraordinary item	$0.31	$0.32	$0.33	$0.35
Net income	$0.31	$0.32	$0.31	$0.35

Weighted average number of shares – basic	21,485	21,658	24,305	26,218
Weighted average number of shares – diluted	21,862	22,541	25,635	27,684

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  SEGMENT INFORMATION

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. Our management is our chief decision making group.

     All of our operations are derived from one operating segment. This operating segment engages in the purchase of real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion fundings, construction financing and takeout commitments to our existing tenants in certain circumstances. We own interests in real estate and conduct our operations, directly or indirectly, through the Partnership and its subsidiaries.

20.  TENANT AND GEOGRAPHIC CONCENTRATION

     For the year ended December 31, 2002, our top 10 tenants, including their affiliates, accounted for approximately 67% of our total rental revenue, and as of December 31, 2002, approximately 70% of our total annualized rental revenue. For each of the years ended December 31, 2002, 2001 and 2000, Sonic Automotive, Inc. and affiliates, who we refer to as Sonic, accounted for approximately 25% of our total rental revenue. As of December 31, 2002, Sonic accounted for approximately 25% of our total annualized rental revenue. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2002 or our total annualized rental revenue as of December 31, 2002. Sonic is a publicly-traded company that is required to file all necessary reports with the SEC. All relevant information regarding Sonic may be found at the SEC’s website www.sec.gov. As a result of the concentration of revenue generated from these few tenants, if any one of them were to default on their respective lease obligations, we would have significantly reduced rental revenue until the defaults were cured or the properties could be leased to a new tenant or tenants.

     As of December 31, 2002, our properties were diversified across 28 states, with approximately 77% of our total real estate investments in the top 50 metropolitan areas in the U.S. in terms of population and approximately 98% of our total real estate investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs). The largest “geographic concentrations” of our properties were in the Houston, TX MSA and the Washington, DC-MD-VA-WV MSA, which accounted for approximately 15% and 10% of our total real estate investments, respectively, as of December 31, 2002. No other MSA’s concentration of properties exceeded 7% of our total real estate investments as of December 31, 2002. The Houston, TX MSA and the Washington, DC-MD-VA-WV MSA are both in the top 10 MSAs in terms of population, with the Washington, DC-MD-VA-WV MSA ranked fifth and the Houston, TX MSA ranked seventh. In addition, to minimize our geographic concentration risk in any given area, we generally require cross-guarantees (or guarantees by a corporate parent) of all leases within a dealer group.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

     Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2003 Annual Meeting of Shareholders, which we refer to as the Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information contained in the Proxy Statement under the captions “Share Ownership” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.  Controls and Procedures

     Quarterly Evaluation. Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer about the effectiveness of our disclosure controls and internal controls based on and as of the date of the evaluation.

     CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of “Certifications” of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Internal controls are procedures which are designed with the objective of providing reasonable assurance that:

•	our transactions are properly authorized,

•	our assets are safeguarded against unauthorized or improper use, and

•	our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with GAAP.

     Limitations on the Effectiveness of Controls. Management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Evaluation. The evaluation by our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer of our disclosure controls and our internal controls included a review of procedures and discussions with our Disclosure Control Monitor and others in our organization. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

     Our internal controls are also evaluated on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. This information was important both for the evaluation generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer disclose that information to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

     In accordance with SEC requirements, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer note that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Conclusions. Based upon the Evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) See Index to Consolidated Financial Statements

(2)  Financial Statement Schedules

     Schedule III. Schedule of Real Estate and Accumulated Depreciation

(3)  Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Declaration of Trust of Capital Automotive REIT (previously filed as Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-41183) (the “IPO Form S-11”) and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of Capital Automotive REIT (filed herewith)
4.1	Specimen Common Share certificate (previously filed as Exhibit 4.1 to the IPO Form S-11 and incorporated herein by reference)
4.2	Form of Share Warrant (previously filed as Exhibit 4.5 to Registration Statement on Form S-3 (File No. 333-73183) filed on March 2, 1999 (the “1999 Form S-3”) and incorporated herein by reference)
4.3	Form of Underwriting Warrant issued to Friedman, Billings, Ramsey & Co., Inc. (previously filed as Exhibit 10.22 to the IPO Form S-11 and incorporated herein by reference)
4.4	Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 10.43 to the 1999 Form S-3 and incorporated herein by reference)
4.5	First Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.01 to Current Report on Form 8-K filed on August 3, 2001 (File No. 000-23733) and incorporated herein by reference)

Exhibit
No.	Description

10.1	Form of Indemnification Agreement executed by certain trustees and officers of Capital Automotive REIT (previously filed as Exhibit 10.2 to the IPO Form S-11 and incorporated herein by reference)
10.2	Form of Option Agreement (previously filed as Exhibit 10.8 to the IPO Form S-11 and incorporated herein by reference)
10.3	Amended and Restated Employment Agreement by and between Capital Automotive L.P. and Thomas D. Eckert (previously filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (File No. 000-23733) (the “2000 Form 10-K”) and incorporated herein by reference)

10.4	Amended and Restated Employment Agreement by and between Capital Automotive L.P. and David S. Kay (previously filed as Exhibit 10.6 to the 2000 Form 10-K and incorporated herein by reference)
10.5	Amended and Restated Employment Agreement by and between Capital Automotive L.P. and John M. Weaver (previously filed as Exhibit 10.7 to the 2000 Form 10-K and incorporated herein by reference)
10.6	Amended and Restated Loan Agreement dated August 13, 1999, among MMR Holdings, L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment Associates, L.P. and Ford Motor Credit Company (previously filed as Exhibit 10.47 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 12, 1999 (File No. 000-23733) and incorporated herein by reference)

10.7	Indenture dated as of June 28, 2002 between CARS-DB4, L.P. and LaSalle Bank National Association, as Indenture Trustee (previously filed as Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 000-23733) and incorporated herein by reference)

10.8	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A for the 2002 annual meeting of shareholders filed with the SEC on March 25, 2002 and incorporated herein by reference)

10.9	Credit Agreement dated as of March 22, 2000 by and among General Motors Acceptance Corporation, as Lender and Capital Automotive, L.P. and certain of its subsidiaries, as Borrowers (previously filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 11, 2000 (File No. 000-23733) and incorporated herein by reference)

10.10	Substitution Agreement dated as of August 10, 2001 by and between CarMax, Inc. and CAR CMX L.P. (previously filed as Exhibit 2.2 to Current Report on Form 8-K filed on August 24, 2001 (File No. 000-23733) (the “2001 Form 8-K”) and incorporated herein by reference)

10.11	Revolving Loan Agreement dated as of March 29, 2002 among Comerica Bank and Capital Automotive, L.P., et al. (previously filed as Exhibit 99.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 10, 2002 (File No. 000-23733) and incorporated herein by reference)

10.12	Guaranty dated as of March 29, 2002 made by Capital Automotive REIT on behalf of Comerica Bank, et al. (previously filed as Exhibit 99.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002 (File No. 000-23733) and incorporated herein by reference)

10.13	First Amendment to Revolving Loan Agreement dated as of May 1, 2002 among Comerica Bank and Capital Automotive, L.P., et al. (previously filed as Exhibit 99.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002 (File No. 000-23733) and incorporated herein by reference)

10.14	First Amendment to Guaranty effective as of September 30, 2002 among Capital Automotive REIT, Capital Automotive, L.P., Comerica Bank, et al. (previously filed as Exhibit 99.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002 (File No. 000-23733) and incorporated herein by reference)

21.1	Subsidiaries of Company (filed herewith)

Exhibit
No.	Description

23.1	Consent of Ernst & Young LLP (filed herewith)
25.0	Power of Attorney (included on signature page)
99.1	Form of Lease Agreement and Form of First Amendment to Lease Agreement for 49 separate leases, each between an affiliate of Capital Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant (previously filed as Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 000-23733) (the “2001 Form 10-Q”) and incorporated herein by reference).

99.2	Form of Lease Guaranty and Reaffirmation of Guaranty from Sonic Automotive, Inc., relating to 49 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital Automotive REIT, as landlord (previously filed as Exhibit 99.2 to the 2001 Form 10-Q and incorporated herein by reference)

99.3	Form of Lease Agreement, each between CAR CMX L.P., as landlord, and CarMax Inc., as tenant (previously filed as Exhibit 99.1 to the 2001 Form 8-K and incorporated herein by reference)
99.4	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

(b)  Reports on Form 8-K

On December 16, 2002, we filed a Form 8-K dated December 16, 2002 in response to Item 5, to make our re-audited financial statements for each of the Company’s fiscal years ended December 31, 2001 and 2000 publicly available and to update the disclosures in Items 6, 7 and 8 of the Company’s Form 10-K for the year ended December 31, 2001, as amended, for each of those fiscal years to reflect the changes in the financial statements for those years, all of which relate to the reclassification, as discontinued operations, the operating earnings generated from the properties that the Company sold during 2002 as required pursuant to SFAS No. 144.

(c)  Exhibits

See Item 14(a)(3) above.

(d)  Other Financial Information

The Company is required to file audited financial information of one of its tenants, Sonic Automotive, Inc. and its affiliates, who we refer to as Sonic, as a result of Sonic leasing more than 20 percent of the Company’s total assets for the year ended December 31, 2002. Sonic is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of March, 2003.

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

Signature	Title	Date

/s/ Thomas D. Eckert Thomas D. Eckert	President and Chief Executive Officer and Trustee (principal executive officer)	March 24, 2003

/s/ David S. Kay David S. Kay	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 24, 2003

/s/ John E. Anderson John E. Anderson	Trustee	March 24, 2003

/s/ Craig L. Fuller Craig L. Fuller	Trustee	March 24, 2003

/s/ William E. Hoglund William E. Hoglund	Trustee	March 24, 2003

/s/ R. Michael McCullough R. Michael McCullough	Trustee	March 24, 2003

Signature	Title	Date

/s/ Lee P. Munder Lee P. Munder	Trustee	March 24, 2003

/s/ John J. Pohanka John J. Pohanka	Chairman of the Board and Trustee	March 24, 2003

/s/ Robert M. Rosenthal Robert M. Rosenthal	Trustee	March 24, 2003

/s/ Vincent A. Sheehy Vincent A. Sheehy	Trustee	March 24, 2003

CERTIFICATION

I, Thomas D. Eckert, certify that:

1.	I have reviewed this annual report on Form 10-K of Capital Automotive REIT (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	BY: /s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer

CERTIFICATION

I, David S. Kay, certify that:

1.	I have reviewed this annual report on Form 10-K of Capital Automotive REIT (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	BY: /s/ David S. Kay David S. Kay Senior Vice President and Chief Financial Officer

Schedule III — Real Estate and Accumulated Depreciation
Capital Automotive REIT
12/31/2002

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

ABRA Auto Body & Glass LLC
ABRA Auto Boday & Glass LLC	Chattanooga, TN	B	452,667.85	1,490,412.82	1,943,080.67	167,676.36	8/13/99	30 years

Total ABRA Auto Body & Glass LLC			452,667.85	1,490,412.82	1,943,080.67	167,676.36
Auction Broadcasting Company
ABC Indianapolis	Indianapolis, IN		1,093,641.91	8,439,597.69	9,533,239.60	644,691.56	9/29/00	30 years
ABC Nashville	Nashville, TN		1,035,227.17	9,509,149.64	10,544,376.81	647,150.37	12/14/00	30 years
ABC Washington/Dulles	Sterling, VA		2,505,687.71	10,516,625.95	13,022,313.66	609,435.21	3/1/01	30 years

Total Auction Broadcasting Company			4,634,556.79	28,465,373.28	33,099,930.07	1,901,277.14
Auffenberg Automotive Group
St. Clair Auto Mall	O'Fallon, IL	A	5,672,560.54	7,595,912.56	13,268,473.10	896,739.79	6/30/99	30 years
Auffenberg Ford North	O'Fallon, IL	A	1,816,149.16	2,310,323.95	4,126,473.11	272,746.70	6/30/99	30 years
Auffenberg Ford Kia	Belleville, IL	A	658,019.38	2,127,237.65	2,785,257.03	233,405.12	9/10/99	30 years
Auffenberg Volkswagen	O'Fallon, IL	C	851,782.42	2,189,609.03	3,041,391.45	185,508.59	6/8/00	30 years
Auffenberg Nissan-Kia	O'Fallon, IL	C	1,027,622.57	1,674,118.88	2,701,741.45	141,835.09	6/8/00	30 years
Auffenberg Nationwide/Suzuki	O'Fallon, IL	C	1,460,260.67	2,255,119.90	3,715,380.57	178,530.28	8/24/00	30 years

Total Auffenberg Automotive Group			11,486,394.74	18,152,321.97	29,638,716.71	1,908,765.57
AutoNation
Mercedes-Benz of Houston — Greenway	Houston, TX	H	9,086,654.30	10,719,435.34	19,806,089.64	1,657,963.52	9/28/98	30 years
Westgate Chevrolet, Inc.	Amarillo, TX	H	1,235,516.00	3,181,295.85	4,416,811.85	580,951.09	2/25/98	30 years
Desert Toyota of Las Vegas	Las Vegas, NV	H	5,540,606.00	8,697,734.85	14,238,340.85	1,484,215.79	5/19/98	30 years
Plains Chevrolet, Inc.	Amarillo, TX	H	1,324,616.00	3,400,895.85	4,725,511.85	621,053.29	2/25/98	30 years
Midway Chevrolet, Inc.	Amarillo, TX	H	871,516.00	2,245,295.85	3,116,811.85	410,023.97	2/25/98	30 years
Quality Nissan	Amarillo, TX	H	283,516.00	733,294.86	1,016,810.86	133,910.52	2/25/98	30 years

Total AutoNation			18,342,424.30	28,977,952.60	47,320,376.90	4,888,118.18
Behlmann Automotive
Behlmann Wholesale	Florissant, MO	H	104,005.29	203,620.04	307,625.33	33,933.72	6/25/98	30 years
Behlmann Carnection	Florissant, MO	H	1,042,673.78	1,865,811.55	2,908,485.33	310,940.41	6/25/98	30 years
Behlmann Van Pontiac-GMC (Main)	Hazelwood, MO	H	4,629,051.86	4,383,835.24	9,012,887.10	730,573.36	6/25/98	30 years

Total Behlmann Automotive			5,775,730.93	6,453,266.83	12,228,997.76	1,075,447.49
CarMax
CarMax Dulles	Sterling, VA	F	5,745,158.00	10,423,334.09	16,168,492.09	358,302.12	8/10/01	40 years
CarMax White Marsh	White Marsh, MD	F	4,113,653.33	9,303,360.30	13,417,013.63	319,803.01	8/10/01	40 years
CarMax Nashville	Nashville, TN	F	4,915,601.43	7,748,510.12	12,664,111.55	266,355.05	8/10/01	40 years
CarMax Duarte	Duarte, CA	F	8,018,175.99	9,448,335.56	17,466,511.55	324,786.50	8/10/01	40 years
CarMax Greenville	Greenville, SC	F	5,418,789.32	7,546,222.22	12,965,011.54	259,401.44	8/10/01	40 years
CarMax Laurel Toyota	Laurel, MD	F	2,663,092.79	5,682,918.75	8,346,011.54	195,350.29	8/10/01	40 years
CarMax Houston — Cypress Fair	Houston, TX	F	1,092,952.40	3,383,459.14	4,476,411.54	116,306.36	8/10/01	40 years
CarMax Plano	Plano, TX	F	3,083,307.11	3,400,604.43	6,483,911.54	116,895.75	8/10/01	40 years
CarMax Clearwater	Clearwater, FL	F	4,115,409.74	6,633,001.80	10,748,411.54	228,009.38	8/10/01	40 years
CarMax Roseville	Roseville, CA		7,076,659.15	9,941,791.25	17,018,450.40	72,492.23	9/27/02	40 years
CarMax Merrillville	Merrillville, IN		3,170,759.02	4,146,377.95	7,317,136.97	30,234.00	9/27/02	40 years
CarMax Greensboro	Greensboro, NC		5,592,608.89	7,674,528.09	13,267,136.98	55,960.09	9/27/02	40 years

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Total CarMax			55,006,167.17	85,332,443.70	140,338,610.87	2,343,896.22
Cherner Automotive Group
Cherner Lincoln Mercury	Annandale, VA	H	4,026,274.74	2,405,880.13	6,432,154.87	439,348.83	2/19/98	30 years

Total Cherner Automotive Group			4,026,274.74	2,405,880.13	6,432,154.87	439,348.83
Craig Zinn Automotive Group
County Line Lexus	Hollywood, FL	A	2,061,645.25	1,314,699.95	3,376,345.20	166,163.29	3/5/99	30 years
Toyota of Hollywood	Hollywood, FL	A	3,014,998.29	2,592,184.39	5,607,182.68	327,623.21	3/5/99	30 years
Truck Center	Hollywood, FL	A	628,115.06	87,277.52	715,392.58	11,031.02	3/5/99	30 years
Quick Service Center	Hollywood, FL	A	423,053.60	92,338.96	515,392.56	11,670.75	3/5/99	30 years

Total Craig Zinn Automotive Group			6,127,812.20	4,086,500.82	10,214,313.02	516,488.27
Dealer’s Auto Auction
Dealer’s Auto Auction	Oklahoma City, OK	H	1,129,350.74	8,477,273.33	9,606,624.07	1,243,452.75	11/25/98	30 years

Total Dealer’s Auto Auction			1,129,350.74	8,477,273.33	9,606,624.07	1,243,452.75
Family Auto Group
Family Honda	Rancho Santa Marg., CA		5,132,832.11	4,419,551.49	9,552,383.60	227,084.71	6/1/01	30 years

Total Family Auto Group			5,132,832.11	4,419,551.49	9,552,383.60	227,084.71
Fenton Motor Group
Brad Fenton Motors	McAlester, OK	A	356,119.80	3,678,230.84	4,034,350.64	524,800.30	12/7/98	30 years
Ada Ford Lincoln-Mercury	Ada, OK	A	237,123.05	2,797,227.59	3,034,350.64	399,101.10	12/7/98	30 years
Brad Fenton Motors of Ardmore	Ardmore, OK	A	205,101.47	1,816,078.63	2,021,180.10	259,113.20	12/29/98	30 years

Total Fenton Motor Group			798,344.32	8,291,537.06	9,089,881.38	1,183,014.60
Ferrari of Houston
Ferrari of Houston	Houston, TX		2,016,153.74	3,024,230.62	5,040,384.36	63,004.81	5/6/02	30 years

Total Ferrari of Houston			2,016,153.74	3,024,230.62	5,040,384.36	63,004.81
Freightliner of Dothan
Freightliner of Dothan	Dothan, AL	A	490,442.97	2,193,586.93	2,684,029.90	356,805.35	7/23/98	30 years

Total Freightliner of Dothan			490,442.97	2,193,586.93	2,684,029.90	356,805.35
Group 1 Automotive, Inc.
Maxwell Round Rock Nissan	Round Rock, TX	H	1,017,941.62	1,982,518.43	3,000,460.05	261,565.78	1/13/99	30 years
Maxwell Round Rock Nissan Land	Round Rock, TX		763,882.05	0	763,882.05	0	1/13/99
Sterling McCall Honda	Houston, TX	H	1,496,005.41	2,538,835.34	4,034,840.75	362,186.61	12/30/98	30 years
Maxwell Town North Imports	Austin, TX	H	1,590,983.31	3,201,369.82	4,792,353.13	404,617.41	3/24/99	30 years
Town North Imports Land	Austin, TX		779,333.02	0	779,333.02	0	3/24/99
Sterling McCall Acura	Houston, TX	H	2,336,436.36	2,098,715.42	4,435,151.78	299,403.51	12/31/98	30 years
Southwest Freeway Parking Lot	Houston, TX		1,132,585.68	0	1,132,585.68	0	12/30/98
Maxwell Chrysler Plymouth Dodge Jeep	Taylor, TX	H	114,807.40	1,167,894.94	1,282,702.34	166,563.24	12/30/98	30 years
Luby Chevrolet	Lakewood, CO	H	2,737,284.25	4,299,889.31	7,037,173.56	613,450.91	12/30/98	30 years
Lexus of Clear lake	Houston, TX	H	1,219,634.55	4,531,450.29	5,751,084.84	509,788.09	8/25/99	30 years
Sterling McCall Toyota — Club Creek	Houston, TX	H	1,236,831.29	1,218,208.49	2,455,039.78	173,773.16	12/30/98	30 years
Sterling McCall Toyota	Houston, TX	H	4,100,143.40	5,557,985.10	9,658,128.50	733,330.83	1/6/99	30 years
Toyota Body Shop	Houston, TX	H	216,378.17	951,546.72	1,167,924.89	125,530.89	1/6/99	30 years
Sterling McCall Lexus Body Shop	Houston, TX	H	223,233.43	632,551.00	855,784.43	83,443.04	1/6/99	30 years
Sterling McCall Lexus	Houston, TX	H	3,151,187.33	5,632,949.87	8,784,137.20	743,220.07	1/6/99	30 years
Casa Buick Pontiac GMC	Albuquerque, NM	H	3,132,900.50	2,254,274.76	5,387,175.26	253,605.74	8/6/99	30 years
Casa Chevrolet	Albuquerque, NM	H	2,518,774.04	2,891,422.21	5,410,196.25	293,208.85	12/16/99	30 years
Don Bohn Ford & Training Center	Harvey, LA	H	5,187,028.57	4,397,058.00	9,584,086.57	458,026.89	11/12/99	30 years
Bohn Brothers Toyota	Harvey, LA	B	2,951,396.08	2,387,074.04	5,338,470.12	248,653.51	11/12/99	30 years

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Don Bohn Pontiac GMC Buick	Harvey, LA	H	1,076,065.98	2,542,908.18	3,618,974.16	151,868.06	3/27/01	30 years
Bob Howard Crown Auto World	Tulsa, OK	H	1,077,838.22	5,258,690.62	6,336,528.84	750,296.41	12/11/98	30 years
Lone Star Nissan	The Meadows, TX	B	3,013,604.31	3,266,078.00	6,279,682.31	367,433.81	8/13/99	30 years

Total Group 1 Automotive, Inc.			41,074,274.97	56,811,420.54	97,885,695.51	6,999,966.81
Gunn Automotive Group
Land Rover San Antonio	San Antonio, TX	A	1,057,208.63	759,909.32	1,817,117.95	120,570.35	8/24/98	30 years
Gunn Nissan	San Antonio, TX	A	1,331,536.68	1,184,691.77	2,516,228.45	187,968.16	8/24/98	30 years
Gunn Chevrolet & Body Shop	San Antonio, TX	A	3,495,047.50	5,024,373.58	8,519,421.08	797,187.83	8/24/98	30 years
Gunn Dodge	San Antonio, TX	A	1,964,831.21	2,051,398.24	4,016,229.45	325,483.31	8/24/98	30 years
Gunn Pontiac-GMC	San Antonio, TX	A	2,239,623.96	3,326,606.49	5,566,230.45	527,813.36	8/24/98	30 years

Total Gunn Automotive Group			10,088,247.98	12,346,979.40	22,435,227.38	1,959,023.01
Gurley-Leep Automotive Group
Gurley-Leep Buick GMC Oldsmobile	Mishawaka, IN	I	5,191,364.83	7,608,289.00	12,799,653.83	1,047,625.10	11/5/98	30 years
Motor Werks and Saturn of Michiana	Mishawaka, IN	I	2,961,641.19	5,038,043.93	7,999,685.12	538,335.46	11/5/98	30 years
Gurley-Leep Honda Kia	Elkhart, IN	I	396,638.89	2,307,566.91	2,704,205.80	164,878.87	11/5/98	30 years
University Park Chrysler-Plymouth	Mishawaka, IN	I	1,478,543.42	920,201.20	2,398,744.62	134,970.92	11/5/98	30 years

Total Gurley-Leep Automotive Group			10,028,188.33	15,874,101.04	25,902,289.37	1,885,810.35
Hand Automotive Group
Saturn Airport Marina	Los Angeles, CA	A	2,341,053.68	1,502,526.53	3,843,580.21	244,398.53	7/22/98	30 years

Total Hand Automotive Group			2,341,053.68	1,502,526.53	3,843,580.21	244,398.53
Hoz de Vila Automotive
Hyundai City	Burlington, NJ	A	636,471.46	1,795,591.65	2,432,063.11	221,954.90	4/7/99	30 years
Sport Hyundai/Dodge	Pleasantville, NJ	A	1,297,432.32	1,258,744.55	2,556,176.87	155,594.70	4/7/99	30 years
Dodge City	Burlington, NJ		2,541,193.23	3,858,601.24	6,399,794.47	36,174.38	1/22/01	40 years

Total Hoz de Vila Automotive			4,475,097.01	6,912,937.44	11,388,034.45	413,723.98
Jack Maxton Chevrolet
Jack Maxton Chevrolet	Worthington, OH	H	1,898,161.27	5,929,239.90	7,827,401.17	218,817.21	9/17/01	35 years

Total Jack Maxton Chevrolet			1,898,161.27	5,929,239.90	7,827,401.17	218,817.21
Jackson Automotive Group
Jackson Cadillac-Oldsmobile-Pontiac	Sulpher Springs, TX	A	266,308.18	1,121,393.51	1,387,701.69	245,934.56	10/23/98	20 years
Jackson Autoplex — Used Cars	Greenville, TX	A	279,685.87	83,943.36	363,629.23	18,409.81	10/23/98	20 years
Jackson Autoplex	Commerce, TX	A	54,129.11	581,611.51	635,740.62	122,380.69	10/23/98	20 years
Diamond Nissan	Greenville, TX	A	111,263.63	549,475.56	660,739.19	120,506.46	10/23/98	20 years

Total Jackson Automotive Group			711,386.79	2,336,423.94	3,047,810.73	507,231.52
Kelley Automotive Group
Saturn of Gwinnett	Duluth, GA	H	3,050,225.66	1,243,893.74	4,294,119.40	207,297.16	6/17/98	30 years
Tom Kelley Cadillac Saab Hummer	Fort Wayne, IN	H	547,361.12	2,203,905.63	2,751,266.75	367,284.46	6/17/98	30 years
Courtesy Motors	Decatur, IN	H	1,207,661.41	1,826,457.99	3,034,119.40	304,382.10	6/17/98	30 years
Kelley Buick	Chamblee, GA	H	3,249,736.51	2,844,382.89	6,094,119.40	474,021.30	6/17/98	30 years
Midwest Auto Parts	Fort Wayne, IN	H	385,416.05	1,508,703.35	1,894,119.40	342,601.18	6/17/98	20 years
Northside Chevrolet	Evansville, IN	H	795,029.73	1,939,089.67	2,734,119.40	323,150.62	6/17/98	30 years
Kelley Chevrolet	Fort Wayne, IN	H	1,499,956.89	5,211,666.38	6,711,623.27	868,533.15	6/17/98	30 years
Kelley Volvo	Fort Wayne, IN	H	263,895.25	1,158,797.84	1,422,693.09	193,115.58	6/17/98	30 years
Tom Kelley Pontiac/GMC Buick	Fort Wayne, IN	H	1,115,426.45	4,299,642.55	5,415,069.00	699,372.96	7/23/98	30 years
Tom Kelley Buick	Fort Wayne, IN	H	1,226,260.62	3,588,808.36	4,815,068.98	583,749.83	7/23/98	30 years
14/69 Car Wash Supercenter	Fort Wayne, IN	H	345,078.69	863,129.67	1,208,208.36	101,897.15	6/9/99	30 years
Saturn of Fort Wayne	Fort Wayne, IN	H	634,218.23	2,585,702.36	3,219,920.59	190,336.52	8/9/99	30 years

Total Kelley Automotive Group			14,320,266.61	29,274,180.43	43,594,447.04	4,655,742.01

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Ken Dixon Automotive
Ken Dixon Chevrolet	Waldorf, MD	A	3,329,652.08	3,978,480.00	7,308,132.08	678,903.58	5/22/98	30 years

Total Ken Dixon Automotive			3,329,652.08	3,978,480.00	7,308,132.08	678,903.58
Larry H. Miller Group
Larry Miller Toyota Denver	Denver, CO	H	1,993,036.12	7,243,001.00	9,236,037.12	1,293,804.36	3/31/98	30 years

Total Larry H. Miller Group			1,993,036.12	7,243,001.00	9,236,037.12	1,293,804.36
Lithia Motors
Lithia Honda	Medford, OR	H	1,360,759.09	1,503,667.99	2,864,427.08	177,516.54	6/22/99	30 years
Saturn of Southwest Oregon	Medford, OR	H	414,452.92	781,560.15	1,196,013.07	92,267.50	6/22/99	30 years
Lithia Chrysler Jeep Dodge	Medford, OR	H	2,033,424.69	2,710,753.38	4,744,178.07	320,019.48	6/22/99	30 years
Lithia Lincoln Mercury Suzuki Mazda	Medford, OR	H	2,102,212.56	3,130,794.20	5,233,006.76	369,607.62	6/22/99	30 years
Lithia Volkswagen	Medford, OR	H	1,182,429.33	557,499.74	1,739,929.07	65,815.94	6/22/99	30 years
Grants Pass Auto Center	Grants Pass, OR	H	1,248,419.14	1,371,521.89	2,619,941.03	161,915.67	6/22/99	30 years
Lithia BMW/Nissan	Medford, OR	H	1,378,899.23	4,338,135.52	5,717,034.75	234,982.41	5/3/01	30 years
Lithia Ford Mazda Suzuki of Fresno	Fresno, CA	H	2,987,833.28	6,007,953.43	8,995,786.71	308,742.06	6/27/01	30 years
Lithia Roundtree Chevrolet Lincoln Mercury	Boise, ID	H	2,588,237.84	7,227,467.43	9,815,705.27	1,233,323.37	5/6/98	30 years
All American Chevrolet Daewoo	San Angelo, TX	A	1,597,005.66	2,672,091.64	4,269,097.30	413,289.68	9/11/98	30 years
Dodge Chrysler Jeep (Autoplex)	San Angelo, TX	A	788,552.28	2,015,675.62	2,804,227.90	311,762.40	9/11/98	30 years
Honda (Autoplex)	San Angelo, TX	A	282,954.12	1,267,273.80	1,550,227.92	196,007.94	9/11/98	30 years
Fiesta Dodge Chrysler Jeep	Big Spring, TX	A	159,856.75	972,371.18	1,132,227.93	150,395.76	9/11/98	30 years

Total Lithia Motors			18,125,036.89	34,556,765.97	52,681,802.86	4,035,646.37
Mark Miller Automotive Group
Mark Miller Pontiac	Salt Lake City, UT	H	3,439,460.26	1,549,000.04	4,988,460.30	161,354.25	11/5/99	30 years
Mark Miller Pontiac — Land	Salt Lake City, UT	H	463,710.59	0	463,710.59	0	11/5/99
Mark Miller Toyota	Salt Lake City, UT	H	1,135,914.55	5,127,545.73	6,263,460.28	534,119.26	11/5/99	30 years
Mark Miller Toyota and Used Cars	Salt Lake City, UT	H	3,078,497.01	1,434,963.27	4,513,460.28	149,475.38	11/5/99	30 years

Total Mark Miller Automotive Group			8,117,582.41	8,111,509.04	16,229,091.45	844,948.89
McCluskey Chevrolet
McCluskey Chevrolet - 435 E. Galbraith	Cincinnati, OH	B	1,013,496.04	1,404,045.76	2,417,541.80	181,356.02	2/1/99	30 years
McCluskey Chevrolet - 555 E. Galbraith	Cincinnati, OH	B	457,295.16	961,450.17	1,418,745.33	124,187.10	2/1/99	30 years
McCluskey Chevrolet - 8525 Reading Rd	Cincinnati, OH	B	515,524.71	1,201,553.77	1,717,078.48	155,200.71	2/1/99	30 years

Total McCluskey Chevrolet			1,986,315.91	3,567,049.70	5,553,365.61	460,743.83
Midwestern Auto Group
Midwestern Automotive	Dublin, OH		2,632,071.78	3,804,023.54	6,436,095.32	158,110.45	12/15/00	30 years
Midwestern Luxury	Dublin, OH		4,210,209.16	9,823,821.36	14,034,030.52	259,239.73	3/1/02	30 years

Total Midwestern Auto Group			6,842,280.94	13,627,844.90	20,470,125.84	417,350.18
Momentum Automotive Group
Momentum Motorcars	Houston, TX	A	7,285,191.13	11,151,887.03	18,437,078.16	1,724,850.56	9/1/98	30 years
Momentum BMW	Houston, TX	A	3,679,245.84	8,185,593.82	11,864,839.66	1,080,043.62	1/22/99	30 years
Momentum Volvo	Houston, TX	A	1,385,876.64	3,282,422.63	4,668,299.27	507,688.96	9/1/98	30 years
Momentum Paint & Body Shop	Houston, TX	A	1,194,528.77	3,473,983.00	4,668,511.77	537,317.37	9/1/98	30 years
Momentum Used Car Lot	Houston, TX	A	640,870.88	1,654,978.02	2,295,848.90	242,744.95	11/25/98	30 years
Land Rover Houston	Houston, TX	A	1,065,719.02	1,455,406.97	2,521,125.99	175,861.77	5/17/99	30 years
Advantage BMW Clear Lake	League City, TX		1,665,070.77	3,356,924.17	5,021,994.94	152,164.57	7/27/00	30 years
Momentum Volvo Parking Lot	Houston, TX		1,151,994.92	0	1,151,994.92	0	7/27/00
Advantage Pre-Owned	Houston, TX		2,156,843.38	571,685.51	2,728,528.89	26,202.30	8/28/01	30 years
Momentum Audi	Houston, TX		1,676,576.14	2,750,896.29	4,427,472.43	31,520.69	7/10/02	40 years
Advantage Volkswagen Northwest	Houston, TX		1,472,051.39	4,441,852.19	5,913,903.58	60,150.09	6/28/02	40 years

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Clear Lake Volkswagen	Houston, TX		1,686,271.30	4,531,854.10	6,218,125.40	23,603.41	10/10/02	40 years

Total Momentum Automotive Group			25,060,240.18	44,857,483.73	69,917,723.91	4,562,148.29
Motorcars Automotive Group
Motorcars Honda	Cleveland Heights, OH	A	818,577.57	4,279,543.42	5,098,120.99	644,810.54	10/28/98	30 years
Motorcars Pontiac	Cleveland Heights, OH	A	656,209.71	2,122,203.79	2,778,413.50	319,758.08	10/28/98	30 years

Total Motocars Automotive Group			1,474,787.28	6,401,747.21	7,876,534.49	964,568.62
Nebco of Cleveland, Inc.
Toyota of Cleveland	Cleveland, TN	B	581,158.00	1,891,854.76	2,473,012.76	212,833.58	8/13/99	30 years

Total Nebco of Cleveland, Inc.			581,158.00	1,891,854.76	2,473,012.76	212,833.58
Noarus Auto Group
Airport Marina Ford	Los Angeles, CA	A	4,898,754.82	1,950,690.13	6,849,444.95	317,296.18	7/22/98	30 years

Total Noarus Auto Group			4,898,754.82	1,950,690.13	6,849,444.95	317,296.18
O’Rielly Motor Company
O’Rielly Chevrolet	Tucson, AZ	H	4,515,061.96	5,321,124.71	9,836,186.67	908,017.55	5/22/98	30 years

Total O’Rielly Motor Company			4,515,061.96	5,321,124.71	9,836,186.67	908,017.55
Orr Automotive Group
Orr Acura	Shreveport, LA	A	536,734.87	1,380,648.03	1,917,382.90	219,059.60	8/27/98	30 years
Orr Mitsubishi	Texarkana, TX	A	142,495.69	169,188.79	311,684.48	26,844.21	8/28/98	30 years
Orr Infiniti-BMW	Shreveport, LA	A	497,268.38	967,075.44	1,464,343.82	144,118.16	8/27/98	30 years
Orr Honda	Texarkana, TX	A	1,006,979.12	1,040,404.63	2,047,383.75	160,918.38	9/16/98	30 years
Orr Superstore	Atlanta, TX	A	459,508.51	2,571,824.49	3,031,333.00	303,618.29	6/30/99	30 years

Total Orr Automotive Group			2,642,986.57	6,129,141.38	8,772,127.95	854,558.64
Paramount Automotive Group
Saturn of North Houston	Houston, TX		1,152,118.75	5,266,973.36	6,419,092.11	95,098.13	6/24/02	30 years
Saturn of Houston NW	Houston, TX		2,048,579.23	2,268,890.64	4,317,469.87	40,966.08	6/24/02	30 years
Infiniti of North Houston	Houston, TX		1,433,342.04	4,385,556.21	5,818,898.25	31,978.02	9/16/02	40 years

Total Paramount Automotive Group			4,634,040.02	11,921,420.21	16,555,460.23	168,042.23
Park Place Motorcars
Park Place Motorcars — Dallas	Dallas, TX	H	6,373,615.37	13,932,974.85	20,306,590.22	1,761,343.04	1/8/99	30 years
Park Place Lexus — Plano	Plano, TX	H	7,318,504.68	6,483,194.08	13,801,698.76	1,002,748.47	9/28/98	30 years
PPM Specialists, Inc.	Dallas, TX	H	528,767.36	1,574,618.04	2,103,385.40	243,545.10	9/28/98	30 years
Park Place Motorcars Mid-Cities	Bedford, TX	H	2,915,132.69	10,864,455.78	13,779,588.47	897,175.90	10/12/99	30 years

Total Park Place Motorcars			17,136,020.10	32,855,242.75	49,991,262.85	3,904,812.51
Pohanka Automotive Group
Pohanka Nissan of Salisbury	Salisbury, MD	H	220,415.00	230,757.00	451,172.00	42,139.74	2/27/98	30 years
Pohanka Body Shop	Salisbury, MD	H	1,122,543.77	166,184.00	1,288,727.77	40,507.18	2/27/98	20 years
Pohanka Hyundai of Salisbury	Salisbury, MD	H	634,419.00	197,652.00	832,071.00	36,094.28	2/27/98	30 years
Pohanka Honda of Salisbury	Salisbury, MD	H	428,563.00	159,768.00	588,331.00	29,175.94	2/27/98	30 years
Pohanka Toyota Mercedes Benz of Salisbury	Salisbury, MD	H	406,556.00	163,715.00	570,271.00	29,896.74	2/27/98	30 years
Pohanka Mazda of Salisbury	Salisbury, MD	H	246,923.00	167,699.00	414,622.00	30,624.12	2/27/98	30 years
Pohanka Nissan Cadillac Oldsmobile Hyundai	Fredericksburg, VA	H	1,631,721.70	3,248,564.35	4,880,286.05	480,599.67	2/19/98	30 years
Pohanka Saturn Isuzu Oldsmobile	Marlow Heights, MD	H	2,005,304.00	2,358,088.87	4,363,392.87	430,621.08	2/19/98	30 years
Pohanka Acura/Chevrolet	Chantilly, VA	H	3,367,127.00	4,308,211.38	7,675,338.38	786,742.38	2/19/98	30 years
Pohanka Lexus of Chantilly	Chantilly, VA	H	2,017,383.09	1,422,902.00	3,440,285.09	259,842.89	2/19/98	30 years
Pohanka Undeveloped Lot	Chantilly, VA	H	2,455,659.30	6,284.00	2,461,943.30	1,147.64	2/19/98	30 years
Pohanka Body Shop	Marlow Heights, MD	H	614,767.30	98,007.00	712,774.30	17,897.34	2/19/98	30 years
Pohanka Hyundai	Marlow Heights, MD	H	888,234.07	683,156.00	1,571,390.07	124,754.27	2/19/98	30 years

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Pohanka Honda	Marlow Heights, MD	H	771,065.00	2,934,756.29	3,705,821.29	535,929.49	2/19/98	30 years
Pohanka Saturn of Bowie	Bowie, MD	H	3,600,517.05	504,858.00	4,105,375.05	92,194.47	2/19/98	30 years

Total Pohanka Automotive Group			20,411,198.28	16,650,602.89	37,061,801.17	2,938,167.23
Priority Auto Group
Priority Chevrolet/Toyota	Chesapeake, VA	H	2,684,078.00	4,319,162.68	7,003,240.68	788,742.25	2/27/98	30 years
Kline Undeveloped Lot	Chesapeake, VA		1,529,566.70	0	1,529,566.70	0	2/27/98

Total Priority Auto Group			4,213,644.70	4,319,162.68	8,532,807.38	788,742.25
Rosenthal Automotive Group
Rosenthal Infiniti Mazda Nissan	Tyson's Corner, VA	G	19,396,815.03	4,446,289.05	23,843,104.08	811,957.43	2/19/98	30 years
Rosenthal Isuzu Nissan Acura Mazda	Gaithersburg, MD	G	6,810,505.66	4,998,589.00	11,809,094.66	912,815.49	2/19/98	30 years
Rosenthal Honda Jaguar	Tyson's Corner, VA	G	9,281,370.48	2,167,729.00	11,449,099.48	395,860.69	2/19/98	30 years
Rosenthal Chevrolet Jeep	Arlington, VA	G	5,009,272.38	1,783,436.00	6,792,708.38	325,681.19	2/19/98	30 years
Rosenthal Mazda	Arlington, VA	G	4,874,675.95	493,251.00	5,367,926.95	90,075.02	2/19/98	30 years
Rosenthal Storage Lot	Arlington, VA	G	4,894,106.12	15,114.00	4,909,220.12	2,759.76	2/19/98	30 years
Rosenthal Honda Body Shop	Tyson's Corner, VA	G	665,989.33	419,089.00	1,085,078.33	76,531.85	2/19/98	30 years

Total Rosenthal Automotive Group			50,932,734.95	14,323,497.05	65,256,232.00	2,615,681.43
Roundtree Automotive Group
Roundtree Auto Trim Design	Shreveport, LA	H	123,612.00	470,906.00	594,518.00	78,477.07	6/4/98	30 years
Champion Ford	Shreveport, LA	H	2,236,421.00	4,792,478.00	7,028,899.00	798,674.66	6/4/98	30 years
Roundtree Cadillac Isuzu Hummer	Shreveport, LA		1,470,534.84	1,931,846.00	3,402,380.84	321,945.25	6/4/98	30 years
Roundtree Car Central	Bossier City, LA		406,884.00	409,627.07	816,511.07	68,265.80	6/4/98	30 years
Champion Mitsubishi	Shreveport, LA	H	876,554.00	1,289,605.12	2,166,159.12	200,368.50	6/4/98	30 years
Roundtree Hyundai Subaru	Shreveport, LA		364,792.00	251,726.00	616,518.00	57,162.87	6/4/98	20 years

Total Roundtree Automotive Group			5,478,797.84	9,146,188.19	14,624,986.03	1,524,894.15
Saturn Retail Enterprises
Saturn of Plano	Plano, TX	H	2,331,098.61	2,139,853.89	4,470,952.50	270,453.82	3/25/99	30 years
Saturn of Houston — Gulf Freeway	Houston, TX	H	2,094,123.37	2,469,919.58	4,564,042.95	312,170.48	3/25/99	30 years
Saturn of the Avenues	Jacksonville, FL	H	1,154,281.49	2,116,261.46	3,270,542.95	267,471.78	3/25/99	30 years
Saturn of Regency	Jacksonville, FL	H	860,346.02	1,678,422.17	2,538,768.19	174,835.51	11/15/99	30 years
Saturn of Chattanooga	Chattanooga, TN	B	1,433,676.16	1,752,270.85	3,185,947.01	197,130.51	8/13/99	30 years

Total Saturn Retail Enterprises			7,873,525.65	10,156,727.95	18,030,253.60	1,222,062.10
Sheehy Auto Stores
Sheehy Ford of Springfield	Springfield, VA	H	4,221,356.00	2,107,330.00	6,328,686.00	384,829.12	2/19/98	30 years
Chapman Ford Sales	Philadelphia, PA	H	3,006,604.00	8,082.00	3,014,686.00	1,475.94	2/19/98	30 years
Sheehy Ford of Marlow Heights	Marlow Heights, MD	H	1,177,401.74	933,763.00	2,111,164.74	227,609.47	2/19/98	20 years
Nissan Jeep of Waldorf	Waldorf, MD	B	1,827,321.83	2,063,909.25	3,891,231.08	232,189.76	8/13/99	30 years

Total Sheehy Auto Stores			10,232,683.57	5,113,084.25	15,345,767.82	846,104.29
Sonic Automotive, Inc
Lexus of Marin	San Rafael, CA	D	2,867,233.83	3,492,409.11	6,359,642.94	356,516.67	1/14/99	20 years
Volvo of Santa Monica	Santa Monica, CA	H	3,833,129.45	2,885,258.16	6,718,387.61	300,549.85	11/10/99	30 years
Honda of Santa Monica	Santa Monica, CA	H	2,562,558.52	353,329.10	2,915,887.62	36,805.12	11/10/99	30 years
Clearwater Toyota and Mitsubishi	Clearwater, FL	H	4,136,069.53	3,915,854.02	8,051,923.55	605,660.89	9/18/98	30 years
Clearwater Collision Center	Clearwater, FL	H	331,082.04	316,218.04	647,300.08	48,909.17	9/18/98	30 years
Town & Country Ford	Charlotte, NC	B	6,119,289.07	5,082,460.96	11,201,750.03	571,776.97	8/13/99	30 years
Town & Country Ford RAC	Charlotte, NC	B	520,786.16	557,672.01	1,078,458.17	62,738.14	8/13/99	30 years
Town & Country Toyota	Charlotte, NC	B	2,999,555.49	3,435,801.73	6,435,357.22	370,215.78	8/13/99	30 years
Infiniti of Charlotte	Charlotte, NC	B	1,913,964.72	2,760,055.31	4,674,020.03	297,621.75	8/13/99	30 years
Lake Norman Chrysler Plymouth Jeep	Cornelius, NC	B	1,723,275.58	3,000,786.12	4,724,061.70	337,588.55	8/13/99	30 years
Lake Norman Jeep Used Cars	Cornelius, NC	B	1,096,004.30	1,104,670.68	2,200,674.98	124,275.50	8/13/99	30 years

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Lake Norman Dodge #1	Cornelius, NC	B	1,010,854.40	2,535,582.18	3,546,436.58	285,252.85	8/13/99	30 years
Lake Norman Dodge #2 Truck Center	Cornelius, NC	B	537,636.18	653,550.15	1,191,186.33	73,524.14	8/13/99	30 years
Freedom Chevrolet Olds Cadillac	Monroe, NC	B	1,095,931.85	2,666,402.67	3,762,334.52	299,970.14	8/13/99	30 years
Trader Bud’s Westside Dodge	Columbus, OH	B	2,092,734.71	3,808,952.11	5,901,686.82	428,507.02	8/13/99	30 years
Toyota West	Columbus, OH	B	1,470,121.66	3,253,940.04	4,724,061.70	366,068.17	8/13/99	30 years
Hatfield Hyundai Isuzu Subaru	Columbus, OH	B	2,125,937.24	2,598,124.46	4,724,061.70	292,288.92	8/13/99	30 years
Hatfield Lincoln Mercury	Columbus, OH	B	1,331,040.29	1,626,583.73	2,957,624.02	182,990.73	8/13/99	30 years
Hatfield Kia Volkswagen West	Columbus, OH	B	1,331,040.29	1,626,583.73	2,957,624.02	182,990.73	8/13/99	30 years
Baytown Chrysler Jeep	Baytown, TX	B	974,936.05	1,099,469.12	2,074,405.17	123,690.26	8/13/99	30 years
Bob Bomer Baytown	Baytown, TX		500,776.45	1,442,372.98	1,943,149.43	162,266.89	8/13/99	30 years
Lute Riley Honda	Richardson, TX	B	6,843,575.17	4,773,824.51	11,617,399.68	537,055.12	8/13/99	30 years
Lone Star Ford	Houston, TX	B	4,985,549.39	6,215,450.49	11,200,999.88	699,238.17	8/13/99	30 years
Mercedes-Benz of Daytona Beach	Daytona Beach, FL	B	922,825.47	1,262,354.97	2,185,180.44	142,014.88	8/13/99	30 years
Bondesen Chevrolet Olds Cadillac	Deland, FL	B	1,248,733.63	2,705,217.96	3,953,951.59	304,336.87	8/13/99	30 years
Sunrise Auto World	Edgewater, FL	B	304,620.38	424,102.75	728,723.13	47,711.45	8/13/99	30 years
Halifax Ford Mercury	New Smyrna, FL	B	1,443,980.29	2,392,446.47	3,836,426.76	269,150.05	8/13/99	30 years
Halifax Body Shop — Parcel 12	New Smyrna, FL	B	336,833.50	505,236.05	842,069.55	56,838.93	8/13/99	30 years
New Smyrna Chevrolet	New Smyrna, FL	B	1,354,319.72	6,571,096.39	7,925,416.11	729,912.23	8/13/99	30 years
HMC Finance Office Building	Port Orange, FL	B	426,575.73	202,294.61	628,870.34	22,758.17	8/13/99	30 years
Pensacola Honda	Pensacola, FL	B	943,985.36	2,846,715.13	3,790,700.49	195,088.37	9/1/99	30 years
Dyer & Dyer Volvo	Duluth, GA	B	3,291,270.93	1,515,620.31	4,806,891.24	170,507.42	8/13/99	30 years
Global Imports	Atlanta, GA	B	4,761,991.36	10,549,634.14	15,311,625.50	1,023,614.69	8/13/99	30 years
Infiniti of Chattanooga	Chattanooga, TN	B	1,327,613.40	2,313,330.14	3,640,943.54	239,104.38	8/13/99	30 years
Infiniti of Chattanooga #2	Chattanooga, TN	B	455,170.63	0	455,170.63	0	8/13/99
BMW of Chattanooga	Chattanooga, TN	B	934,434.09	2,225,656.12	3,160,090.21	239,822.57	8/13/99	30 years
VW Kia of Chattanooga	Chattanooga, TN	B	592,845.97	724,346.25	1,317,192.22	81,488.85	8/13/99	30 years
Town & Country Ford Cleveland	Cleveland, TN	B	953,128.61	1,953,718.03	2,906,846.64	191,300.51	8/13/99	30 years
Town & Country Ford Cleveland #2	Cleveland, TN	B	403,660.50	493,119.55	896,780.05	55,476.07	8/13/99	30 years
Jeep City Chrysler of Cleveland	Cleveland, TN	B	687,597.69	840,153.90	1,527,751.59	94,517.29	8/13/99	30 years
Altman Lincoln Mercury/Hyundai	North Charleston, SC	B	4,273,962.72	952,326.36	5,226,289.08	107,136.69	8/17/99	30 years
Century BMW	Greenville, SC	B	1,664,632.04	2,771,664.29	4,436,296.33	278,258.19	8/13/99	30 years
Newsome Chevrolet World	Columbia, SC	B	1,351,717.73	2,287,864.30	3,639,582.03	257,384.79	8/13/99	30 years
Newsome Automotive	Florence, SC	B	1,300,237.23	4,002,699.37	5,302,936.60	450,303.69	8/13/99	30 years
Fort Mill Dodge	Fort Mill, SC	B	1,405,770.34	3,318,291.38	4,724,061.72	373,307.91	8/13/99	30 years
Heritage Lincoln Mercury	Greenville, SC	B	1,684,188.45	1,409,824.20	3,094,012.65	158,605.27	8/13/99	30 years
BMW of Fairfax	Fairfax, VA	B	2,062,679.04	2,421,473.68	4,484,152.72	272,415.96	8/13/99	30 years
Manhattan BMW of Fairfax — Storage	Fairfax, VA	B	963,849.24	2,836,113.50	3,799,962.74	223,572.03	8/13/99	30 years
Mercedes Benz of Fort Myers	Fort Myers, FL	K	1,550,567.03	1,467,684.24	3,018,251.27	152,883.75	11/4/99	30 years
BMW of Fort Myers	Fort Myers, FL	K	4,277,225.40	1,873,799.91	6,151,025.31	195,187.49	11/4/99	30 years
Honda of Fort Myers	Fort Myers, FL	K	2,745,372.25	5,517,908.06	8,263,280.31	144,383.49	11/4/99	30 years
Classic Cadillac Pontiac	Montgomery, AL	C	2,642,943.52	3,230,264.29	5,873,207.81	300,594.15	3/3/00	30 years
Friendly Ford Lincoln Mercury	Montgomery, AL	C	2,460,558.66	3,182,924.52	5,643,483.18	296,188.87	3/3/00	30 years
Lake Norman Collision Center	Cornelius, NC	C	999,449.06	3,797,983.94	4,797,433.00	290,123.90	9/15/00	30 years
Fort Myers Raw Land	Fort Myers, FL	C	836,829.71	359,378.59	1,196,208.30	23,535.19	9/15/00	30 years
Pensacola Honda Lot	Pensacola, FL	C	382,789.07	195,812.64	578,601.71	8,174.28	9/20/00	30 years
Capital Chevrolet	Montgomery, AL	C	2,847,663.81	3,237,408.91	6,085,072.72	253,494.97	9/28/00	30 years
Volvo of Dallas	Carrolton, TX	C	1,760,052.92	4,676,767.85	6,436,820.77	344,262.03	10/6/00	30 years
Ron Craft Chevrolet Cadillac Oldsmobile	Baytown, TX	D	2,105,575.23	14,301,755.62	16,407,330.85	973,313.95	12/19/00	30 years
Fort Mill Ford Chrysler Jeep	Fort Mill, SC	D	1,371,061.30	9,924,173.77	11,295,235.07	675,395.18	12/19/00	30 years
Gary McKinney Toyota Used	Fort Worth, TX	H	1,153,524.29	2,204,965.70	3,358,489.99	143,935.17	1/23/01	30 years
City Chevrolet	Oklahoma City, OK		1,503,248.02	5,512,677.46	7,015,925.48	190,318.60	10/16/01	35 years
Lone Star Chevrolet	Jersey Village, TX	H	5,450,421.88	9,607,541.49	15,057,963.37	290,227.82	10/31/01	40 years
Don Massey Cadillac	Plymouth, MI	E	4,542,676.02	4,542,676.02	9,085,352.04	89,907.14	3/29/02	40 years
Capitol Cadillac	Lansing, MI	E	1,611,820.00	3,425,116.72	5,036,936.72	67,788.76	3/29/02	40 years
Don Massey Used Car Center	Englewood, CO	E	2,872,414.03	2,670,841.12	5,543,255.15	52,860.38	3/29/02	40 years

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Crest Cadillac	Nashville, TN	E	1,804,948.41	4,412,096.14	6,217,044.55	87,322.76	3/29/02	40 years
Crest Honda World	Nashville, TN	E	1,804,203.28	3,708,640.07	5,512,843.35	57,947.48	5/20/02	40 years
Massey Cadillac	Orlando, FL	E	2,140,227.75	6,420,683.25	8,560,911.00	127,076.00	3/29/02	40 years
Massey Cadillac South	Orlando, FL	E	1,008,115.80	2,352,270.20	3,360,386.00	46,555.34	3/29/02	40 years
Massey Cadillac Olds	Sanford, FL	E	2,428,452.33	2,226,081.31	4,654,533.64	44,057.87	3/29/02	40 years
Massey Cadillac	Detroit, MI	E	1,418,900.80	2,128,351.20	3,547,252.00	42,123.66	3/29/02	40 years
Massey Cadillac (Detroit) Body Shop	Southfield, MI	E	471,131.67	677,969.96	1,149,101.63	13,418.16	3/29/02	40 years
Arnold Palmer Cadillac	Pineville, NC	E	3,635,631.82	2,423,754.54	6,059,386.36	47,970.16	3/29/02	40 years
Massey Cadillac Garland	Garland, TX	B	1,662,889.50	4,585,543.78	6,248,433.28	62,095.92	6/28/02	40 years
Honda West	Las Vegas, NV		4,736,556.04	7,532,353.04	12,268,909.08	149,077.82	3/29/02	40 years
Volvo of Houston	Houston, TX		3,351,539.56	2,604,323.20	5,955,862.76	51,543.90	3/29/02	40 years
Volvo of Houston Body Shop	Houston, TX		171,822.73	90,102.17	261,924.90	1,783.25	3/29/02	40 years
Frank Parra Autoplex Chevy	Irving, TX		4,299,982.84	2,584,008.38	6,883,991.22	29,608.42	7/3/02	40 years
Frank Parra Autoplex Chrysler Jeep	Irving, TX		3,807,543.39	3,350,437.24	7,157,980.63	38,390.42	7/3/02	40 years
Frank Parra Autoplex Mitsubishi	Irving, TX		1,698,315.28	3,851,859.44	5,550,174.72	44,135.88	7/3/02	40 years
Acura 101 West	Calabasas, CA		4,435,007.16	3,427,410.09	7,862,417.25	39,272.41	7/16/02	40 years
McKinney Toyota #2	Fort Worth, TX		2,756,582.03	5,831,231.19	8,587,813.22	6,074.20	12/23/02	40 years

Total Sonic Automotive, Inc.			170,245,749.01	254,667,447.31	424,913,196.32	18,112,157.56
Spurr Automotive Group
Spurr Chevrolet	Brockport, NY	A	356,032.85	2,164,438.26	2,520,471.11	273,561.00	3/25/99	30 years
Spurr Parking Lot	Brockport, NY	A	30,638.83	26,768.64	57,407.47	3,383.37	3/25/99	30 years

Total Spurr Automotive Group			386,671.68	2,191,206.90	2,577,878.58	276,944.37
Sterling Collision Centers, Inc.
JSI Collision Centers — Bedford	Bedford, OH	B	73,601.57	1,398,429.83	1,472,031.40	157,323.46	8/13/99	30 years
JSI Collision Centers — Cuyahoga Falls	Cuyahoga Falls, OH	B	432,245.71	1,334,191.97	1,766,437.68	150,096.64	8/13/99	30 years
JSI Collision Centers — Cleveland	Cleveland, OH	B	448,136.38	1,023,895.02	1,472,031.40	115,188.08	8/13/99	30 years

Total Sterling Collision Centers, Inc.			953,983.66	3,756,516.82	4,710,500.48	422,608.18
The Price Organization
Price Salisbury Buick Pontiac GMC	Salisbury, MD	H	649,805.00	696,792.00	1,346,597.00	127,244.54	12/27/98	30 years

Total The Price Organization			649,805.00	696,792.00	1,346,597.00	127,244.54
Town & Country Automotive
Town & Country Super Used Car Store	Middletown, CT		177,769.68	1,081,524.00	1,259,293.68	255,523.92	6/9/98	20 years
Town & Country Lincoln Mercury Mazda	Middletown, CT		542,903.68	1,238,415.00	1,781,318.68	292,591.36	6/9/98	20 years
Town & Country Chrysler Jeep	Middletown, CT		697,974.68	765,319.00	1,463,293.68	180,816.45	6/9/98	20 years
Town & Country Mazda	Ivorytown, CT		302,976.67	905,317.00	1,208,293.67	213,892.71	6/9/98	20 years
Town & Country Buick Pontiac GMC	Middletown, CT		453,095.85	1,484,056.72	1,937,152.57	337,004.56	6/9/98	20 years

Total Town & Country Automotive			2,174,720.56	5,474,631.72	7,649,352.28	1,279,829.00
UnitedAuto Group
Kelley Buick Roswell	Roswell, GA	H	2,956,057.31	3,061,850.87	6,017,908.18	498,035.68	7/23/98	30 years
Infiniti of North Olmstead/Mercedes-Benz	N. Olmstead, OH	A	1,974,997.55	3,187,806.68	5,162,804.23	480,315.40	10/28/98	30 years
Citrus Chrysler Jeep Dodge	Dade City, FL	B	548,395.24	1,088,503.68	1,636,898.92	122,456.61	8/13/99	30 years
Citrus Chrysler Used Car Lot	Dade City, FL	B	247,301.28	0	247,301.28	0	8/13/99
Chauncey Ranch Auto Mall	Phoenix, AZ	J	33,185,867.45	66,907,235.50	100,093,102.95	487,865.27	9/11/02	40 years
Goodson Honda	Houston, TX		5,513,872.11	11,215,108.81	16,728,980.92	11,682.41	12/16/02	40 years
Central Florida Toyota	Kissimmee, FL		3,809,359.88	5,432,681.88	9,242,041.76	5,659.04	12/16/02	40 years
Toyota of Bloomfield	Bloomfield Hills, MI		2,586,251.43	2,818,453.57	5,404,705.00	2,935.89	12/16/02	40 years

Total UnitedAuto Group			50,822,102.25	93,711,640.99	144,533,743.24	1,608,950.30
Warren Henry Automobiles, Inc.
Warren Henry Infiniti	Miami, FL	A	3,279,263.20	2,562,605.70	5,841,868.90	406,593.62	8/27/98	30 years

			Gross Amount at December 31, 2002

				Building		Accumulated		Depreciation
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Depreciation (3)	Date Acquired	Life

Land Rover North Dade	Miami, FL	A	958,959.42	913,175.50	1,872,134.92	144,888.03	8/27/98	30 years
Warren Henry Jaguar Volvo	Miami, FL	A	2,560,915.81	2,430,811.68	4,991,727.49	385,682.84	8/27/98	30 years

Total Warren Henry Automobiles			6,799,138.43	5,906,592.88	12,705,731.31	937,164.49

TOTALS			632,867,538.10	941,285,587.92	1,574,153,126.02	85,523,318.40

A.	Properties are secured by 7.54% fixed rate debt due 7/6/11
B.	Properties are secured by variable rate debt due 9/29/11
C.	Properties are secured by 7.565% fixed rate debt due 11/12/12
D.	Properties are secured by 7.5975% fixed rate debt due 12/18/12
E.	Properties are secured by variable rate debt due 5/1/12
F.	Properties are secured by 7.50% fixed rate debt due 8/10/13
G.	Properties are secured by 7.59% fixed rate debt due 12/1/08
H.	Properties are secured by Triple Net Lease Mortgage Notes, Series 2002
I.	Properties are secured by 7.50% fixed rate debt due 4/20/03
J.	This property is secured by short-term variable rate debt due 4/18/03
K.	Properties are secured by variable rate debt due 12/22/09

1.	The aggregate cost of land, buildings and improvements on a Federal Income Tax basis is $1,487,810,096 (unaudited) at December 31, 2002.

2.	Reconciliation of Real Estate Properties

Balance at January 1, 2000	$935,524,754.08
Acquisitions, including WIP costs	108,397,602.66
Dispositions	(6,052,444.81)

Balance at December 31, 2000	1,037,869,911.93
Acquisitions, including WIP costs	200,497,660.92
Dispositions	(8,673,868.87)

Balance at December 31, 2001	1,229,693,703.98
Acquisitions, including WIP costs	352,155,187.34
Dispositions	(7,695,765.30)

Balance at December 31, 2002	$1,574,153,126.02

3.	Reconciliation of Accumulated Depreciation

Balance at January 1, 2000	$21,201,368.94
2000 depreciation expense, net of retirements	17,442,731.15

Balance at December 31, 2000	38,644,100.09
2001 depreciation expense, net of retirements	21,145,220.72

Balance at December 31, 2001	59,789,320.81
2002 depreciation expense, net of retirements	25,733,997.59

Balance at December 31, 2002	$85,523,318.40