Form 10-K/A
period 2002-12-31
CAPITAL AUTOMOTIVE REIT
filed 2003-03-26
CIK 1049316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The Annual Report on Form 10-K of Capital Automotive REIT (the “Company”) for the year ended December 31, 2002 is being amended to include, in Item 15(d), summarized financial information of Sonic Automotive, Inc. and its affiliates (“Sonic”). Sonic is a tenant of the Company and leases properties with carrying values that represent more than 20 percent of the Company’s total assets for the year ended December 31, 2002. This summarized financial information was not available to the Company at the time the Company filed its Annual Report on Form 10-K for the year ended December 31, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(b)	Exhibits

Exhibit No.	Description

99	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(d)	Other Financial Information

The following summarized information is filed as part of this report as a result of Sonic leasing properties with carrying values that represent more than 20 percent of the Company’s total assets for the year ended December 31, 2002. The summarized financial information presented for Sonic as of December 31, 2002 and 2001, and for each of the years ended December 31, 2002, 2001 and 2000, was obtained from the Annual Report on Form 10-K filed by Sonic with the Securities and Exchange Commission for the year ended December 31, 2002.

Sonic Automotive, Inc. and its affiliates
Selected Financial Data
(In Thousands)

Consolidated Balance Sheets Data:

	December 31,

	2002	2001

Current Assets	$1,301,627	$960,739
Noncurrent Assets	1,073,681	849,630
Current Liabilities	1,038,384	741,696
Noncurrent Liabilities	699,746	551,412
Stockholders’ Equity	637,178	517,261

Consolidated Statements of Income Data:

	Years Ended December 31,

	2002	2001	2000

Total Revenues	$7,071,015	$5,879,909	$5,444,301
Gross Profit	1,090,930	904,660	816,589
Operating Income	235,207	200,238	200,544
Net Income	106,564	79,329	74,172

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of March, 2003.

Capital Automotive REIT

By:	/s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer

CERTIFICATION

I, Thomas D. Eckert, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Capital Automotive REIT (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	BY: /s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer

CERTIFICATION

I, David S. Kay, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Capital Automotive REIT (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	BY: /s/ David S. Kay David S. Kay Senior Vice President and Chief Financial Officer

4