Form 10-Q
period 2003-03-31
CAPITAL AUTOMOTIVE REIT
filed 2003-05-12
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______.

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

Yes   X      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X      No

Number of common shares of beneficial interest outstanding as of April 30, 2003 was 31,301,719.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.

Part I – Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets – March 31, 2003 (unaudited) and December 31, 2002	3
Consolidated Statements of Operations (unaudited) – three months ended March 31, 2003 and March 31, 2002	4
Consolidated Statements of Cash Flows (unaudited) – three months ended March 31, 2003 and March 31, 2002	5
Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income (unaudited) – three months ended March 31, 2003	6
Notes to Consolidated Financial Statements (unaudited)	7 – 17
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 30
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	30 – 31
Item 4 – Controls and Procedures	31 – 33
Part II – Other Information
Item 1 – Legal Proceedings	34
Item 2 – Changes in Securities	34
Item 3 – Defaults Upon Senior Securities	34
Item 4 – Submission of Matters to Vote to Security Holders	34
Item 5 – Other Information	34
Item 6 – Exhibits and Reports on Form 8-K	34
Signatures	35
Rule 13a-14(a) Certification of Chief Executive Officer	36 – 37
Rule 13a-14(a) Certification of Chief Financial Officer	38 – 39

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate:
Land	$641,751	$632,868
Buildings and improvements	948,360	941,285
Accumulated depreciation	(92,736)	(85,523)

	1,497,375	1,488,630
Cash and cash equivalents	14,255	7,442
Other assets, net	56,269	46,398

Total Assets	$1,567,899	$1,542,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,029,112	$898,733
Borrowings under credit facilities	2	111,096
Accounts payable and accrued expenses	30,674	29,022
Security deposits payable	7,070	6,948

Total Liabilities	1,066,858	1,045,799

Minority Interest	114,606	116,048
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 28,798,092 shares issued and outstanding as of March 31, 2003 and 28,321,396 shares issued and outstanding as of December 31, 2002	288	283
Additional paid-in-capital	421,462	413,688
Deferred compensation	(2,675)	(1,550)
Accumulated other comprehensive income (loss)	(17,472)	(16,274)
Distributions in excess of accumulated earnings	(15,168)	(15,524)

Total Shareholders’ Equity	386,435	380,623

Total Liabilities and Shareholders’ Equity	$1,567,899	$1,542,470

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2003	2002

Revenue:
Rental	$40,238	$32,152
Interest and other	223	129

Total revenue	40,461	32,281

Expenses:
Depreciation and amortization	7,426	5,912
General and administrative	2,233	2,123
Interest	15,374	10,184

Total expenses	25,033	18,219

Income from continuing operations before minority interest	15,428	14,062
Minority interest	(3,559)	(3,260)

Income from continuing operations	11,869	10,802

Income from discontinued operations	32	52
Gain on sale of real estate	35	—

Total discontinued operations	67	52

Net income	$11,936	$10,854

Shares of common stock outstanding used to compute basic earnings per share	28,279	26,547

Basic earning per share:
Income from continuing operations	$0.42	$0.41
Net income	$0.42	$0.41

Shares of common stock outstanding used to compute diluted earnings per share	29,205	27,834

Diluted earnings per share:
Income from continuing operations	$0.41	$0.39
Net income	$0.41	$0.39

Dividends declared per share	$0.4065	$0.3890

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$11,936	$10,854
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(35)	—
Stock compensation expense	334	281
Depreciation and amortization	7,951	6,238
Income from continuing operations applicable to minority interest	3,559	3,260
Income from discontinued operations applicable to minority interest	10	16
Increase in other assets	(1,431)	(1,510)
Increase in accounts payable and accrued expenses	590	3,840
Increase in security deposits payable	122	80

Net cash provided by operating activities	23,036	23,059

Cash flows from investing activities:
Purchase of furniture and equipment	(20)	(55)
Real estate acquisitions	(17,090)	(68,133)
Real estate dispositions	1,025	—

Net cash used in investing activities	(16,085)	(68,188)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	—	56,578
Proceeds from mortgage debt	228,000	48,600
Repayment of borrowings under credit facilities	(111,093)	(32,400)
Repayment of mortgage debt	(91,638)	—
Mortgage principal payments	(5,983)	(3,350)
Payments for debt issuance costs	(5,760)	(910)
Increase in restricted cash	(3,247)	(104)
Payment of cash dividend	(10,046)	(10,367)
Distributions to minority partners	(3,453)	(3,114)
Payment for the purchase of outstanding warrants to purchase common shares	—	(6,328)
Proceeds from issuance of other common shares, net of costs	3,082	3,665

Net cash (used in) provided by financing activities	(138)	52,270

Net increase in cash and cash equivalents	6,813	7,141
Cash and cash equivalents at beginning of period	7,442	9,490

Cash and cash equivalents at end of period	$14,255	$16,631

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$—	$19,000

Interest paid during the period	$12,407	$5,555

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

				Distributions in		Accumulated
	Common Shares		Additional	Excess of		Other		Other
			Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income
Balance at December 31, 2002 (audited)	28,321,396	$283	$413,688	$(15,524)	$(1,550)	$(16,274)	$380,623	$25,306
Adjustment to reflect minority interest ownership in Partnership	—	—	215	—	—	—	215	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	66,527	1	1,580	—	—	—	1,581	—
Issuance of restricted shares	61,699	1	1,416	—	(1,417)	—	—	—
Amortization of deferred compensation	—	—	—	—	292	—	292	—
Issuance of phantom shares, net of forfeitures	12,460	—	103	—	—	—	103	—
Exercise of common stock options and warrants	232,451	2	3,065	—	—	—	3,067	—
Redemption of units of limited partnership interest in the Partnership to common shares	103,559	1	1,353	—	—	—	1,354	—
Accrued compensation	—	—	42	—	—	—	42	—
Change in valuation of interest rate swap	—	—	—	—	—	(1,198)	(1,198)	(1,198)
Dividends declared	—	—	—	(11,580)	—	—	(11,580)	—
Net income	—	—	—	11,936	—	—	11,936	11,936

Balance at March 31, 2003 (unaudited)	28,798,092	$288	$421,462	$(15,168)	$(2,675)	$(17,472)	$386,435	$10,738

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of March 31, 2003, owned approximately 77.1% of the units of limited partnership interest in the Partnership, which we refer to as Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, (ii) the term dealer group to refer to a group of related persons and companies who sell us properties, and (iii) the terms dealer group, tenant or operators of dealerships to refer to the related persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations.

As of March 31, 2003, we had invested nearly $1.6 billion in 295 properties located in 28 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia), consisting of approximately 2,096 acres of land and containing approximately 12.0 million square feet of buildings and improvements. Our tenants operate 410 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended March 31, 2003 of 20 years), with our entire portfolio having a weighted average initial lease term of approximately 14.4 years. As of March 31, 2003, our portfolio had a weighted average remaining lease term of approximately 11.5 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Real Estate and Depreciation

Real estate assets are recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 40 years for the buildings and improvements. Real estate depreciation expense was approximately $7.4 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $22,000 and $16,000 for the three months ended March 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash reserved to fund debt service payments and funds invested in cash collateral accounts. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the swap valuations at any point in time, to protect lenders in case of an early termination by us. The cash collateral accounts are controlled by the lenders, however, we earn the interest on the funds held. Restricted cash is included in other assets and totaled approximately $19.4 million and $16.1 million as of March 31, 2003 and December 31, 2002, respectively.

Deferred Loan Costs

Certain costs incurred in connection with obtaining our credit facilities and issuance of mortgage debt are capitalized and generally amortized over the terms of the respective credit facilities or mortgage debt using the effective interest method or on a straight-line basis which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and total approximately $18.7 million and $13.4 million as of March 31, 2003 and December 31, 2002, respectively. Loan cost amortization expense was approximately $522,000 and $279,000 for the three months ended March 31, 2003 and 2002, respectively.

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities. These activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and total approximately $1.3 million and $1.2 million as of March 31, 2003 and December 31, 2002, respectively. Leasing cost amortization expense was approximately $41,000 and $36,000 for the three months ended March 31, 2003 and 2002, respectively.

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

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of March 31, 2003, approximately $384.1 million of our nearly $1.6 billion real estate portfolio, or 24%, was subject to variable rate leases. This compares to approximately $320.5 million of our approximately $1.3 billion real estate portfolio, or 24%, that was subject to variable rate leases as of March 31, 2002. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. Certain of our leases also provide for fixed minimum and/or maximum periodic adjustments during the initial lease term, generally based on a fixed percentage of the base rent. We straight-line the fixed minimum escalator rental income over the initial lease term. Any rent adjustments above the fixed minimum escalators are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $13.0 million and $11.8 million as of March 31, 2003 and December 31, 2002, respectively. Straight-lined rental revenue was approximately $1.2 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively.

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

Share-Based Compensation

The Capital Automotive Group 1998 Equity Incentive Plan (as amended in February 1999 and as restated and amended in February 2002), which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At March 31, 2003, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based compensation expense is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board, commonly referred to as FASB, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure,” to share-based compensation (in thousands, except per share data).

	For the Three Months
	Ended March 31,
	2003	2002

Net income, as reported	$11,936	$10,854
Add: Share-based compensation expense included in reported net income, net of minority interest	257	216
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(303)	(417)

Pro forma net income	$11,890	$10,653
Basic earnings per share:
As reported	$0.42	$0.41
Pro forma	$0.42	$0.40
Diluted earnings per share:
As reported	$0.41	$0.39
Pro forma	$0.41	$0.39

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

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the current year presentation.

3.     NEW ACCCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, commonly referred to as FIN 46, “Consolidation of Variable Interest Entities.” Under FIN 46, companies will be required to determine if they are the primary beneficiary of a variable interest entity, commonly referred to as a VIE. If they are the primary beneficiary, the VIE must be consolidated. All companies with variable interests in VIEs created after January 31, 2003 must apply the provisions of FIN 46 immediately. Public companies with a variable interest in a VIE created before February 1, 2003 shall apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that a company will consolidate or disclose information about a VIE when FIN 46 becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003. FIN 46 has not had a significant impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other items, SFAS No. 145 rescinds FASB Statement No. 4, “Reporting of Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Beginning with the filing of these interim financial statements, we have implemented SFAS No. 145. As a result, we reclassified expenses related to an extinguishment of debt during 2001 from an extraordinary item, totaling $526,000 net of minority interest, to interest expense, totaling $702,000 before minority interest. This reclassification decreased our income from continuing operations before minority interest for 2001, but had no impact on our net income.

4.     ACQUISITIONS

During the three months ended March 31, 2003, we completed the acquisition of four properties for a total of approximately $17.1 million. These properties are leased to subsidiaries of Asbury Automotive Group, Inc. We paid for the acquisitions with net proceeds received from the debt securitization completed during the first quarter of 2003, as discussed in Note 6 below. These acquisitions added approximately 56,000 square feet of buildings and improvements on approximately 25 acres of land in two states (Florida and Texas). The weighted average initial lease term of these properties is 20 years. Each lease has two, 10-year renewal options exercisable at the option of the tenant. As of March 31, 2003, we leased four properties to subsidiaries of Asbury Automotive Group, Inc., representing approximately 1% of our total annualized rental revenue.

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

During the three months ended March 31, 2003, we sold one property and received net proceeds of approximately $1.0 million resulting in a gain of approximately $46,000. The property had a carrying value on the date of sale of approximately $979,000. The gain on the disposition of this property and the earnings generated from this property have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest. Revenue from properties sold subsequent to January 1, 2002 (not including the gain on the sale of the properties) for the three months ended March 31, 2003 and 2002 was $48,000 and $191,000, respectively. Total discontinued operations from properties sold subsequent to January 1, 2002 for the three months ended March 31, 2003 and 2002 was $67,000 and $52,000, respectively.

6.     MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

As of March 31, 2003, we had total debt outstanding of approximately $1.0 billion (consisting of approximately $806.5 million of fixed rate and approximately $222.6 million of variable rate debt), which was mortgage debt secured by approximately 265 of our properties. In addition, we had $2,000 outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2003 and December 31, 2002 (dollars in thousands):

		Principal Balance	Principal Balance
		as of March 31,	as of December 31,	Effective Interest	Term/ Amortization
Description of Debt	Original Debt Issued	2003	2002	Rate*	Schedule

7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	4.34%	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	34,218	34,572	7.94%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	93,946	94,413	7.85%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	26,220	26,220	7.68%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (4)	32,054	29,781	29,781	7.64%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (5)	82,600	78,470	79,158	7.62%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (6)	325,000	315,853	318,995	7.70%	(6)
Triple Net Lease Mortgage Notes, Series 2003-1 (7)	228,000	228,000	—	5.86%	(7)

Total Mortgage Fixed Rate Debt		$806,488	$593,910	7.62%

Variable rate debt due 9/29/11 (8)	150,000	142,842	143,907	3.70%	12 yr/25 yr
Various variable rate debt (9)	83,550	79,782	80,049	4.53%	10 to 11 yr/25 yr
Short-term variable rate debt (10)	80,867	—	80,867	4.47%	(10)

Total Mortgage Variable Rate Debt		$222,624	$304,823	4.12%

TOTAL MORTGAGE DEBT		$1,029,112	$898,733	6.46%

$100 million revolving secured facility (11)		2	65,096	4.44%	(11)
$60 million revolving unsecured facility (12)		—	46,000	4.11%	(12)

TOTAL CREDIT FACILITIES		$2	$111,096	4.31%

TOTAL DEBT OUTSTANDING		$1,029,114	$1,009,829	6.24%

•	For the quarter ended March 31, 2003. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) below.

(2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

(3)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

(4)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans.

(5)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(6)	During 2002, one of our subsidiaries issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes have a weighted average effective interest rate (including deferred fees amortized over the life of the notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	157,835	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	73,054	7/15/15
A-3	75,900	75,900	6/15/22

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The Partnership has provided a guaranty limited to approximately $26.1 million of this loan, contingent upon the occurrence of certain circumstances. In connection with the issuance of this debt, in certain situations, the Company guarantees payments of principal and interest and any unpaid debt. The term of the guaranty is the same as the term of the debt.

(7)	On March 26, 2003, one of our subsidiaries issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. The debt, which is collateralized by 50 properties, is fixed rate. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	109,000	9/25/15
A-2	119,000	119,000	3/25/19

The Class A-1 and Class A-2 notes have weighted average effective interest rates (including deferred fees amortized over the life of the notes) of approximately 5.4% and 6.3%, respectively. The notes amortize in succession over a 20-year amortization schedule with the Class A-1 notes fully-amortizing and the Class A-2 notes requiring a final payment at maturity of approximately $70.8 million. Net proceeds were used to pay down borrowings on the Company’s short-term credit facilities totaling approximately $111 million and to pay off approximately $92 million of short-term variable rate mortgage debt due in April 2003. The remaining net proceeds were used to fund acquisitions and for general corporate purposes. In connection with the issuance of this debt, in certain situations, the Company guarantees payments of principal and interest and any unpaid debt. The term of the guaranty is the same as the term of the debt.

(8)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $106.9 million.

(9)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1/P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $62.3 million.

(10)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) above.

(11)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of March 31, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 305 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which terminates on March 21, 2004, and is renewable annually.

(12)	The facility provides for a three-year term with interest determined, at the Company’s option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. Properties are eligible within the borrowing base for 180 days, unless extended by the Company and the lender.

As of March 31, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of March 31, 2003 are as follows (in thousands):

For the Year Ended December 31,
2003	$25,950
2004	33,894
2005	35,963
2006	38,087
2007	40,365
Thereafter	854,853

Total	$1,029,112

Interest Rate Swaps

To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $141 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $18.1 million and $258,000 as of March 31, 2003 and 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $10.7 million and $11.5 million, respectively. The unrealized gain (loss) as of December 31, 2002 and 2001 was as follows (in thousands):

	As of March 31,
	2003	2002

Derivative instrument asset (liability)	$(17,472)	$2,875

7.     MINORITY INTEREST

Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Units held by the Minority Interest at the end of the period by the total Units outstanding at the end of the period, excluding derivative securities. The Minority Interest ownership percentage in assets and liabilities of the Partnership was 22.9% and 23.4% as of March 31, 2003 and December 31, 2002, respectively.

Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Units held by the Minority Interest by the total weighted average number of Units outstanding during the period, excluding derivative securities. The Minority Interest ownership percentage in income of the Partnership was 23.1% and 23.2% for the three months ended March 31, 2003 and 2002, respectively.

Holders of Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 8.5 million and 8.6 million limted partnership units in the Partnership, as of March 31, 2003 and December 31, 2002, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

8.     EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average common shares, excluding restricted shares, outstanding for the period. Diluted earnings per share is computed as net income, adjusted to reflect the change in the income allocated to minority interest calculated as if the derivative securities were outstanding, divided by the weighted average common shares outstanding for the period plus the effect of dilutive securities outstanding for the period, based on the treasury stock method. Dilutive securities include options, warrants, phantom shares and restricted shares. A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Income from continuing operations	$11,869	$10,802
Adjustments (1)	88	116

Income from continuing operations used to calculate diluted earnings per share	$11,957	$10,918

Basic earnings per share	$0.42	$0.41
Diluted earnings per share	$0.41	$0.39

Net income	$11,936	$10,854
Adjustments (1)	89	118

Net income used to calculate diluted earnings per share	$12,025	$10,972

Basic earnings per share	$0.42	$0.41
Diluted earnings per share	$0.41	$0.39

Weighted average shares:
Common shares outstanding used to compute basic earnings per share	28,279	26,547
Adjustments (1)	926	1,287

Common shares outstanding used to compute diluted earnings per share	29,205	27,834

(1)  The adjustment to income reflects the change in the income allocated to minority interest calculated as if the dilutive securities were outstanding. The adjustment to weighted average shares reflects the effect of dilutive securities outstanding for the period, using the treasury stock method.

9.     DIVIDENDS DECLARED PER SHARE

Dividends are generally declared a quarter in arrears. Dividends declared per share for the three months ended March 31, 2003 and 2002 represent the fourth quarter dividend for 2002 and 2001, respectively.

10.     SUBSEQUENT EVENTS

Declaration of Dividend. On April 15, 2003, our Board of Trustees declared a cash dividend of $0.4085 per share, which will be paid on May 20, 2003 to shareholders of record as of May 9, 2003.

On April 25, 2003, we sold 2,350,000 common shares in an underwritten public offering at an initial price to the public of $26.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $57.7 million. In addition, on May 2, 2003, 352,500 common shares subject to the underwriters’ over-allotment option were issued at an initial price to the public of $26.00 per share, resulting in net proceeds of approximately $8.7 million, after deducting the discounts and commissions to the underwriters. After the offering, $64.2 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and will use them to fund future acquisitions, repay borrowings under our short-term credit facilities and for general corporate purposes.

CAPITAL AUTOMOTIVE REIT
ITEM II — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS –
THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company’s Form 8-K/A filed on February 12, 2003. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risk related to our reliance on a small number of tenants for a significant portion of our revenue;

•	risks of financing, such as our ability to consummate planned and additional financings on terms that are acceptable to us and our ability to meet existing financial covenants;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks that planned and additional acquisitions may not be consummated;

•	risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, marketing or other practices or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of March 31, 2003, we had invested nearly $1.6 billion in 295 properties located in 28 states, consisting of approximately 2,096 acres of land and containing approximately 12.0 million square feet of buildings and improvements. Our tenants operate 410 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended March 31, 2003 of 20 years), with our entire portfolio having a weighted average initial lease term of approximately 14.4 years. As of March 31, 2003, our portfolio had a weighted average remaining lease term of approximately 11.5 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenant (with renewal options ranging from a total of five to 40 years).

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned from the temporary investment of funds in short-term investments; and (3) other fee income.

We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees, office administration expenses (including rent), business taxes and insurance and various other expenses incurred in managing our business. We are a self-administered and self-managed real estate company operating as a real estate investment trust, or a REIT, for federal income tax purposes. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a nine-year to 40-year period for tax purposes and a 20-year to 40-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

RECENT DEVELOPMENTS

On April 25, 2003, we sold 2,350,000 common shares in an underwritten public offering at an initial price to the public of $26.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $57.7 million. In addition, on May 2, 2003, 352,500 common shares subject to the underwriters’ over-allotment option were issued at an initial price to the public of $26.00 per share, resulting in net proceeds of approximately $8.7 million, after deducting the discounts and commissions to the underwriters. After the offering, $64.2 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and will use them to fund future acquisitions, repay borrowings under our short-term credit facilities and for general corporate purposes.

FIRST QUARTER ACQUISITIONS

During the three months ended March 31, 2003, we completed the acquisition of four properties for a total of approximately $17.1 million. These properties are leased to subsidiaries of Asbury Automotive Group, Inc. We paid for the acquisitions with net proceeds received from the debt securitization completed during the first quarter of 2003, as discussed in “Liquidity and Capital Resources — Mortgage Debt and Revolving Credit Facilities” below. These acquisitions added approximately 56,000 square feet of buildings and improvements on approximately 25 acres of land in two states (Florida and Texas). The weighted average initial lease term of these properties is 20 years. Each lease has two, 10-year renewal options exercisable at the option of the tenant. As of March 31, 2003, we leased four properties to subsidiaries of Asbury Automotive Group, Inc., representing approximately 1% of our total annualized rental revenue.

RESULTS OF OPERATIONS

Revenue

Rental. Rental revenue for the three months ended March 31, 2003 increased 25% to $40.2 million from $32.2 million for the same quarter in 2002. The increase was primarily attributable to:

•	the growth of our real estate portfolio, the timing of our property acquisitions and whether or not our leases have fixed minimum escalators, from which we generate our rental income. We owned 295 properties as of March 31, 2003 versus 274 properties as of March 31, 2002, although four of the properties owned as of March 31, 2002 were sold subsequent to March 31, 2002 and reclassified from rental revenue to discontinued operations as discussed under "-Discontinued Operations” below;

•	during the first quarter of 2002, we converted the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate, resulting in an increase in rental revenue. Other terms of the leases, including lease escalators, remained unchanged; and

•	an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

Interest and Other. Interest and other income for the three months ended March 31, 2003 increased 73% to $223,000 from $129,000 for the same quarter in 2002. The increase was primarily due to an increase in interest earned on funds invested in our cash collateral accounts, totaling $18.1 million and $258,000 as of March 31, 2003 and 2002, respectively, and an increase in other fee income. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The cash collateral accounts are controlled by the lenders, however, we earn interest on the funds held.

Expenses

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2003 increased 26% to $7.4 million from $5.9 million for the same quarter in 2002. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses for the three months ended March 31, 2003 increased $110,000, or 5%, to $2.2 million from $2.1 million for the same quarter in 2002. The increase in operating expenses is due primarily to:

•	an increase in payroll and related expenses primarily attributable to an increase in base compensation, the award of additional stock based compensation to employees, and an increase in the number of employees;

•	an increase in rent and occupancy costs due to the relocation of our offices during the fourth quarter of 2002;

•	an increase in directors and officers insurance due to an increase in market rates;

•	the purchase of errors and omissions insurance which our subsidiary, CARS Loan Servicer L.L.C., is required to maintain as a condition to servicing the debt securitizations that closed during 2002 and 2003;

•	an increase in fees paid for certain professional services; and

•	an increase in costs associated with our Board of Trustees meetings.

The increase in operating expenses from the same quarter last year was partially offset by the following:

•	a decrease in information technology costs. During the first quarter of 2002, we initiated several projects that related to the expansion of our hardware infrastructure to improve security, reliability and capacity. Partially offsetting this decrease was the cost of an information technology study performed by an independent third party during the first quarter of 2003. Included in the study was an assessment of the integrity of our information technology systems, including a review of the overall infrastructure and the controls currently in place; and

•	a decrease in costs associated with public reporting requirements due to additional costs incurred in conjunction with the printing of our 2001 annual report (due to an increase in the number of shareholders) that were recorded during the first quarter of 2002.

Interest. Interest expense for the three months ended March 31, 2003 increased 51% to $15.4 million from $10.2 million for the same quarter in 2002. The increase in interest expense is primarily due to an increase in our overall debt. Since March 31, 2002, our overall debt increased from approximately $770.6 million (consisting of approximately $376.2 million fixed rate and approximately $394.4 million variable rate debt) to approximately $1.0 billion (consisting of approximately $806.5 million fixed rate and approximately $222.6 million variable rate debt) as of March 31, 2003, which debt was primarily obtained to directly or indirectly finance acquisition of properties during that time period. This increase was partially offset by the decrease in the effective interest rate on our total debt. The effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, decreased from 6.84% for the quarter ended March 31, 2002 to 6.24% for the quarter ended March 31, 2003. In addition, during the first quarter of 2002, we converted $58.3 million of variable rate debt to fixed rate debt through the execution of interest rate swap arrangements with a third party resulting in an increase in interest expense. The interest rate swap arrangements were executed in conjunction with our conversion of the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate, as described above.

Discontinued Operations. Effective in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. During the three months ended March 31, 2003, we sold one property and received net proceeds of approximately $1.0 million resulting in a gain of $46,000. The gain on the disposition of this property and the earnings generated from this property have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest. Revenue from properties sold subsequent to January 1, 2002 (not including the gain on the sale of the properties) for the three months ended March 31, 2003 and 2002 was $48,000 and $191,000, respectively. Total discontinued operations from properties sold subsequent to January 1, 2002 for the three months ended March 31, 2003 and 2002 was $67,000 and $52,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $14.3 million and $16.6 million at March 31, 2003 and March 31, 2002, respectively. The changes in cash and cash equivalents during the three months ended March 31, 2003 and 2002 were attributable to operating, investing and financing activities, as described below.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2003 and 2002 was $23.0 million and $23.1 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2003 and 2002 was $16.1 million and $68.2 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvements and construction financings, net of sales, during those periods.

Financing Activities

Cash used in and provided by financing activities for the three months ended March 31, 2003 and 2002 was $138,000 and $52.3 million, respectively. Cash used in financing activities for the three months ended March 31, 2003 primarily reflects:

•	the repayment of borrowings on our revolving credit facilities totaling $111.1 million;

•	the repayment of mortgage debt totaling $91.6 million;

•	distributions made to shareholders and minority partners during the period totaling $13.5 million;

•	payments of principal on outstanding mortgage debt totaling $6.0 million;

•	payments for debt issuance costs totaling $5.8 million; and

•	the increase of restricted cash totaling $3.2 million.

     The cash used in financing activities was partially offset by:

•	$228.0 million of proceeds received from mortgage debt incurred during the period; and

•	$3.1 million of proceeds received from the issuance of common shares, net of costs.

Cash provided by financing activities for the three months ended March 31, 2002 primarily reflects:

•	$56.6 million of proceeds received from borrowings on our revolving credit facilities;

•	$48.6 million of proceeds received from mortgage debt incurred during the period; and

•	$3.7 million of proceeds received from the issuance of common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $32.4 million;

•	distributions made to shareholders and minority partners during the period totaling $13.5 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively; and

•	payments of principal on outstanding mortgage debt totaling $3.4 million;

•	payments for debt issuance costs totaling $910,000; and

•	the increase of restricted cash totaling $104,000.

Financing Strategy

To minimize interest rate risk, we typically match the average term of our long-term debt with the average remaining term of our leases as well as the type of debt with the type of leases (fixed or variable rate) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of March 31, 2003, approximately 94% of our debt outstanding was substantially match-funded debt. As of March 31, 2003, our long-term debt had a weighted average remaining term of 11.4 years and our leases had a weighted average remaining term of 11.5 years.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of March 31, 2003, our debt to assets ratio was approximately 62.0% and our debt to total market capitalization was approximately 52.6%.

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

Variable Rate Lease Program

We may offer our current and prospective tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. As of March 31, 2003, approximately $384.1 million of our nearly $1.6 billion real estate portfolio, or 24%, was subject to variable rate leases. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI or other escalation provisions set forth in the lease.

We believe that the existing mix of variable rate leases and variable rate debt improves our balance sheet flexibility, while continuing our policy of minimizing interest rate risk.

Mortgage Debt and Revolving Credit Facilities

As of March 31, 2003, we had total debt outstanding of approximately $1.0 billion (consisting of approximately $806.5 million of fixed rate and approximately $222.6 million of variable rate debt), which was mortgage debt secured by approximately 265 of our properties. In addition, we had $2,000 outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2003 and December 31, 2002 (dollars in thousands):

		Principal	Principal Balance	Effective	Term/
	Original	Balance as of	as of December 31,	Interest	Amortization
Description of Debt	Debt Issued	March 31, 2003	2002	Rate*	Schedule

7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	4.34%	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	34,218	34,572	7.94%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	93,946	94,413	7.85%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	26,220	26,220	7.68%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (4)	32,054	29,781	29,781	7.64%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (5)	82,600	78,470	79,158	7.62%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (6)	325,000	315,853	318,995	7.70%	(6)
Triple Net Lease Mortgage Notes, Series 2003-1 (7)	228,000	228,000	—	5.86%	(7)

Total Mortgage Fixed Rate Debt		$806,488	$593,910	7.62%

Variable rate debt due 9/29/11 (8)	150,000	142,842	143,907	3.70%	12 yr/25 yr
Various variable rate debt (9)	83,550	79,782	80,049	4.53%	10 to 11 yr/25 yr
Short-term variable rate debt (10)	80,867	—	80,867	4.47%	(10)

Total Mortgage Variable Rate Debt		$222,624	$304,823	4.12%

TOTAL MORTGAGE DEBT		$1,029,112	$898,733	6.46%

$100 million revolving secured facility (11)		2	65,096	4.44%	(11)
$60 million revolving unsecured facility (12)		—	46,000	4.11%	(12)

TOTAL CREDIT FACILITIES		$2	$111,096	4.31%

TOTAL DEBT OUTSTANDING		$1,029,114	$1,009,829	6.24%

•	For the quarter ended March 31, 2003. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) below.

(2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.4 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

(3)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

(4)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the 30-day LIBOR rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans.

(5)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(6)	During 2002, one of our subsidiaries issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes have a weighted average effective interest rate (including deferred fees amortized over the life of the notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	157,835	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	73,054	7/15/15
A-3	75,900	75,900	6/15/22

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The Partnership has provided a guaranty limited to approximately $26.1 million of this loan, contingent upon the occurrence of certain circumstances. In connection with the issuance of this debt, in certain situations, the Company guarantees payments of principal and interest and any unpaid debt. The term of the guaranty is the same as the term of the debt.

(7)	On March 26, 2003, one of our subsidiaries issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. The debt, which is collateralized by 50 properties, is fixed rate. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	109,000	9/25/15
A-2	119,000	119,000	3/25/19

The Class A-1 and Class A-2 notes have weighted average effective interest rates (including deferred fees amortized over the life of the notes) of approximately 5.4% and 6.3%, respectively. The notes amortize in succession based on a 20-year amortization schedule with the Class A-1 notes fully-amortizing and the Class A-2 notes requiring a final payment at maturity of approximately $70.8 million. Net proceeds were used to pay down borrowings on the Company’s short-term credit facilities totaling approximately $111 million and to pay off approximately $92 million of short-term variable rate mortgage debt due in April 2003. The remaining net proceeds were used to fund acquisitions and for general corporate purposes. In connection with the issuance of this debt, in certain situations, the Company guarantees payments of principal and interest and any unpaid debt. The term of the guaranty is the same as the term of the debt.

(8)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $106.9 million.

(9)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1/P1 Commercial Paper Rate or the 30-day LIBOR rate and have maturity dates ranging from December 22, 2009 to May 1, 2012. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $62.3 million.

(10)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) above.

(11)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of March 31, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 305 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which terminates on March 21, 2004, and is renewable annually.

(12)	The facility provides for a three-year term with interest determined, at the Company’s option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. Properties are eligible within the borrowing base for 180 days, unless extended by the Company and the lender.

For the quarter ended March 31, 2003, our interest coverage and debt service coverage ratios were 2.5 and 1.7, respectively. For the trailing 12 months, our interest coverage and debt service coverage ratios were 2.5 and 1.7, respectively. These ratios are considered non-GAAP financial measures because they are calculated using EBIDA. The ratios are presented because they provide useful information regarding our ability to service debt. The ratios should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The following is a calculation of our interest coverage ratio and our debt service coverage ratio for the three months and twelve months ended March 31, 2003 (dollars in thousands). The calculation includes a reconciliation of EBIDA to its most directly comparable GAAP measure, income from continuing operations before minority interest.

	Three months ended	Twelve months ended
	March 31, 2003	March 31, 2003
Interest Coverage Ratio:
Income from continuing operations before minority interest (“Earnings”)	$15,428	$58,298
Interest expense	15,374	55,607
Depreciation and amortization	7,426	27,835

Earnings before interest, depreciation and amortization (EBIDA)	$38,228	$141,740
Interest Coverage Ratio (EBIDA divided by interest expense)	2.5	2.5

Debt Service Coverage Ratio (DSCR):
Interest expense	$15,374	$55,607
Principal amortization for the period	7,362	26,784

	$22,736	$82,391
DSCR (EBIDA divided by interest expense + principal amortization for the period)	1.7	1.7

As of March 31, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

Interest Rate Swaps

To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $141 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $18.1 million and $258,000 as of March 31, 2003 and 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $10.7 million and $11.5 million, respectively. The unrealized gain (loss) as of December 31, 2002 and 2001 was as follows (in thousands):

	As of March 31,
	2003	2002

Derivative instrument asset (liability)	$(17,472)	$2,875

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, regular debt service requirements (including debt service relating to additional and replacement debt), distributions to shareholders and holders of Units, who we refer to as Unitholders, and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing revolving credit facilities. We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with the net proceeds received from our equity offering that closed on April 25 and May 2, 2003 as further discussed below, amounts available under our existing long-term debt commitments, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

As of March 31, 2003, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of March 31, 2003 are as follows (in thousands):

For the Year Ended December 31,
2003	$25,950
2004	33,894
2005	35,963
2006	38,087
2007	40,365
Thereafter	854,853

Total	$1,029,112

During the second quarter of 2001, we received a commitment for $150.0 million of secured long-term variable rate financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month LIBOR rate. As of March 31, 2003, we had $67.4 million available under this commitment.

On April 25, 2003, we sold 2,350,000 common shares in an underwritten public offering at an initial price to the public of $26.00 per share under our shelf registration statement filed with the SEC on March 2, 1999 (the “Shelf Registration Statement”). Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $57.7 million. In addition, on May 2, 2003, 352,500 common shares subject to the underwriters’ over-allotment option were issued at an initial price to the public of $26.00 per share, resulting in net proceeds of approximately $8.7 million, after deducting the discounts and commissions to the underwriters. After the offering, $64.2 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and will use them to fund future acquisitions, repay borrowings under our short-term credit facilities and for general corporate purposes.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the three months ended March 31, 2003, no common shares were repurchased. From the inception of the common share repurchase program through March 31, 2003, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended March 31, 2003, we issued approximately 66,500 common shares under the DRIP, totaling approximately $1.6 million.

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the revised definition adopted in April 2002 by NAREIT and as presented by us, is net income, computed in accordance with GAAP, plus depreciation and amortization of assets unique to the real estate industry, plus minority interest related to income from continuing operations and income from discontinued operations and extraordinary items, and excluding gains from the sales of property, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The following table reconciles FFO and FFO per share for the three months ended March 31, 2003 and 2002 to their most directly comparable GAAP measures, net income and net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income	$11,936	$10,854
Real estate depreciation and amortization	7,407	5,943
Minority interest related to income from continuing operations and income from discontinued operations	3,569	3,276
Gain on sale of real estate	(35)	—

FFO	$22,877	$20,073

Weighted average number of common shares used to compute basic net income per share	28,279	26,547

Weighted average number of common shares used to compute fully diluted net income per share	29,205	27,834

Weighted average number of common shares and units used to compute basic FFO per share	36,765	34,582

Weighted average number of common shares and units used to compute fully diluted FFO per share	37,691	35,869

Basic net income per share	$0.42	$0.41

Diluted net income per share	$0.41	$0.39

Basic FFO per share	$0.62	$0.58

Diluted FFO per share	$0.61	$0.56

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our policy of substantially match- funding at least 70% of our long-term debt with long-term leases reduces our exposure to interest rate fluctuations. As of March 31, 2003, approximately 94% of our debt outstanding was substantially match-funded debt. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

During the three months ended March 31, 2003, our fixed rate debt increased from $593.9 million as of December 31, 2002 to $806.5 million as of March 31, 2003. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at March 31, 2003 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $55.8 million.

During the three months ended March 31, 2003, our variable rate debt decreased from $415.9 million as of December 31, 2002 to $222.6 million as of March 31, 2003. In addition, our real estate investments which are leased by tenants utilizing our variable lease rate program decreased from $418.2 million as of December 31, 2002 to $384.1 million as of March 31, 2003.

Interest rate fluctuations may affect our annual interest expense on our variable rate debt. If interest rates on our variable rate debt instruments outstanding at March 31, 2003 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $2.2 million, based on balances at March 31, 2003. The impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases. Interest rate fluctuations may affect our annual rental revenue on our variable rate leases, because the lease rates on the base rents on our variable rate leases are based on a spread over an applicable index, typically LIBOR. As of March 31, 2003, the vast majority of our variable rate lease agreements had minimum lease rates that were in effect. The majority of the minimum lease rates range from 8.0% to 9.4%. These minimum lease rates are designed to ensure minimum rental revenues if interest rates decline. If the underlying index on our variable rate lease agreements outstanding at March 31, 2003 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $492,000 or decreased by approximately $393,000, respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenues by approximately $2.9 to $3.8 million.

ITEM IV. CONTROLS AND PROCEDURES

Quarterly Evaluation. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer about the effectiveness of our disclosure controls and internal controls based on and as of the date of the evaluation.

CEO and CFO Certifications. Appearing immediately after the Signatures section of this Quarterly Report on Form 10-Q is a form of “Certification” of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer. The form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal controls are also evaluated on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. This information was important both for the evaluation generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer disclose that information to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

In accordance with SEC requirements, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer note that, since the date of the evaluation to the date of this Quarterly Report on Form 10-Q, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

10.15	Indenture dated March 26, 2003, among LaSalle Bank National Association, as Trustee, and CARS CNI-2 L.P., as Issuer (filed herewith)

(b)  Reports on Form 8-K

On February 12, 2003, we filed a Form 8-K/A under Item 5 amending our prior Form 8-K/A dated February 26, 1999 and updated periodically to list certain factors that may affect our operating results and, therefore, the accuracy of our forward-looking statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL AUTOMOTIVE REIT (Registrant)

BY:	/s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer (principal executive officer)

BY:	/s/ David S. Kay David S. Kay Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated:	May 12, 2003

CERTIFICATION

I, Thomas D. Eckert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Automotive REIT (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:	May 12, 2003	BY:	/s/ Thomas D. Eckert Thomas D. Eckert President and Chief Executive Officer

CERTIFICATION

I, David S. Kay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Automotive REIT (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:	May 12, 2003	BY:	/s/ David S. Kay David S. Kay Senior Vice President and Chief Financial Officer