Form 10-Q
period 2003-06-30
CAPITAL AUTOMOTIVE REIT
filed 2003-08-12
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X    No

Number of common shares of beneficial interest outstanding as of July 31, 2003 was 31,935,149.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.

Part I — Financial Information
Item 1 — Financial Statements
Consolidated Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002.	3
Consolidated Statements of Operations (unaudited) — three months and six months ended June 30, 2003 and June 30, 2002.	4
Consolidated Statements of Cash Flows (unaudited) — six months ended June 30, 2003 and June 30, 2002.	5
Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income (unaudited) — six months ended June 30, 2003	6
Notes to Consolidated Financial Statements (unaudited)	7 – 19
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 34
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	34 – 35
Item 4 — Controls and Procedures	35 – 37
Part II — Other Information
Item 1 — Legal Proceedings	38
Item 2 — Changes in Securities	38
Item 3 — Defaults Upon Senior Securities	38
Item 4 — Submission of Matters to Vote to Security Holders	38 – 39
Item 5 — Other Information	39
Item 6 — Exhibits and Reports on Form 8-K	39 – 40
Signatures	41

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate:
Land	$682,423	$632,868
Buildings and improvements	995,751	941,285
Accumulated depreciation	(100,352)	(85,523)

	1,577,822	1,488,630
Cash and cash equivalents	9,654	7,442
Other assets, net	63,320	46,398

Total Assets	$1,650,796	$1,542,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,026,650	$898,733
Borrowings under credit facilities	17,552	111,096
Accounts payable and accrued expenses	35,023	29,022
Security deposits payable	6,986	6,948

Total Liabilities	1,086,211	1,045,799

Minority Interest	117,395	116,048
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 31,727,898 shares issued and outstanding as of June 30, 2003 and 28,321,396 shares issued and outstanding as of December 31, 2002	317	283
Additional paid-in-capital	485,870	413,688
Deferred compensation	(2,424)	(1,550)
Accumulated other comprehensive income (loss)	(21,182)	(16,274)
Distributions in excess of accumulated earnings	(15,391)	(15,524)

Total Shareholders’ Equity	447,190	380,623

Total Liabilities and Shareholders’ Equity	$1,650,796	$1,542,470

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue:
Rental	$42,083	$34,048	$82,296	$66,176
Interest and other	416	135	639	264

Total revenue	42,499	34,183	82,935	66,440

Expenses:
Depreciation and amortization	7,676	6,245	15,102	12,157
General and administrative	2,393	1,987	4,626	4,110
Interest	16,463	11,634	31,837	21,818

Total expenses	26,532	19,866	51,565	38,085

Income from continuing operations before minority interest	15,967	14,317	31,370	28,355
Minority interest	(3,399)	(3,473)	(6,952)	(6,727)

Income from continuing operations	12,568	10,844	24,418	21,628

Income from discontinued operations	120	70	171	140
Gain on sale of real estate	23	—	58	—

Total discontinued operations	143	70	229	140

Net income	$12,711	$10,914	$24,647	$21,768

Shares of common stock outstanding used to compute basic earnings per share	30,670	27,393	29,481	26,972

Basic earning per share:
Income from continuing operations	$0.41	$0.40	$0.83	$0.80
Net income	$0.41	$0.40	$0.84	$0.81

Shares of common stock outstanding used to compute diluted earnings per share	31,618	28,559	30,418	28,198

Diluted earnings per share:
Income from continuing operations	$0.40	$0.38	$0.81	$0.77
Net income	$0.40	$0.39	$0.82	$0.78

Dividends declared per share	$0.4085	$0.3935	$0.8150	$0.7825

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$24,647	$21,768
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(58)	—
Stock compensation expense	604	574
Depreciation and amortization	16,288	12,730
Income from continuing operations applicable to minority interest	6,952	6,727
Income from discontinued operations applicable to minority interest	49	45
Increase in other assets	(2,828)	(7,263)
Increase in accounts payable and accrued expenses	1,287	2,862
Increase (decrease) in security deposits payable	38	(392)

Net cash provided by operating activities	46,979	37,051

Cash flows from investing activities:
Purchase of furniture and equipment	(37)	(64)
Real estate acquisitions	(106,309)	(102,463)
Real estate dispositions	1,928	—

Net cash used in investing activities	(104,418)	(102,527)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	28,000	105,718
Proceeds from mortgage debt	234,480	205,385
Repayment of borrowings under credit facilities	(121,544)	(164,226)
Repayment of mortgage debt	(91,638)	—
Mortgage principal payments	(14,925)	(9,168)
Payments for debt issuance costs	(6,556)	(7,311)
Increase in restricted cash	(8,526)	(2,027)
Payment of cash dividend	(22,081)	(21,273)
Distributions to minority partners	(6,845)	(6,432)
Payment for the purchase of outstanding warrants to purchase common shares	—	(6,328)
Redemption of units of limited partnership interest in the Partnership	—	(153)
Proceeds from follow-on offering, net of costs	66,433	—
Proceeds from issuance of other common shares, net of costs	2,853	16,249

Net cash provided by financing activities	59,651	110,434

Net increase in cash and cash equivalents	2,212	44,958
Cash and cash equivalents at beginning of period	7,442	9,490

Cash and cash equivalents at end of period	$9,654	$54,448

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$—	$19,000

Interest paid during the period	$29,026	$17,478

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

				Distributions in		Accumulated
	Common Shares		Additional	Excess of		Other		Other
			Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income

Balance at December 31, 2002 (audited)	28,321,396	$283	$413,688	$(15,524)	$(1,550)	$(16,274)	$380,623
Adjustment to reflect minority interest ownership in Partnership	—	—	(5,038)	—	—	—	(5,038)	—
Proceeds from follow-on offering, net of costs	2,702,500	27	66,406	—	—	—	66,433	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	103,770	1	2,540	—	—	—	2,541	—
Issuance of restricted shares, net of forfeitures	60,400	1	1,393	—	(1,394)	—	—	—
Amortization of deferred compensation	—	—	—	—	520	—	520	—
Issuance of phantom shares, net of forfeitures	12,460	—	103	—	—	—	103	—
Exercise of common stock options and warrants	233,798	2	2,830	—	—	—	2,832	—
Redemption of units of limited partnership interest in the Partnership to common shares	293,574	3	3,864	—	—	—	3,867	—
Accrued compensation	—	—	84	—	—	—	84	—
Change in valuation of interest rate swap	—	—	—	—	—	(4,908)	(4,908)	(4,908)
Dividends declared	—	—	—	(24,514)	—	—	(24,514)	—
Net income	—	—	—	24,647	—	—	24,647	24,647

Balance at June 30, 2003 (unaudited)	31,727,898	$317	$485,870	$(15,391)	$(2,424)	$(21,182)	$447,190	$19,739

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of June 30, 2003, owned approximately 79.2% of the units of limited partnership interest in the Partnership, which we refer to as Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, and (ii) the terms dealer group, tenant or operators of dealerships to refer to the related persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations.

As of June 30, 2003, we had invested nearly $1.7 billion in 308 properties located in 29 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia), consisting of approximately 2,207 acres of land and containing approximately 12.6 million square feet of buildings and improvements. Our tenants operate 426 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended June 30, 2003 of 14.4 years), with our entire portfolio having a weighted average initial lease term of approximately 14.4 years. As of June 30, 2003, our portfolio had a weighted average remaining lease term of approximately 11.4 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Real Estate and Depreciation

Real estate assets are recorded at cost. External acquisition costs directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is computed using the straight-line method over an estimated useful life of 20 to 40 years for the buildings and improvements. Real estate depreciation expense was approximately $7.6 million and $6.2 million for the three months ended June 30, 2003 and 2002, respectively. Real estate depreciation expense was approximately $15.0 million and $12.1 million for the six months ended June 30, 2003 and 2002, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $18,000 and $19,000 for the three months ended June 30, 2003 and 2002, respectively. Total depreciation expense related to our furniture, fixtures and equipment was approximately $40,000 and $35,000 for the six months ended June 30, 2003 and 2002, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash reserved to fund debt service payments and funds invested in cash collateral accounts. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders, however, we earn the interest on the funds held. Restricted cash is included in other assets and totaled approximately $24.7 million and $16.1 million as of June 30, 2003 and December 31, 2002, respectively.

Deferred Loan Costs

Certain costs incurred in connection with obtaining our revolving credit facilities and issuance of mortgage debt are capitalized and generally amortized over the terms of the respective revolving credit facilities or mortgage debt using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and total approximately $18.9 million and $13.4 million as of June 30, 2003 and December 31, 2002, respectively. Loan cost amortization expense was approximately $661,000 and $200,000 for the three months ended June 30, 2003 and 2002, respectively. Loan cost amortization expense was approximately $1.2 million and $479,000 for the six months ended June 30, 2003 and 2002, respectively.

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities. These activities include evaluating the prospective tenant’s financial condition, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and total approximately $1.3 million and $1.2 million as of June 30, 2003 and December 31, 2002, respectively. Leasing cost amortization expense was approximately $43,000 and $36,000 for the three months ended June 30, 2003 and 2002, respectively. Leasing cost amortization expense was approximately $84,000 and $72,000 for the six months ended June 30, 2003 and 2002, respectively.

Income Taxes

We believe we are qualified and will continue to qualify as a real estate investment trust, commonly referred to as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders and comply with certain other requirements. We generally will not be subject to federal income tax on taxable income that we distribute to our shareholders.

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of June 30, 2003, approximately $410 million of our nearly $1.7 billion real estate portfolio, or 24%, was subject to variable rate leases. This compares to approximately $334 million of our approximately $1.4 billion real estate portfolio, or 25%, that was subject to variable rate leases as of June 30, 2002. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features, and none of these leases contains a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $14.3 million and $11.8 million as of June 30, 2003 and December 31, 2002, respectively. Straight-lined rental revenue was approximately $1.3 million and $1.2 million for the three months ended June 30, 2003 and 2002, respectively. Straight-lined rental revenue was approximately $2.5 million and $2.7 million for the six months ended June 30, 2003 and 2002, respectively.

Derivative Instruments

To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt. These swaps were documented as cash flow hedges and were designated as highly effective at the inception of the swap agreements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. Share-Based Compensation

The Capital Automotive Group 1998 Equity Incentive Plan (as amended in February 1999 and as restated and amended in February 2002), which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At June 30, 2003, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based compensation expense is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$12,711	$10,914	$24,647	$21,768
Add: Share-based compensation expense included in reported net income, net of minority interest	212	222	470	438
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(250)	(329)	(549)	(744)

Pro forma net income	$12,673	$10,807	$24,568	$21,462
Basic earnings per share:
As reported	$0.41	$0.40	$0.84	$0.81
Pro forma	$0.41	$0.39	$0.83	$0.80
Diluted earnings per share:
As reported	$0.40	$0.39	$0.82	$0.78
Pro forma	$0.40	$0.38	$0.81	$0.77

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item be reclassified. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. SFAS No. 145 is effective for our fiscal year beginning on January 1, 2003. As a result, we reclassified expenses related to an extinguishment of debt during 2001 from an extraordinary item, totaling $526,000 net of minority interest, to interest expense totaling $702,000 before minority interest. This reclassification results in a decrease in income from continuing operations before minority interest for 2001, but has no impact on our net income.

4.     ACQUISITIONS

During the three months ended June 30, 2003, we completed approximately $89.1 million of property acquisitions, bringing total acquisitions for the six-month period ended June 30, 2003 to $106.2 million. The second quarter acquisitions included two auto malls consisting of seven properties, six other properties and constructions fundings. These acquisitions contain 17 automotive franchises and added approximately 639,000 square feet of buildings and improvements on approximately 118 acres of land located in six states. The leases have initial lease terms ranging from 10 to 22 years, with a weighted average initial lease term of 14.4 years. The leases have renewal options exercisable at the option of the tenants ranging from a total of 10 to 25 years. The acquisitions were funded from the net proceeds received from our underwritten public equity offering that closed during the second quarter, cash on hand and borrowings on our short-term revolving credit facilities. A summary of the second quarter acquisitions is as follows:

•	Eight properties totaling approximately $54.3 million leased to subsidiaries of UnitedAuto Group, Inc. (UnitedAuto) located in Florida and Rhode Island. An auto mall, consisting of six properties and located in Rhode Island, has nine franchises (Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Porsche, and Volvo). We will also provide up to $20 million of improvement funding to the existing dealerships located in the auto mall. The remaining properties are located in Florida and include an auto mall with four franchises (Chrysler, Jeep, Mazda, and Nissan), and an adjacent property with a Toyota franchise. As of June 30, 2003, we leased 16 properties to subsidiaries of UnitedAuto, representing approximately 11% of our total annualized rental revenue.

•	Five properties totaling approximately $31.5 million leased to subsidiaries of Asbury Automotive Group, Inc. (Asbury). These properties are located in California, Florida, Georgia, and North Carolina. Three franchises (GMC, Mercedes-Benz, and Pontiac) are operated on three of the properties, and Honda and Lexus franchises will be constructed on the remaining properties. The construction of these new facilities will be funded by us. As of June 30, 2003, we leased nine properties to subsidiaries of Asbury, representing approximately 3% of our total annualized rental revenue.

•	Construction fundings, totaling approximately $3.3 million, all of which were transacted with existing tenants.

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

During the quarter ended June 30, 2003, we sold a portion of a property and received net proceeds of approximately $850,000 resulting in a gain of approximately $29,000. The property had a carrying value on the date of sale of approximately $821,000. The gain on the disposition of this property and the earnings generated from this property have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest.

The following table is a summary of revenue from properties sold subsequent to January 1, 2002 (not including the gain on the sale of the properties) and total discontinued operations for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$153,000	$216,000	$226,000	$431,000
Total discontinued operations	$143,000	$70,000	$229,000	$140,000
Number of properties included in discontinued operations *	—	4	1	4

*	During the second quarter ended June 30, 2003, we sold a portion of a property that is included in discontinued operations for all years presented.

6.     MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

As of June 30, 2003, we had total mortgage debt outstanding of approximately $1.03 billion (consisting of approximately $799.7 million of fixed rate and approximately $226.9 million of variable rate debt), which was mortgage debt secured by approximately 266 of our properties. In addition, we had approximately $17.6 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	Original	Principal Balance	Principal Balance	Effective	Term/
	Debt	as of	as of	Interest	Amortization
Description of Debt	Issued	June 30, 2003	December 31, 2002	Rate*	Schedule

7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	—	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	33,770	34,572	7.93%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	93,485	94,413	7.69%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	25,935	26,220	7.63%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (4)	32,054	29,496	29,781	7.59%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (5)	82,600	77,782	79,158	7.61%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (6)	325,000	312,724	318,995	7.70%	(6)
Triple Net Lease Mortgage Notes, Series 2003-1 (7)	228,000	226,512	—	5.86%	(7)

Total Mortgage Fixed Rate Debt		$799,704	$593,910	7.17%

Variable rate debt due 9/29/11 (8)	150,000	141,250	143,907	3.61%	12 yr/25 yr
Various variable rate debt (9)	90,030	85,696	80,049	4.40%	10 to 12 yr/25 to 30 yr
Short-term variable rate debt (10)	80,867	—	80,867	—	(10)

Total Mortgage Variable Rate Debt		$226,946	$304,823	3.90%

TOTAL MORTGAGE DEBT		$1,026,650	$898,733	6.46%

$100 million revolving secured facility (11)		2	65,096	4.35%	(11)
$60 million revolving unsecured facility (12)		17,550	46,000	4.68%	(12)
$100 million revolving secured facility (13)		—	—	—	(13)

TOTAL CREDIT FACILITIES		$17,552	$111,096	4.63%

TOTAL DEBT OUTSTANDING		$1,044,202	$1,009,829	6.45%

*	For the quarter ended June 30, 2003. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) below.

(2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

(3)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

(4)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans.

(5)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately

$49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(6)	During 2002, one of our subsidiaries issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes have a weighted average effective interest rate (including deferred fees amortized over the life of the notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date

A-1a	164,136	155,686	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	72,074	7/15/15
A-3	75,900	75,900	6/15/22

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

(7)	On March 26, 2003, one of our subsidiaries issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. The debt, which is collateralized by 50 properties, is fixed rate. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date

A-1	109,000	107,512	9/25/15
A-2	119,000	119,000	3/25/19

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

(8)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $103.3 million.

(9)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate, or the 3-month LIBOR rate and have maturity dates ranging from December 22, 2009 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $65.6 million.

(10)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) above.

(11)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of June 30, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which terminates on March 21, 2004, and is renewable annually.

(12)	The facility provides for a three-year term with interest determined, at the Company’s option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. As of June 30, 2003, the borrowings under the facility bear interest equal to the Prime rate less 50 basis points. During the quarter ended June 30, 2003, we amended the credit agreement to extend the eligibility of properties within the borrowing base from 180 days to 12 months, unless extended by the Company and the lender.

(13)	In June 2003, we executed a $100 million revolving construction credit agreement with General Motors Acceptance Corporation. The facility provides for a one-year term, renewable annually. Amounts borrowed under this facility bear interest at a spread over LIBOR as determined at the time of each draw. Proceeds will be used to fund construction and improvement financing for existing tenants.

As of June 30, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of June 30, 2003 are as follows (in thousands):

For the Year Ended December 31,
2003	$18,732
2004	35,456
2005	36,359
2006	38,494
2007	40,784
Thereafter	856,825

Total	$1,026,650

Interest Rate Swaps

To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $141 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $23.7 million and $15.0 million as of June 30, 2003 and December 31, 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the three months ended June 30, 2003 and 2002 was $9.0 million and $3.6 million, respectively. Total comprehensive income for the six months ended June 30, 2003 and 2002 was $19.7 million and $15.0 million, respectively. The unrealized loss as of June 30, 2003 and December 31, 2002 was as follows (in thousands):

	June 30, 2003	December 31, 2002

Derivative instrument liability	$21,182	$16,274

7.     MINORITY INTEREST

Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Units held by the Minority Interest at the end of the period by the total Units outstanding at the end of the period, excluding derivative securities. The Minority Interest ownership percentage in assets and liabilities of the Partnership was 20.8% and 23.4% as of June 30, 2003 and December 31, 2002, respectively.

Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Units held by the Minority Interest by the total weighted average number of Units outstanding during the period, excluding derivative securities. The Minority Interest ownership percentage in income of the Partnership was 21.3% and 24.3% for the three months ended June 30, 2003 and 2002, respectively. The Minority Interest ownership percentage in income of the Partnership was 22.2% and 23.7% for the six months ended June 30, 2003 and 2002, respectively.

Holders of Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were approximately 8.3 million and 8.6 million limited partnership units in the Partnership, as of June 30, 2003 and December 31, 2002, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

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

A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income from continuing operations	$12,568	$10,844	$24,418	$21,628
Adjustments	81	108	169	224

Income from continuing operations used to calculate diluted earnings per share	$12,649	$10,952	$24,587	$21,852
Basic earnings per share	$0.41	$0.40	$0.83	$0.80
Diluted earnings per share	$0.40	$0.38	$0.81	$0.77

Net income	$12,711	$10,914	$24,647	$21,768
Adjustments	82	109	171	226

Net income used to calculate diluted earnings per share	$12,793	$11,023	$24,818	$21,994
Basic earnings per share	$0.41	$0.40	$0.84	$0.81
Diluted earnings per share	$0.40	$0.39	$0.82	$0.78

Weighted average shares:
Common shares outstanding used to compute basic earnings per share	30,670	27,393	29,481	26,972
Adjustments	948	1,166	937	1,226

Common shares outstanding used to compute diluted earnings per share	31,618	28,559	30,418	28,198

9.     DIVIDENDS DECLARED PER SHARE

Dividends are generally declared a quarter in arrears. Dividends declared per share for the three months ended June 30, 2003 and 2002 represent the first quarter dividend for 2003 and 2002, respectively. Dividends declared per share for the six months ended June 30, 2003 includes the first quarter dividend for 2003 and the fourth quarter dividend for 2002. Dividends declared per share for the six months ended June 30, 2002 includes the first quarter dividend for 2002 and the fourth quarter dividend for 2001.

10.     FOLLOW-ON EQUITY OFFERING

On April 25, 2003, we sold 2,350,000 common shares in an underwritten public offering at an initial price to the public of $26.00 per share under our shelf registration statement filed with the SEC on March 2, 1999, which we refer to as the Shelf Registration Statement. In addition, on May 2, 2003, 352,500 common shares subject to the underwriters’ over-allotment option were issued at an initial price to the public of $26.00 per share. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $66.4 million. After the offering, $64.2 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and used them to fund acquisitions, repay borrowings under our short-term credit facilities and for general corporate purposes.

11.     SUBSEQUENT EVENTS

Declaration of Dividend. On July 15, 2003, our Board of Trustees declared a cash dividend of $0.4110 per share, which will be paid on August 19, 2003 to shareholders of record as of August 8, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company’s Form 8-K/A filed on February 12, 2003. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risk related to our reliance on a small number of tenants for a significant portion of our revenue;

•	risks of financing, such as our ability to meet existing financial covenants and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks that planned and additional acquisitions may not be consummated;

•	risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, marketing or other practices or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements, or to publicly release the results if we revise any of them.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of June 30, 2003, we had invested nearly $1.7 billion in 308 properties located in 29 states, consisting of approximately 2,207 acres of land and containing approximately 12.6 million square feet of buildings and improvements. Our tenants operate 426 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended June 30, 2003 of 14.4 years), with our entire portfolio having a weighted average initial lease term of approximately 14.4 years. As of June 30, 2003, our portfolio had a weighted average remaining lease term of approximately 11.4 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options ranging from a total of five to 40 years).

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

SECOND QUARTER ACQUISITIONS

During the three months ended June 30, 2003, we completed approximately $89.1 million of property acquisitions, bringing total acquisitions for the six-month period ended June 30, 2003 to $106.2 million. The second quarter acquisitions included two auto malls consisting of seven properties, six other properties and constructions fundings. These acquisitions contain 17 automotive franchises and added approximately 639,000 square feet of buildings and improvements on approximately 118 acres of land located in six states. The leases have initial lease terms ranging from 10 to 22 years, with a weighted average initial lease term of 14.4 years. The leases have renewal options exercisable at the option of the tenants ranging from a total of 10 to 25 years. The acquisitions were funded from the net proceeds received from our underwritten public equity offering that closed during the second quarter, cash on hand and borrowings on our short-term revolving credit facilities. A summary of the second quarter acquisitions is as follows:

•	Eight properties totaling approximately $54.3 million leased to subsidiaries of UnitedAuto Group, Inc. (UnitedAuto) located in Florida and Rhode Island. An auto mall, consisting of six properties and located in Rhode Island, has nine franchises (Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Porsche, and Volvo). We will also provide up to $20 million of improvement funding to the existing dealerships located in the auto mall. The remaining properties are located in Florida and include an auto mall with four franchises (Chrysler, Jeep, Mazda, and Nissan), and an adjacent property with a Toyota franchise. As of June 30, 2003, we leased 16 properties to subsidiaries of UnitedAuto, representing approximately 11% of our total annualized rental revenue.

•	Five properties totaling approximately $31.5 million leased to subsidiaries of Asbury Automotive Group, Inc. (Asbury). These properties are located in California, Florida, Georgia, and North Carolina. Three franchises (GMC, Mercedes-Benz, and Pontiac) are operated on three of the properties, and Honda and Lexus franchises will be constructed on the remaining properties. The construction of these new facilities will be funded by us. As of June 30, 2003, we leased nine properties to subsidiaries of Asbury, representing approximately 3% of our total annualized rental revenue.

•	Construction fundings, totaling approximately $3.3 million, all of which were transacted with existing tenants.

RESULTS OF OPERATIONS

Revenue

Rental. Rental revenue for the three months ended June 30, 2003 increased 24% to $42.1 million from $34.0 million for the same quarter in 2002. Rental revenue for the six months ended June 30, 2003 increased 24% to $82.3 million from $66.2 million for the same period in 2002. The increase was primarily attributable to:

•	the growth of our real estate portfolio, the timing of our property acquisitions and whether or not our leases have fixed minimum escalators, from which we generate our rental income. We owned 308 properties as of June 30, 2003 versus 280 properties as of June 30, 2002, although four of the properties owned as of June 30, 2002 were sold subsequent to June 30, 2002 and reclassified from rental revenue to discontinued operations as discussed under "-Discontinued Operations” below;

•	an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

In addition to the above, during the quarter and six months ended June 30, 2003, the investment spreads on our variable rate leases have increased. As of June 30, 2003 our variable rate leases totaled $410 million, as compared to $334 million as of June 30, 2002. Under these leases, base rent changes monthly, generally based upon a spread over LIBOR. The vast majority of these variable rate leases contain minimum lease rates, generally ranging from 8% to 9%, which has allowed us to realize additional investment spread during the current low short-term interest rate environment. During the past year, the average LIBOR rate has decreased from 1.85% during the second quarter of 2002 to 1.26% during the second quarter of 2003. This has resulted in a decrease in interest expense on our variable rate debt, as discussed in “Expenses” below. However, the revenue generated from the majority of our variable rate leases has remained constant during this same time period, since the minimum lease rates were in effect at these LIBOR levels.

Interest and Other. Interest and other income for the three months ended June 30, 2003 increased 208% to $416,000 from $135,000 for the same quarter in 2002. Interest and other income for the six months ended June 30, 2003 increased 142% to $639,000 from $264,000 for the same period in 2002. The increase was primarily due to an increase in interest earned on funds invested in our cash collateral accounts, totaling $23.7 million and $4.1 million as of June 30, 2003 and 2002, respectively, and an increase in other fee income. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The cash collateral accounts are controlled by the lenders, however, we earn interest on the funds held.

Expenses

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2003 increased 23% to $7.7 million from $6.2 million for the same quarter in 2002. Depreciation and amortization for the six months ended June 30, 2003 increased 24% to $15.1 million from $12.2 million for the same period in 2002. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses for the three months ended June 30, 2003 increased 20% to $2.4 million from $2.0 million for the same quarter in 2002. General and administrative expenses for the six months ended June 30, 2003 increased 13% to $4.6 million from $4.1 million for the same period in 2002. The increase in operating expenses is due primarily to:

•	an increase in payroll and related expenses primarily attributable to an increase in base compensation and bonus targets, expenses related to stock based compensation plans, and an increase in the number of employees;

•	an increase in directors and officers insurance due to an increase in market rates;

•	the purchase of errors and omissions insurance which our subsidiary, CARS Loan Servicer L.L.C., is required to maintain as a condition to servicing the debt securitizations that closed during 2002 and 2003;

•	an increase in costs associated with our Board of Trustees meetings;

•	an increase in rent and occupancy costs due to the relocation of our offices during the fourth quarter of 2002; and

•	an increase in fees paid for certain professional services.

The increase in operating expenses from the six months ended June 30, 2002 was partially offset by the decrease in information technology costs due to projects initiated and completed during the first quarter of 2002.

Interest. Interest expense for the three months ended June 30, 2003 increased 42% to $16.5 million from $11.6 million for the same quarter in 2002. Interest expense for the six months ended June 30, 2003 increased 46% to $31.8 million from $21.8 million for the same period in 2002. The increase in interest expense is primarily due to an increase in our overall debt. Since June 30, 2002, our overall debt increased from approximately $838.9 million (consisting of approximately $524.6 million fixed rate and approximately $314.3 million variable rate debt) to approximately $1.04 billion (consisting of approximately $799.7 million fixed rate and approximately $244.5 million variable rate debt) as of June 30, 2003, which debt was primarily obtained to directly or indirectly finance acquisition of properties during that time period.

In addition, the effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, increased from 6.07% for the quarter ended June 30, 2002 to 6.45% for the quarter ended June 30, 2003. The increase in the effective interest rate on our debt was primarily due to the issuance of additional fixed rate debt during the past twelve months to lock in rates during this low interest rate environment, resulting in a reduction of our borrowings on our short-term revolving credit facilities, and $80 million of debt that was swapped from variable rate to fixed rate effective during the fourth quarter of 2002. For the six months ended June 30, 2003, the effective interest rate on our debt was 6.35% as compared to 6.44% for the six months ended June 30, 2002.

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

During the quarter ended June 30, 2003, we sold a portion of a property and received net proceeds of approximately $850,000 resulting in a gain of approximately $29,000. The property had a carrying value on the date of sale of approximately $821,000. The gain on the disposition of this property and the earnings generated from this property have been reported as “discontinued operations” in accordance with SFAS No. 144 and are presented net of minority interest.

The following table is a summary of revenue from properties sold subsequent to January 1, 2002 (not including the gain on the sale of the properties) and total discontinued operations for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$153,000	$216,000	$226,000	$431,000
Total discontinued operations	$143,000	$70,000	$229,000	$140,000
Number of properties included in discontinued operations*	—	4	1	4

*	During the second quarter ended June 30, 2003, we sold a portion of a property that is included in discontinued operations for all years presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $9.7 million and $54.4 million at June 30, 2003 and June 30, 2002, respectively. The changes in cash and cash equivalents during the six months ended June 30, 2003 and 2002 were attributable to operating, investing and financing activities, as described below.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2003 and 2002 was $47.0 million and $37.1 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2003 and 2002 was $104.4 million and $102.5 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvements and construction financings, net of sales, during those periods.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2003 and 2002 was $59.7 million and $110.4 million, respectively. Cash provided by financing activities for the six months ended June 30, 2003 primarily reflects:

•	$234.5 million of proceeds received from mortgage debt incurred during the period;

•	$66.4 million of proceeds received from our follow-on common share offering, net of costs;

•	$28.0 million of proceeds received from borrowings on our revolving credit facilities; and

•	$2.9 million of proceeds received from the issuance of common shares through our Dividend Reinvestment and Share Purchase Plan, which we refer to as the DRIP, and equity incentive plans, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $121.5 million;

•	the repayment of mortgage debt totaling $91.6 million;

•	distributions made to shareholders and minority partners during the period totaling $28.9 million;

•	payments of principal on outstanding mortgage debt totaling $14.9 million;

•	the increase of restricted cash totaling $8.5 million; and

•	payments for debt issuance costs totaling $6.6 million.

Cash provided by financing activities for the six months ended June 30, 2002 primarily reflects:

•	$205.4 million of proceeds received from mortgage debt incurred during the period;

•	$105.7 million of proceeds received from borrowings on our revolving credit facilities; and

•	$16.2 million of proceeds received from the issuance of common shares through our DRIP and equity incentive plans, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $164.2 million;

•	distributions made to shareholders and minority partners during the period totaling $27.7 million;

•	payments of principal on outstanding mortgage debt totaling $9.2 million;

•	payments for debt issuance costs totaling $7.3 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively;

•	the increase in restricted cash totaling $2.0 million; and

•	the redemption of Units totaling $153,000.

Debt Financing Strategy

To minimize interest rate risk, we typically match the average term of our long-term debt with the average remaining term of our leases as well as the type of debt with the type of leases (fixed or variable rate) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding long-term debt with long-term leases. We may change the 70% guideline at any time without shareholder approval. As of June 30, 2003, approximately 92% of our debt outstanding was substantially match-funded debt. As of June 30, 2003, our long-term debt had a weighted average remaining term of 11.2 years and our leases had a weighted average remaining term of 11.4 years.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without notice or shareholder approval. As of June 30, 2003, our debt to assets ratio was approximately 60% and our debt to total market capitalization was approximately 48%.

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

Variable Rate Lease Program

We may offer our current and prospective tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, the monthly base rent is typically adjusted upward periodically, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features, and none of these leases contains a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI or other escalation provisions set forth in the lease.

As of June 30, 2003, approximately $410 million of our nearly $1.7 billion real estate portfolio, or 24%, was subject to variable rate leases. The execution of these variable rate leases has enabled us to utilize variable rate debt, which totaled $244 million as of June 30, 2003. The investment spreads on our variable rate lease portfolio will change under certain LIBOR conditions. Our strategy of including minimum lease rates in our variable rate leases allows us to realize additional investment spread during the current low interest rate environment. During the past year, as LIBOR has decreased, the interest expense on our variable rate debt has also decreased. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period, since the minimum lease rates were in effect at these LIBOR levels. As LIBOR rises, our investment spreads will contract from current levels until LIBOR reaches 3.0% to 3.5%. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

Mortgage Debt and Revolving Credit Facilities

As of June 30, 2003, we had total mortgage debt outstanding of approximately $1.03 billion (consisting of approximately $799.7 million of fixed rate and approximately $226.9 million of variable rate debt), which was mortgage debt secured by approximately 266 of our properties. In addition, we had approximately $17.6 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of June 30, 2003 and December 31, 2002 (dollars in thousands):

			Principal
		Principal	Balance as of	Effective	Term/
	Original	Balance as of	December 31,	Interest	Amortization
Description of Debt	Debt Issued	June 30, 2003	2002	Rate*	Schedule

7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	—	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	33,770	34,572	7.93%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	93,485	94,413	7.69%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	25,935	26,220	7.63%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (4)	32,054	29,496	29,781	7.59%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (5)	82,600	77,782	79,158	7.61%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (6)	325,000	312,724	318,995	7.70%	(6)
Triple Net Lease Mortgage Notes, Series 2003-1 (7)	228,000	226,512	—	5.86%	(7)

Total Mortgage Fixed Rate Debt		$799,704	$593,910	7.17%

Variable rate debt due 9/29/11 (8)	150,000	141,250	143,907	3.61%	12 yr/25 yr
Various variable rate debt (9)	90,030	85,696	80,049	4.40%	10 to 12 yr/25 to 30 yr
Short-term variable rate debt (10)	80,867	—	80,867	—	(10)

Total Mortgage Variable Rate Debt		$226,946	$304,823	3.90%

TOTAL MORTGAGE DEBT		$1,026,650	$898,733	6.46%

$100 million revolving secured facility (11)		2	65,096	4.35%	(11)
$60 million revolving unsecured facility (12)		17,550	46,000	4.68%	(12)
$100 million revolving secured facility (13)		—	—	—	(13)

TOTAL CREDIT FACILITIES		$17,552	$111,096	4.63%

TOTAL DEBT OUTSTANDING		$1,044,202	$1,009,829	6.45%

*	For the quarter ended June 30, 2003. Includes deferred loan fees amortized over the life of the loans.

1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) below.

2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty limited to approximately $8.9 million of this loan, contingent upon the occurrence of certain circumstances.

3)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

4)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans.

5)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately

$49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

6)	During 2002, one of our subsidiaries issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes have a weighted average effective interest rate (including deferred fees amortized over the life of the notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a A-1b A-2 A-3	164,136 9,064 75,900 75,900	155,686 9,064 72,074 75,900	8/15/14 7/15/15 7/15/15 6/15/22

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

7)	On March 26, 2003, one of our subsidiaries issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. The debt, which is collateralized by 50 properties, is fixed rate. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1 A-2	109,000 119,000	107,512 119,000	9/25/15 3/25/19

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

8)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $103.3 million.

9)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate, or the 3-month LIBOR rate and have maturity dates ranging from December 22, 2009 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $65.6 million.

10)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) above.

11)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of June 30, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which terminates on March 21, 2004, and is renewable annually.

12)	The facility provides for a three-year term with interest determined, at the Company’s option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. As of June 30, 2003, the borrowings under the facility bear interest equal to the Prime rate less 50 basis points. During the quarter ended June 30, 2003, we amended the credit agreement to extend the eligibility of properties within the borrowing base from 180 days to 12 months, unless extended by the Company and the lender.

13)	In June 2003, we executed a $100 million revolving construction credit agreement with General Motors Acceptance Corporation. The facility provides for a one-year term, renewable annually. Amounts borrowed under this facility bear interest at a spread over LIBOR as determined at the time of each draw. Proceeds will be used to fund construction and improvement financing for existing tenants.

For the quarter ended June 30, 2003, our interest coverage and debt service coverage ratios were 2.4 and 1.6, respectively. For the trailing 12 months, our interest coverage and debt service coverage ratios were 2.5 and 1.6, respectively. We consider the interest coverage and debt service coverage ratios meaningful financial performance measures of liquidity as they provide our investors with information pertaining to our ability to satisfy our debt service requirements. These measures are typically used by our lenders in assessing our compliance with certain debt covenants. These ratios are considered non-GAAP financial measures because they are calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, commonly referred to as EBITDA. The ratios should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

The following is a calculation of our interest coverage ratio and our debt service coverage ratio for the three months and twelve months ended June 30, 2003 (dollars in thousands). The calculation includes a reconciliation of EBITDA to its most directly comparable GAAP measure, net income.

	Three months ended	Twelve months ended
	June 30, 2003	June 30, 2003

Interest Coverage Ratio:
Net Income before minority interest (“Earnings”)	$16,143	$60,413
Interest expense	16,463	60,716
Depreciation and amortization	7,676	29,274

EBITDA	$40,282	$150,403
Interest Coverage Ratio (EBITDA divided by interest expense)	2.4	2.5

Debt Service Coverage Ratio (DSCR):
Interest expense	$16,463	$60,716
Principal amortization for the period	9,045	30,559

	$25,508	$91,275
DSCR (EBITDA divided by interest expense + principal amortization for the period)	1.6	1.6

As of June 30, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and revolving credit facilities.

Interest Rate Swaps

To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $141 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $23.7 million and $15.0 million as of June 30, 2003 and December 31, 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the three months ended June 30, 2003 and 2002 was $9.0 million and $3.6 million, respectively. Total comprehensive income for the six months ended June 30, 2003 and 2002 was $19.7 million and $15.0 million, respectively. The unrealized loss as of June 30, 2003 and December 31, 2002 was as follows (in thousands):

	June 30, 2003	December 31, 2002

Derivative instrument liability	$21,182	$16,274

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, regular debt service requirements (including debt service relating to additional and replacement debt), distributions to shareholders and holders of Units, who we refer to as Unitholders, and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing revolving credit facilities. We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with amounts available under our existing commitments for long-term financing, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

As of June 30, 2003, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual principal maturities (which includes principal amortization) of mortgage debt as of June 30, 2003 are as follows (in thousands):

For the Year Ended December 31,
2003	$18,732
2004	35,456
2005	36,359
2006	38,494
2007	40,784
Thereafter	856,825

Total	$1,026,650

Commitments for Long-Term Financing

During the second quarter of 2001, we received a commitment for $150.0 million of secured long-term variable rate financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month or three-month LIBOR rate. During the second quarter of 2003, we borrowed approximately $6.5 million under this commitment to repay amounts outstanding under our revolving credit facilities. As of June 30, 2003, we had approximately $60.9 million available under this commitment.

During the second quarter of 2003, we signed a commitment for $40 million of secured mortgage financing from Bank of America. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions and the lender’s satisfaction with the loan documentation. The commitment provides financing to us for up to five years at a spread over LIBOR. As of June 30, 2003, there were no borrowings under this commitment.

Equity Transactions

On April 25, 2003, we sold 2,350,000 common shares in an underwritten public offering at an initial price to the public of $26.00 per share under our shelf registration statement filed with the SEC on March 2, 1999, which we refer to as the Shelf Registration Statement. In addition, on May 2, 2003, 352,500 common shares subject to the underwriters’ over-allotment option were issued at an initial price to the public of $26.00 per share. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $66.4 million. After the offering, $64.2 million remains available under the Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for Units in the Operating Partnership and used them to fund acquisitions, repay borrowings under our short-term credit facilities and for general corporate purposes.

On June 25, 2003, we filed a shelf registration statement, which we refer to as the 2003 Shelf Registration Statement, with the SEC relating to the future offering of up to an aggregate of $500 million of common shares, preferred shares, depositary shares, debt securities and warrants exercisable for common or preferred shares. We believe the 2003 Shelf Registration Statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of June 30, 2003, we had not issued any securities pursuant to the 2003 Shelf Registration Statement and, thus, $500 million was available under the 2003 Shelf Registration Statement for the issuance of securities.

Dividend Reinvestment and Share Purchase Plan

During April 2000, we implemented a DRIP Plan, which was subsequently amended in March 2001. Under the DRIP, current shareholders and Unitholders are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

The DRIP permits current shareholders, Unitholders and new investors to invest a minimum of $500 up to a maximum of $10,000 in common shares per month. The DRIP also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as more fully described in the Prospectus relating to the DRIP. Shares purchased under the DRIP through reinvestment of dividends are purchased at a discount (currently 3%) to the market price. Shares purchased under the DRIP through optional cash payments of $10,000 or less are purchased at market price.

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended June 30, 2003, we issued approximately 37,200 common shares under the DRIP, totaling approximately $963,000. For the six months ended June 30, 2003, we issued approximately 103,800 common shares under the DRIP, totaling approximately $2.5 million.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the six months ended June 30, 2003, no common shares were repurchased. From the inception of the common share repurchase program through June 30, 2003, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the revised definition adopted in April 2002 by NAREIT and as presented by us, is net income, computed in accordance with GAAP, plus depreciation and amortization of assets unique to the real estate industry, plus minority interest related to income from continuing operations and income from discontinued operations, and excluding gains from the sales of property, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The following table reconciles FFO and FFO per share for the three months and six months ended June 30, 2003 and 2002 to their most directly comparable GAAP measures, net income and net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$12,711	$10,914	$24,647	$21,768
Real estate depreciation and amortization	7,658	6,272	15,065	12,215
Minority interest related to income from continuing operations and income from discontinued operations	3,432	3,496	7,001	6,772
Gain on sale of real estate	(23)	—	(58)	—

FFO	$23,778	$20,682	$46,655	$40,755

Weighted average number of common shares used to compute basic net income per share	30,670	27,393	29,481	26,972

Weighted average number of common shares used to compute fully diluted net income per share	31,618	28,559	30,418	28,198

Weighted average number of common shares and units used to compute basic FFO per share	38,970	36,193	37,873	35,392

Weighted average number of common shares and units used to compute fully diluted FFO per share	39,918	37,359	38,811	36,618

Basic net income per share	$0.41	$0.40	$0.84	$0.81

Diluted net income per share	$0.40	$0.39	$0.82	$0.78

Basic FFO per share	$0.61	$0.57	$1.23	$1.15

Diluted FFO per share	$0.60	$0.55	$1.20	$1.11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our policy of substantially match-funding at least 70% of our long-term debt with long-term leases reduces our exposure to interest rate fluctuations. As of June 30, 2003, approximately 92% of our debt outstanding was substantially match-funded debt. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

During the six months ended June 30, 2003, our fixed rate debt increased from $593.9 million as of December 31, 2002 to $799.7 million as of June 30, 2003. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at June 30,

2003 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $54.5 million.

As of June 30, 2003, approximately $410 million, or 24% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program, as compared to $418 million as of December 31, 2002. Under these leases, base rent changes monthly using a spread over an applicable index, typically LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features, and none of these leases contains a maximum rate. The execution of these variable rate leases has enabled us to utilize variable rate debt, which totaled $244 million as of June 30, 2003, as compared to $416 million as of December 31, 2002. The investment spreads on our variable rate lease portfolio will change under certain LIBOR conditions. Our strategy of including minimum lease rates in our variable rate leases allows us to realize additional investment spread during the current low short-term interest rate environment. During the past year, as LIBOR has decreased, the interest expense on our variable rate debt has also decreased. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period, since the minimum lease rates were in effect at these LIBOR levels. As LIBOR rises, our investment spreads will contract from current levels until LIBOR reaches 3.0% to 3.5%. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

If interest rates on our variable rate debt instruments outstanding at June 30, 2003 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $2.4 million, based on balances at June 30, 2003. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at June 30, 2003 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $471,000 or decreased by approximately $392,000 respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenues by approximately $3.2 to $4.1 million because of certain investment spread variations at various LIBOR levels.

Item 4. Controls and Procedures

Quarterly Evaluation. We carried out an evaluation as of June 30, 2003 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer about the effectiveness of our disclosure controls and internal controls as of the end of the period covered by this quarterly report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls. Management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The evaluation by our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of procedures and discussions with our Disclosure Control Monitor and others in our organization. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Our internal control over financial reporting is also evaluated on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the evaluation generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer disclose that information to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Conclusions. Based upon the evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as of June 30, 2003 and subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer.

During the three months ended June 30, 2003, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control for financial reporting.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

The annual meeting of shareholders of Capital Automotive REIT (the “Meeting”) was held on May 6, 2003. The matters voted upon at the meeting were: (1) Election of Trustees; (2) Approval of the amendment to the Capital Automotive REIT Amended and Restated Declaration of Trust; and (3) Ratification of the appointment of the accounting firm of Ernst & Young LLP to serve as independent accountants for Capital Automotive REIT for the fiscal year ending December 31, 2003. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management’s solicitations. All of management’s nominees for the Board of Trustees were elected. The following table sets forth the results of these votes:

Proposal	Results

(1) A proposal to elect nine Board of Trustee members:

John E. Anderson	For:	26,248,557
	Withheld:	125,832

Thomas D. Eckert	For:	26,249,426
	Withheld:	124,964

Craig L. Fuller	For:	26,249,426
	Withheld:	124,964

William E. Hoglund	For:	26,237,075
	Withheld:	137,315

R. Michael McCullough	For:	26,249,426
	Withheld:	124,964

Lee P. Munder	For:	26,249,426
	Withheld:	124,964

John J. Pohanka	For:	26,249,075
	Withheld:	125,315

Robert M. Rosenthal	For:	26,248,547
	Withheld:	125,842

Vincent A. Sheehy	For:	26,190,740
	Withheld:	183,650

(2) Approval of the amendment to the Capital Automotive REIT Amended and Restated Declaration of Trust:

	For:	26,333,042
	Against:	18,285
	Abstain:	23,062
	Broker No Vote:	1

(3) Ratification of the appointment of the accounting firm of Ernst & Young LLP to serve as independent accountants for Capital Automotive REIT for the fiscal year ending December 31, 2003:

	For:	25,938,483
	Against:	408,438
	Abstain:	27,465
	Broker No Vote:	4

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

3.1	Amended and Restated Declaration of Trust of Capital Automotive REIT, as amended (filed herewith)

10.3	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Thomas D. Eckert (filed herewith)

10.4	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and David S. Kay (filed herewith)

10.5	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and John M. Weaver (filed herewith)

10.16	Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Jay M. Ferriero (filed herewith)

10.17	Second Amendment to the Revolving Loan Agreement dated as of March 29, 2002 by and among Comerica Bank, et al. and Capital Automotive L.P., et al. (filed herewith)

10.18	Second Amendment to Guaranty dated as of June 26, 2003 among Capital Automotive REIT, Capital Automotive L.P., et al. and Comerica Bank et al. (filed herewith)

10.19	Construction Credit Agreement dated as of June 23, 2003 among General Motors Acceptance Corporation, as Lender and Capital Automotive L.P. and certain of its subsidiaries, as Borrowers (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

b)  Reports on Form 8-K

On June 25, 2003, we filed a Form 8-K dated June 25, 2003 with the SEC for the purpose of revising our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 to appropriately reflect Statement of Financial Standards No. 145 (“SFAS 145”), which became effective for our fiscal year beginning on January 1, 2003. SFAS 145 requires any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item be reclassified.

A Form 8-K, dated April 22, 2003 was filed with the SEC on April 23, 2003 in response to Item 7 to file exhibits in connection with an underwritten public offering of our common shares under our registration statement on Form S-3 (No. 333-73181).

A Form 8-K was dated and furnished to the SEC on April 22, 2003 in response to Items 7 and 12 to file a press release announcing our financial results for the quarter ended March 31, 2003. The information contained in “Capital Automotive REIT Unaudited Supplemental Financial Data” attached to the press release filed as Exhibit 99.1 to the Form 8-K is deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL AUTOMOTIVE REIT (Registrant)

BY:	/s/ Thomas D. Eckert

Thomas D. Eckert President and Chief Executive Officer (principal executive officer)

BY:	/s/ David S. Kay

David S. Kay Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: August 12, 2003

Exhibit Index

3.1	Amended and Restated Declaration of Trust of Capital Automotive REIT, as amended (filed herewith)

10.3	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Thomas D. Eckert (filed herewith)

10.4	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and David S. Kay (filed herewith)

10.5	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and John M. Weaver (filed herewith)

10.16	Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Jay M. Ferriero (filed herewith)

10.17	Second Amendment to the Revolving Loan Agreement dated as of March 29, 2002 by and among Comerica Bank, et al. and Capital Automotive L.P., et al. (filed herewith)

10.18	Second Amendment to Guaranty dated as of June 26, 2003 among Capital Automotive REIT, Capital Automotive L.P., et al. and Comerica Bank et al. (filed herewith)

10.19	Construction Credit Agreement dated as of June 23, 2003 among General Motors Acceptance Corporation, as Lender and Capital Automotive L.P. and certain of its subsidiaries, as Borrowers (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)