Form 10-Q
period 2003-09-30
CAPITAL AUTOMOTIVE REIT
filed 2003-11-13
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

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

Yes   (X)    No  (  )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   (X)    No  (  )

Number of common shares of beneficial interest outstanding as of October 31, 2003 was 32,594,289.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

Page No.

Part I – Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets – September 30, 2003 (unaudited) and December 31, 2002.	3
Consolidated Statements of Operations (unaudited) – three months and nine months ended September 30, 2003 and September 30, 2002.	4
Consolidated Statements of Cash Flows (unaudited) – nine months ended September 30, 2003 and September 30, 2002.	5
Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income (unaudited) – nine months ended September 30, 2003	6
Notes to Consolidated Financial Statements (unaudited)	7 – 18
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 33
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	33 – 34
Item 4 – Controls and Procedures	34 – 36
Part II – Other Information
Item 1 – Legal Proceedings	37
Item 2 – Changes in Securities	37
Item 3 – Defaults Upon Senior Securities	37
Item 4 – Submission of Matters to Vote to Security Holders	37
Item 5 – Other Information	37
Item 6 – Exhibits and Reports on Form 8-K	37
Signatures	38

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate:
Land	$688,115	$632,868
Buildings and improvements	1,014,656	941,285
Accumulated depreciation	(108,124)	(85,523)

	1,594,647	1,488,630
Cash and cash equivalents	18,143	7,442
Other assets, net	53,643	46,398

Total Assets	$1,666,433	$1,542,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,017,616	$898,733
Borrowings under credit facilities	30,002	111,096
Accounts payable and accrued expenses	30,867	29,022
Security deposits payable	7,230	6,948

Total Liabilities	1,085,715	1,045,799

Minority Interest	118,596	116,048
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 32,449,746 shares issued and outstanding as of September 30, 2003 and 28,321,396 shares issued and outstanding as of December 31, 2002	324	283
Additional paid-in-capital	—	413,688
Deferred compensation	—	(1,550)
Accumulated other comprehensive income (loss)	—	(16,274)
Distributions in excess of accumulated earnings	37,718	(15,524)

Total Shareholders’ Equity	38,042	380,623

Total Liabilities and Shareholders’ Equity	$1,242,353	$1,542,470

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue:
Rental	$43,013	$36,067	$125,309	$102,243
Interest and other	144	241	783	505

Total revenue	43,157	36,308	126,092	102,748

Expenses:
Depreciation and amortization	7,834	6,776	22,936	18,933
General and administrative	2,546	2,026	7,172	6,136
Interest	16,323	13,558	48,160	35,376

Total expenses	26,703	22,360	78,268	60,445

Income from continuing operations before minority interest	16,454	13,948	47,824	42,303
Minority interest	(3,383)	(3,286)	(10,335)	(10,013)

Income from continuing operations	13,071	10,662	37,489	32,290
Income from discontinued operations	—	40	171	180
Gain on sale of real estate	—	222	58	222

Total discontinued operations	—	262	229	402

Net income	$13,071	$10,924	$37,718	$32,692

Shares of common stock outstanding used to compute basic earnings per share	31,919	27,917	30,303	27,291

Basic earning per share:
Income from continuing operations	$0.41	$0.38	$1.24	$1.18
Net income	$0.41	$0.39	$1.24	$1.20
Shares of common stock outstanding used to compute diluted earnings per share	32,731	28,956	31,198	28,454

Diluted earnings per share:
Income from continuing operations	$0.40	$0.37	$1.21	$1.15
Net income	$0.40	$0.38	$1.22	$1.16
Dividends declared per share	$0.4110	$0.3980	$1.2260	$1.1805

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$37,718	$32,692
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(58)	(222)
Stock compensation expense	853	869
Depreciation and amortization	24,797	20,077
Income from continuing operations applicable to minority interest	10,335	10,013
Income from discontinued operations applicable to minority interest	49	57
Increase in other assets	(3,503)	(8,184)
Increase in accounts payable and accrued expenses	1,877	4,329
Increase (decrease) in security deposits payable	282	(67)

Net cash provided by operating activities	72,350	59,564

Cash flows from investing activities:
Purchase of furniture and equipment	(44)	(71)
Real estate acquisitions	(130,906)	(280,339)
Real estate dispositions	1,928	7,524

Net cash used in investing activities	(129,022)	(272,886)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	58,000	251,712
Proceeds from mortgage debt	234,480	205,385
Repayment of borrowings under credit facilities	(139,094)	(169,220)
Repayment of mortgage debt	(91,638)	—
Mortgage principal payments	(23,959)	(16,093)
Payments for debt issuance costs	(6,636)	(7,311)
Decrease (increase) in restricted cash	1,178	(12,368)
Payment of cash dividend	(33,673)	(32,432)
Distributions to minority partners	(10,234)	(9,862)
Payment for the purchase of outstanding warrants to purchase common shares	—	(6,328)
Redemption of units of limited partnership interest in the Partnership	—	(153)
Proceeds from follow-on offering, net of costs	66,430	—
Proceeds from issuance of other common shares, net of costs	12,519	17,132

Net cash provided by financing activities	67,373	220,462

Net increase in cash and cash equivalents	10,701	7,140
Cash and cash equivalents at beginning of period	7,442	9,490

Cash and cash equivalents at end of period	$18,143	$16,630

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$—	$19,000

Interest paid during the period	$45,404	$29,465

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

				Distributions in		Accumulated
			Additional	Excess of		Other		Other
	Common Shares		Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income

Balance at December 31, 2002 (audited)	28,321,396	$283	$413,688	$(15,524)	$(1,550)	$(16,274)	$380,623
Adjustment to reflect minority interest ownership in Partnership	—	—	(6,245)	—	—	—	(6,245)	—
Proceeds from follow-on offering, net of costs	2,702,500	27	66,403	—	—	—	66,430	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	167,349	1	4,307	—	—	—	4,308	—
Issuance of restricted shares, net of forfeitures	60,569	1	1,398	—	(1,399)	—	—	—
Amortization of deferred compensation	—	—	—	—	727	—	727	—
Issuance of phantom shares, net of forfeitures	12,460	—	103	—	—	—	103	—
Exercise of common stock options and warrants	891,898	9	12,431	—	—	—	12,440	—
Redemption of units of limited partnership interest in the Partnership to common shares	293,574	3	3,864	—	—	—	3,867	—
Accrued compensation	—	—	126	—	—	—	126	—
Change in valuation of interest rate swap	—	—	—	—	—	(162)	(162)	(162)
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	35
Dividends declared	—	—	—	(37,813)	—	—	(37,813)	—
Net income	—	—	—	37,718	—	—	37,718	37,718

Balance at September 30, 2003 (unaudited)	32,449,746	$324	$496,075	$(15,619)	$(2,222)	$(16,436)	$462,122	$37,591

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of September 30, 2003, owned approximately 79.6% of the units of limited partnership interest in the Partnership, which we refer to as Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties, and (ii) the terms dealer group, tenant or operators of dealerships to refer to the persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain situations.

As of September 30, 2003, we had invested more than $1.7 billion in 313 properties located in 30 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia), consisting of approximately 2,234 acres of land and containing approximately 12.8 million square feet of buildings and improvements. Our tenants operate 436 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended September 30, 2003 of approximately 17.7 years), with our entire portfolio having a weighted average initial lease term of approximately 14.4 years. As of September 30, 2003, our portfolio had a weighted average remaining lease term of approximately 11.2 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and include the accounts of the Company, its wholly owned subsidiaries, and other entities where the Company has a majority ownership, all of which it controls. The equity interests of other limited partners are reflected as minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Real Estate and Depreciation

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases, in accordance with Statement of Financial Accounting Standards No. 141, commonly referred to SFAS No. 141. The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at their replacement cost. Any significant amounts paid above or below the fair value of the land and building and improvements acquired would be recorded as a lease intangible asset or liability and amortized and recorded as an increase or reduction to rental income over the remaining life of the associated lease. Based on our analysis, we had not recorded any lease intangible assets or liabilities as of September 30, 2003 and December 31, 2002. External acquisition costs directly related to each property are capitalized as a cost of the respective property.

Depreciation is computed using the straight-line method over an estimated useful life of 20 to 45 years for the buildings and improvements. Real estate depreciation expense was approximately $7.8 million and $6.7 million for the three months ended September 30, 2003 and 2002, respectively. Real estate depreciation expense was approximately $22.8 million and $18.9 million for the nine months ended September 30, 2003 and 2002, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $18,000 and $20,000 for the three months ended September 30, 2003 and 2002, respectively. Total depreciation expense related to our furniture, fixtures and equipment was approximately $58,000 and $55,000 for the nine months ended September 30, 2003 and 2002, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash reserved to fund debt service payments and funds invested in cash collateral accounts. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders, however, we earn the interest on the funds held. Restricted cash is included in other assets and totaled approximately $15.1 million and $16.1 million as of September 30, 2003 and December 31, 2002, respectively.

Deferred Loan Costs

Certain costs incurred in connection with our revolving credit facilities and issuing mortgage debt are capitalized and generally amortized over the terms of the respective revolving credit facility or mortgage debt using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and total approximately $18.4 million and $13.4 million as of September 30, 2003 and December 31, 2002, respectively. Loan cost amortization expense was approximately $675,000 and $550,000 for the three months ended September 30, 2003 and 2002, respectively. Loan cost amortization expense was approximately $1.9 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Capitalized Leasing Costs

Certain initial direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and total approximately $1.4 million and $1.2 million as of September 30, 2003 and December 31, 2002, respectively. Leasing cost amortization expense was approximately $44,000 and $36,000 for the three months ended September 30, 2003 and 2002, respectively. Leasing cost amortization expense was approximately $128,000 and $109,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. All leases are accounted for as operating leases and rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of September 30, 2003, approximately $413 million of our more than $1.7 billion real estate portfolio, or 24%, was subject to variable rate leases. This compares to approximately $367.0 million of our approximately $1.5 billion real estate portfolio, or 24%, that was subject to variable rate leases as of September 30, 2002. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $15.5 million and $11.8 million as of September 30, 2003 and December 31, 2002, respectively. Straight-lined rental revenue was approximately $1.2 million for the three months ended September 30, 2003 and 2002. Straight-lined rental revenue was approximately $3.7 million and $3.9 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Share-Based Compensation

The Capital Automotive Group 1998 Equity Incentive Plan (as amended in February 1999 and as restated and amended in February 2002), which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At September 30, 2003, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$13,071	$10,924	$37,718	$32,692
Add: Share-based compensation expense included in reported net income, net of minority interest	198	225	669	663
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(236)	(332)	(787)	(1,077)

Pro forma net income	$13,033	$10,817	$37,600	$32,278
Basic earnings per share:
As reported	$0.41	$0.39	$1.24	$1.20
Pro forma	$0.41	$0.39	$1.24	$1.18
Diluted earnings per share:
As reported	$0.40	$0.38	$1.22	$1.16
Pro forma	$0.40	$0.38	$1.21	$1.15

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

3.     NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, commonly referred to as FIN 46, “Consolidation of Variable Interest Entities.” Under FIN 46, companies will be required to determine if they are the primary beneficiary of a variable interest entity, commonly referred to as a VIE. If they are the primary beneficiary, the VIE must be consolidated. All companies with variable interests in VIEs created after January 31, 2003 must apply the provisions of FIN 46 immediately. Public companies with a variable interest in a VIE created before February 1, 2003 were originally required to apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. This requirement was subsequently deferred by the FASB in October 2003 to the first interim or annual period ending after December 15, 2003. FIN 46 has not had and we do not expect that it will have a significant impact on our financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed and potentially settled in an issuer’s own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. On October 29, 2003, the FASB deferred the application of paragraphs 9 and 10 of SFAS No. 150 and determined that the application would be reconsidered as a component of a separate, ongoing FASB project. Therefore, the effective date of its application is currently undeterminable. The adoption of SFAS No. 150 has not and is not expected to have a significant impact on our financial condition or results of operations.

4.     ACQUISITIONS

During the three months ended September 30, 2003, we completed approximately $24.4 million of property acquisitions, bringing total acquisitions for the nine-month period ended September 30, 2003 to $130.8 million. The third quarter acquisitions included one auto mall, four other auto retail properties and construction and improvement fundings. These acquisitions contain nine automotive franchises and added approximately 224,000 square feet of buildings and improvements on approximately 28 acres of land. The leases have initial lease terms ranging from 15 to 20 years, with a weighted average initial lease term of 17.7 years. The leases have renewal options exercisable at the option of the tenants ranging from a total of 20 to 40 years. The acquisitions were funded with cash on hand and borrowings on our short-term revolving credit facilities. A summary of the third quarter acquisitions is as follows:

•	Two properties totaling approximately $8.7 million leased to affiliates of Sonic Automotive, Inc. (Sonic) located in Alabama. Included in the acquisition is a collision center and an auto mall that currently has three franchises (Audi, Land Rover and Porsche). Three additional franchises (BMW, Cadillac and Lexus) will be constructed on the auto mall during the next six months. We have committed to fund approximately $18 million for the construction of these new dealerships upon satisfactory completion of each facility subject to due diligence and customary closing conditions. As of September 30, 2003, we leased 86 properties to affiliates of Sonic, representing approximately 23% of the Company’s total annualized rental revenue.

•	One property totaling approximately $7.5 million leased to a subsidiary of UnitedAuto Group, Inc. (UnitedAuto) located in Arizona. A Ford franchise is operated on the property. As of

September 30, 2003, we leased 17 properties to subsidiaries of UnitedAuto, representing approximately 11% of the Company’s total annualized rental revenue.

•	Two properties totaling approximately $5.5 million leased to subsidiaries of Asbury Automotive Group, Inc. (Asbury) located in Georgia and Mississippi. Five franchises (Buick, Cadillac, Chevrolet, GMC and Pontiac) and a collision center are operated on these properties. As of September 30, 2003, we leased 11 properties to subsidiaries of Asbury, representing approximately 3% of the Company’s total annualized rental revenue.

•	Construction and improvement fundings, totaling approximately $2.7 million, all of which were transacted with existing tenants.

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

The following table is a summary of revenue from properties sold subsequent to January 1, 2002 (not including the gain on the sale of the properties) and total discontinued operations for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$—	$105,000	$226,000	$536,000
Total discontinued operations	$—	$262,000	$229,000	$402,000
Number of properties included in discontinued operations	—	4	1	4

6.     MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

As of September 30, 2003, we had total mortgage debt outstanding of approximately $1.02 billion (consisting of approximately $792.9 million of fixed rate and approximately $224.7 million of variable rate debt), which was secured by approximately 266 of our properties. In addition, we had approximately $30.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2003 and December 31, 2002 (dollars in thousands):

		Principal	Principal
		Balance as of	Balance as of	Effective	Term/
	Original	September 30,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2003	2002	Rate*	Schedule
7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	—	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	33,415	34,572	7.95%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	92,994	94,413	7.69%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	25,650	26,220	7.62%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (4)	32,054	29,212	29,781	7.59%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (5)	82,600	77,093	79,158	7.62%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (6)	325,000	309,535	318,995	7.70%	(6)
Triple Net Lease Mortgage Notes, Series 2003-1 (7)	228,000	225,002	—	5.86%	(7)

Total Mortgage Fixed Rate Debt		$792,901	$593,910	7.17%
Variable rate debt due 9/29/11 (8)	150,000	139,642	143,907	3.40%	12 yr/25 yr
					10 to 12 yr/25 to
Various variable rate debt (9)	90,030	85,073	80,049	4.12%	30 yr
Short-term variable rate debt (10)	80,867	—	80,867	—	(10)

Total Mortgage Variable Rate Debt		$224,715	$304,823	3.67%

TOTAL MORTGAGE DEBT		$1,017,616	$898,733	6.40%
$100 million revolving secured facility (11)		22,002	65,096	4.26%	(11)
$60 million revolving unsecured facility (12)		8,000	46,000	4.21%	(12)
$100 million revolving secured facility (13)		—	—	—	(13)

TOTAL CREDIT FACILITIES		$30,002	$111,096	4.26%

TOTAL DEBT OUTSTANDING		$1,047,618	$1,009,829	6.39%

*	For the quarter ended September 30, 2003. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) below.

(2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(3)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

(4)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans.

(5)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(6)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes have a weighted average effective interest rate (including deferred fees amortized over the life of the notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	153,494	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	71,077	7/15/15
A-3	75,900	75,900	6/15/22

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The Partnership has provided a guaranty of collection limited to approximately $35 million of this loan, contingent upon the trustee first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee. In connection with the issuance of this debt, in certain situations, the Company guarantees payments of principal and interest and any unpaid debt. The term of the guaranty is the same as the term of the debt.

(7)	On March 26, 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	106,002	9/25/15
A-2	119,000	119,000	3/25/19

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

(8)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $100.2 million.

(9)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate, or the 3-month LIBOR rate and have maturity dates ranging from December 22, 2009 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $65.5 million.

(10)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) above.

(11)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of September 30, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 295 to 300 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2004, and is renewable annually.

(12)	The facility provides for a three-year term with interest determined, at our option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. As of September 30, 2003, the borrowings under the facility bear interest equal to the one-month LIBOR plus 200 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on March 29, 2005.

(13)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest at a spread over LIBOR as determined at the time of each draw. Proceeds will be used to fund construction and improvement financing for existing tenants. As of September 30, 2003, no amounts had been borrowed on this facility. The facility matures on June 22, 2004, and is renewable annually.

As of September 30, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

Aggregate annual principal amortization and payments due at maturity of our mortgage debt as of September 30, 2003 are as follows (in thousands):

	Principal
For the Year Ended December 31,	Amortization	Maturities	Total
2003	$9,943	$—	$9,943
2004	36,544	—	36,544
2005	37,305	—	37,305
2006	38,632	—	38,632
2007	40,931	—	40,931
Thereafter	438,027	416,234	854,261

Total	$601,382	$416,234	$1,017,616

Interest Rate Swaps

To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $141 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $13.9 million and $15.0 million as of September 30, 2003 and December 31, 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the three months ended September 30, 2003 and 2002 was $16.8 million and $1.9 million, respectively. Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $37.6 million and $18.6 million, respectively. The unrealized loss as of September 30, 2003 and December 31, 2002 was as follows (in thousands):

	September 30, 2003	December 31, 2002

Derivative instrument liability	$16,436	$16,274

7.     MINORITY INTEREST

Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Units held by the Minority Interest at the end of the period by the total Units outstanding at the end of the period, excluding derivative securities. The Minority Interest ownership percentage in assets and liabilities of the Partnership was 20.4% and 23.4% as of September 30, 2003 and December 31, 2002, respectively.

Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Units held by the Minority Interest by the total weighted average number of Units outstanding during the period, excluding derivative securities. The Minority Interest ownership percentage in income of the Partnership was 20.6% and 23.6% for the three months ended September 30, 2003 and 2002, respectively. The Minority Interest ownership percentage in income of the Partnership was 21.6% and 23.7% for the nine months ended September 30, 2003 and 2002, respectively.

Holders of Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were approximately 8.3 million and 8.6 million limited partnership units in the Partnership, as of September 30, 2003 and December 31, 2002, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

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

A reconciliation of net income and weighted average common shares used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income from continuing operations	$13,071	$10,662	$37,489	$32,290
Adjustments	67	91	237	315

Income from continuing operations used to calculate diluted earnings per share	$13,138	$10,753	$37,726	$32,605

Basic earnings per share	$0.41	$0.38	$1.24	$1.18
Diluted earnings per share	$0.40	$0.37	$1.21	$1.15

Net income	$13,071	$10,924	$37,718	$32,692
Adjustments	67	93	239	320

Net income used to calculate diluted earnings per share	$13,138	$11,017	$37,957	$33,012

Basic earnings per share	$0.41	$0.39	$1.24	$1.20
Diluted earnings per share	$0.40	$0.38	$1.22	$1.16
Weighted average shares:
Common shares outstanding used to compute basic earnings per share	31,919	27,917	30,303	27,291
Adjustments	812	1,039	895	1,163

Common shares outstanding used to compute diluted earnings per share	32,731	28,956	31,198	28,454

9.     DIVIDENDS DECLARED PER SHARE

Dividends are generally declared a quarter in arrears. Dividends declared per share for the three months ended September 30, 2003 and 2002 represent the second quarter dividend for 2003 and 2002, respectively. Dividends declared per share for the nine months ended September 30, 2003 include the first and second quarter dividends for 2003 and the fourth quarter dividend for 2002. Dividends declared per share for the nine months ended September 30, 2002 includes the first and second quarter dividends for 2002 and the fourth quarter dividend for 2001.

10.     SUBSEQUENT EVENTS

Declaration of Dividend. On October 14, 2003, our Board of Trustees declared a cash dividend of $0.4140 per share, which will be paid on November 20, 2003 to shareholders of record as of November 10, 2003.

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of September 30, 2003, we had invested more than $1.7 billion in 313 properties located in 30 states, consisting of approximately 2,234 acres of land and containing approximately 12.8 million square feet of buildings and improvements. Our tenants operate 436 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended September 30, 2003 of approximately 17.7 years), with our entire portfolio having a weighted average initial lease term of approximately 14.4 years. As of September 30, 2003, our portfolio had a weighted average remaining lease term of approximately 11.2 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned from the temporary investment of funds in short-term investments; and (3) other fee income.

We incur general and administrative expenses including, principally, compensation expense for our executive officers and other employees, professional fees, office administration expenses (including rent), business taxes and insurance and various other expenses incurred in managing our business. We are a self-administered and self-managed real estate company operating as a real estate investment trust, or a REIT, for federal income tax purposes. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a nine-year to 40-year period for tax purposes and a 20-year to 45-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

THIRD QUARTER ACQUISITIONS

During the three months ended September 30, 2003, we completed approximately $24.4 million of property acquisitions, bringing total acquisitions for the nine-month period ended September 30, 2003 to $130.8 million. The third quarter acquisitions included one auto mall, four other auto retail properties and construction and improvement fundings. These acquisitions contain nine automotive franchises and added approximately 224,000 square feet of buildings and improvements on approximately 28 acres of land. The leases have initial lease terms ranging from 15 to 20 years, with a weighted average initial lease term of 17.7 years. The leases have renewal options exercisable at the option of the tenants ranging from a total of 20 to 40 years. The acquisitions were funded with cash on hand and borrowings on our short-term revolving credit facilities. A summary of the third quarter acquisitions is as follows:

•	Two properties totaling approximately $8.7 million leased to affiliates of Sonic Automotive, Inc. (Sonic) located in Alabama. Included in the acquisition is a collision center and an auto mall that currently has three franchises (Audi, Land Rover and Porsche). Three additional franchises (BMW, Cadillac and Lexus) will be constructed on the auto mall during the next six months. We have committed to fund approximately $18 million for the construction of these new dealerships upon satisfactory completion of each facility subject to due diligence and customary closing conditions. As of September 30, 2003, we leased 86 properties to affiliates of Sonic, representing approximately 23% of the Company’s total annualized rental revenue.

•	One property totaling approximately $7.5 million leased to a subsidiary of UnitedAuto Group, Inc. (UnitedAuto) located in Arizona. A Ford franchise is operated on the property. As of September 30, 2003, we leased 17 properties to subsidiaries of UnitedAuto, representing approximately 11% of the Company’s total annualized rental revenue.

•	Two properties totaling approximately $5.5 million leased to subsidiaries of Asbury Automotive Group, Inc. (Asbury) located in Georgia and Mississippi. Five franchises (Buick, Cadillac, Chevrolet, GMC and Pontiac) and a collision center are operated on these properties. As of September 30, 2003, we leased 11 properties to subsidiaries of Asbury, representing approximately 3% of the Company’s total annualized rental revenue.

•	Construction and improvement fundings, totaling approximately $2.7 million, all of which were transacted with existing tenants.

RESULTS OF OPERATIONS

Revenue

Rental. Rental revenue for the three months ended September 30, 2003 increased 19% to $43.0 million from $36.1 million for the same quarter in 2002. Rental revenue for the nine months ended September 30, 2003 increased 23% to $125.3 million from $102.2 million for the same period in 2002. The increase was primarily attributable to:

•	the growth of our real estate portfolio from which we generate our rental income. This increase will vary depending on the timing of our property acquisitions and whether or not our leases have fixed minimum escalators. We owned 313 properties as of September 30, 2003 versus 287 properties as of September 30, 2002, although one of the properties owned as of September 30, 2002 was sold subsequent to September 30, 2002 and reclassified from rental revenue to discontinued operations as discussed under “Discontinued Operations” below;

•	an increase from rent escalations above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

In addition to the above, during the quarter and nine months ended September 30, 2003, the investment spreads on our variable rate leases have increased as compared to the same period in the prior year. As of September 30, 2003 our variable rate leases totaled $413 million, as compared to $367 million as of September 30, 2002. Under these leases, base rent changes monthly, generally based upon a spread over LIBOR. The vast majority of these variable rate leases contain minimum lease rates, generally ranging from 8% to 9%, which has allowed us to realize additional investment spread during the current low short-term interest rate environment. During the past year, the average one-month LIBOR rate has decreased from 1.82% during the third quarter of 2002 to 1.11% during the third quarter of 2003. This has resulted in a decrease in interest expense on our variable rate debt, as discussed in “Expenses” below. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period, since the minimum lease rates were in effect at these LIBOR levels.

Interest and Other. Interest and other income for the three months ended September 30, 2003 decreased 40% to $144,000 from $241,000 for the same quarter in 2002. Interest and other income for the nine months ended September 30, 2003 increased 55% to $783,000 from $505,000 for the same period in 2002. Differences in interest and other income are primarily due to fluctuations in the cash collateral balances held by our lenders at any point in time and changes in the interest rates earned on these balances. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The cash collateral accounts are controlled by the lenders, however, we earn interest on the funds held. Our cash collateral accounts totaled $13.9 million and $14.0 million as of September 30, 2003 and 2002.

Expenses

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2003 increased 16% to $7.8 million from $6.8 million for the same quarter in 2002. Depreciation and amortization for the nine months ended September 30, 2003 increased 21% to $22.9 million from $18.9 million for the same period in 2002. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during those periods. The increase is attributable to the growth of our real estate portfolio, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses for the three months ended September 30, 2003 increased 26% to $2.5 million from $2.0 million for the same quarter in 2002. General and administrative expenses for the nine months ended September 30, 2003 increased 17% to $7.2 million from $6.1 million for the same period in 2002. The increase in operating expenses is due primarily to:

•	an increase in payroll and related expenses primarily attributable to an increase in base compensation and bonus targets, expenses related to stock based compensation plans, and an increase in the number of employees;

•	an increase in directors and officers insurance due to an increase in market rates;

•	an increase in professional fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires companies to assess the effectiveness of their internal controls over financial reporting, effective for our fiscal year ended 2004;

•	an increase in business taxes and state registration fees due to the growth in our real estate portfolio during 2002 and 2003 as well as changes in state tax laws;

•	an increase in rent and occupancy costs due to the relocation of our office during the fourth quarter of 2002; and

•	an increase in fees paid to our Board of Trustees.

The increase in operating expenses from the nine months ended September 30, 2002 was partially offset by the decrease in information technology costs due to projects initiated and completed during the first quarter of 2002.

Interest. Interest expense for the three months ended September 30, 2003 increased 20% to $16.3 million from $13.6 million for the same quarter in 2002. Interest expense for the nine months ended September 30, 2003 increased 36% to $48.2 million from $35.4 million for the same period in 2002. The increase in interest expense is primarily due to an increase in our overall debt during the past twelve months, which was primarily obtained to directly or indirectly finance the acquisition of properties during that time period.

In addition, the effective interest rate on our debt, which includes deferred loan fees amortized over the life of the loans, was 6.39% for the quarter ended September 30, 2003 as compared to 6.37% for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the effective interest rate on our debt was 6.36% as compared to 6.41% for the nine months ended September 30, 2002. The change in the effective interest rate for the nine months ended September 30, 2003 is due to the decrease in interest rates during the past twelve months. This was partially offset by the issuance of long-term fixed rate debt during the same period to lock in rates during this low interest rate environment, resulting in a reduction of our borrowings on our short-term revolving credit facilities, and $80 million of debt that was swapped from variable rate to fixed rate effective during the fourth quarter of 2002.

Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). SFAS No. 144 requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income.

The following table is a summary of revenue from properties sold subsequent to January 1, 2002 (not including the gain on the sale of the properties) and total discontinued operations for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$—	$105,000	$226,000	$536,000
Total discontinued operations	$—	$262,000	$229,000	$402,000
Number of properties included in discontinued operations	—	4	1	4

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $18.1 million and $16.6 million at September 30, 2003 and September 30, 2002, respectively. The changes in cash and cash equivalents during the nine months ended September 30, 2003 and 2002 were attributable to operating, investing and financing activities, as described below.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was $72.4 million and $59.6 million, respectively, and represents, in each year, cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $129.0 million and $272.9 million, respectively, and primarily reflects the acquisition of dealership properties, facility improvements and construction financings, net of sales, during those periods.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2003 and 2002 was $67.4 million and $220.5 million, respectively. Cash provided by financing activities for the nine months ended September 30, 2003 primarily reflects:

•	$234.5 million of proceeds received from mortgage debt incurred during the period;

•	$66.4 million of proceeds received from our follow-on common share offering, net of costs;

•	$58.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$12.5 million of proceeds received from the issuance of common shares through our Dividend Reinvestment and Share Purchase Plan, which we refer to as the DRIP, and equity incentive plans, net of costs; and

•	the decrease of restricted cash totaling $1.2 million.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $139.1 million;

•	the repayment of mortgage debt totaling $91.6 million;

•	distributions made to shareholders and minority partners during the period totaling $43.9 million;

•	payments of principal on outstanding mortgage debt totaling $24.0 million; and

•	payments for debt issuance costs totaling $6.6 million.

Cash provided by financing activities for the nine months ended September 30, 2002 primarily reflects:

•	$251.7 million of proceeds received from borrowings on our revolving credit facilities;

•	$205.4 million of proceeds received from mortgage debt incurred during the period; and

•	$17.1 million of proceeds received from the issuance of common shares through our DRIP and equity incentive plans, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $169.2 million;

•	distributions made to shareholders and minority partners during the period totaling $42.3 million;

•	payments of principal on outstanding mortgage debt totaling $16.1 million;

•	the increase of restricted cash totaling $12.4 million;

•	payments for debt issuance costs totaling $7.3 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively; and

•	the redemption of Units totaling $153,000.

Debt Financing Strategy

We typically fund our short-term liquidity requirements through available cash or one of our three revolving credit facilities. These facilities provide short-term borrowing capacity of $260 million of which approximately $230 million was available as of September 30, 2003. Periodically, in order to more closely match the term of our debt with that of our leases, we replace our short-term debt using the proceeds of long-term mortgage debt.

To minimize interest rate risk, we typically match the average term of our long-term debt with the average remaining term of our leases as well as the type of debt with the type of leases (fixed or variable rate) in order to maintain an investment spread over the lease term. We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding debt with leases. We may change the 70% guideline at any time without shareholder approval. As of September 30, 2003, approximately 91% of our debt outstanding was substantially match-funded debt. As of September 30, 2003, our long-term debt had a weighted average remaining term of 10.9 years and our leases had a weighted average remaining term of 11.2 years.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without notice or shareholder approval. As of September 30, 2003, our debt to assets ratio was approximately 59% and our debt to total market capitalization was approximately 46%.

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

Variable Rate Lease Program

We may offer our current and prospective tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, our leases typically provide for upward periodic adjustments in base rent, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI or other escalation provisions set forth in the lease.

As of September 30, 2003, approximately $413 million of our more than $1.7 billion real estate portfolio, or 24%, was subject to variable rate leases. The execution of these variable rate leases has enabled us to utilize variable rate debt, which totaled $255 million as of September 30, 2003. Of the $255 million, approximately $200 million is matched with variable rate leases. The investment spreads on our variable rate lease portfolio will change under certain interest rate conditions. Our strategy of including minimum lease rates in our variable rate leases allows us to realize additional investment spread during the current low interest rate environment. During the past year, as LIBOR has decreased, the interest expense on our variable rate debt has also decreased. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period, since the minimum lease rates were in effect at these LIBOR levels. Because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

Mortgage Debt and Revolving Credit Facilities

As of September 30, 2003, we had total mortgage debt outstanding of approximately $1.02 billion (consisting of approximately $792.9 million of fixed rate and approximately $224.7 million of variable rate debt), which was secured by approximately 266 of our properties. In addition, we had approximately $30.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of September 30, 2003 and December 31, 2002 (dollars in thousands):

		Principal	Principal
		Balance as of	Balance as of	Effective	Term/
	Original	September 30,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2003	2002	Rate*	Schedule
7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	—	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	33,415	34,572	7.95%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	92,994	94,413	7.69%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	25,650	26,220	7.62%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (4)	32,054	29,212	29,781	7.59%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (5)	82,600	77,093	79,158	7.62%	12 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (6)	325,000	309,535	318,995	7.70%	(6)
Triple Net Lease Mortgage Notes, Series 2003-1 (7)	228,000	225,002	—	5.86%	(7)

Total Mortgage Fixed Rate Debt		$792,901	$593,910	7.17%
Variable rate debt due 9/29/11 (8)	150,000	139,642	143,907	3.40%	12 yr/25 yr
					10 to 12 yr/25 to
Various variable rate debt (9)	90,030	85,073	80,049	4.12%	30 yr
Short-term variable rate debt (10)	80,867	—	80,867	—	(10)

Total Mortgage Variable Rate Debt		$224,715	$304,823	3.67%

TOTAL MORTGAGE DEBT		$1,017,616	$898,733	6.40%
$100 million revolving secured facility (11)		22,002	65,096	4.26%	(11)
$60 million revolving unsecured facility (12)		8,000	46,000	4.21%	(12)
$100 million revolving secured facility (13)		—	—	—	(13)

TOTAL CREDIT FACILITIES		$30,002	$111,096	4.26%

TOTAL DEBT OUTSTANDING		$1,047,618	$1,009,829	6.39%

*	For the quarter ended September 30, 2003. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) below.

(2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(3)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

(4)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans.

(5)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(6)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes have a weighted average effective interest rate (including deferred fees amortized over the life of the notes) of approximately 7.7%. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	153,494	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	71,077	7/15/15
A-3	75,900	75,900	6/15/22

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The Partnership has provided a guaranty of collection limited to approximately $35 million of this loan, contingent upon the trustee first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee. In connection with the issuance of this debt, in certain situations, the Company guarantees payments of principal and interest and any unpaid debt. The term of the guaranty is the same as the term of the debt.

(7)	On March 26, 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	106,002	9/25/15
A-2	119,000	119,000	3/25/19

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

(8)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $100.2 million.

(9)	These loans bear interest at variable rates ranging from 200 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate, or the 3-month LIBOR rate and have maturity dates ranging from December 22, 2009 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments or monthly level payments of principal and interest until maturity, at which time the loans require final payments totaling approximately $65.5 million.

(10)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (7) above.

(11)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of September 30, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 295 to 300 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2004, and is renewable annually.

(12)	The facility provides for a three-year term with interest determined, at our option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. As of September 30, 2003, the borrowings under the facility bear interest equal to the one-month LIBOR plus 200 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on March 29, 2005.

(13)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest at a spread over LIBOR as determined at the time of each draw. Proceeds will be used to fund construction and improvement financing for existing tenants. As of September 30, 2003, no amounts had been borrowed on this facility. The facility matures on June 22, 2004, and is renewable annually.

For the quarter and trailing 12 months ended September 30, 2003, our interest coverage and debt service coverage ratios were 2.5 and 1.6, respectively. We consider the interest coverage and debt service coverage ratios meaningful financial performance measures of liquidity as they provide our investors with information pertaining to our ability to satisfy our debt service requirements. These measures are typically used by our lenders in assessing our compliance with certain debt covenants. These ratios are considered non-GAAP financial measures because they are calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, commonly referred to as EBITDA. The ratios should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

The following is a calculation of our interest coverage ratio and our debt service coverage ratio for the three months and twelve months ended September 30, 2003 (dollars in thousands). The calculation includes a reconciliation of EBITDA to its most directly comparable GAAP measure, net income.

	Three months ended	Twelve months ended
	September 30, 2003	September 30, 2003
Interest Coverage Ratio:
Net Income before minority interest (Earnings)	$16,454	$62,645
Interest expense	16,323	63,449
Depreciation and amortization	7,834	30,311

EBITDA	$40,611	$156,405
Interest Coverage Ratio (EBITDA divided by interest expense)	2.5	2.5

Debt Service Coverage Ratio (DSCR):
Interest expense	$16,323	$63,449
Principal amortization for the period	9,077	32,669

	$25,400	$96,118
DSCR (EBITDA divided by interest expense + principal amortization for the period)	1.6	1.6

As of September 30, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and revolving credit facilities.

Interest Rate Swaps

To minimize interest rate risk, during 2002 and 2001, we entered into three interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $141 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $13.9 million and $15.0 million as of September 30, 2003 and December 31, 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the three months ended September 30, 2003 and 2002 was $16.8 million and $1.9 million, respectively. Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $37.6 million and $18.6 million, respectively. The unrealized loss as of September 30, 2003 and December 31, 2002 was as follows (in thousands):

	September 30, 2003	December 31, 2002

Derivative instrument liability	$16,436	$16,274

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), distributions to shareholders and holders of Units, who we refer to as Unitholders, and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing revolving credit facilities. We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with amounts available under our existing commitments for long-term financing, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

As of September 30, 2003, long-term liquidity requirements consisted primarily of maturities under our long-term debt. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual principal amortization and payments due at maturity of our mortgage debt as of September 30, 2003 are as follows (in thousands):

	Principal
For the Year Ended December 31,	Amortization	Maturities	Total
2003	$9,943	$—	$9,943
2004	36,544	—	36,544
2005	37,305	—	37,305
2006	38,632	—	38,632
2007	40,931	—	40,931
Thereafter	438,027	416,234	854,261

Total	$601,382	$416,234	$1,017,616

Commitments for Long-Term Financing

During the second quarter of 2001, we received a commitment for $150.0 million of secured long-term variable rate financing from Toyota Financial Services. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions precedent and the lender’s satisfaction with the loan documentation. The terms of the commitment provide for a 12-year term with interest at a spread over the one-month or three-month LIBOR rate. As of September 30, 2003, we had approximately $60.9 million available under this commitment.

During the second quarter of 2003, we signed a commitment for $40 million of secured mortgage financing from Bank of America. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions and the lender’s satisfaction with the loan documentation. The commitment provides financing for up to five years at a spread over LIBOR. As of September 30, 2003, there were no borrowings under this commitment.

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

Common shares may be purchased directly from us or in open market or privately negotiated transactions,

as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended September 30, 2003, we issued approximately 63,600 common shares under the DRIP, totaling approximately $1.8 million. For the nine months ended September 30, 2003, we issued approximately 167,300 common shares under the DRIP, totaling approximately $4.3 million.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the nine months ended September 30, 2003, no common shares were repurchased. From the inception of the common share repurchase program through September 30, 2003, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

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

The following table reconciles FFO and FFO per share for the three months and nine months ended September 30, 2003 and 2002 to their most directly comparable GAAP measures, net income and net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$13,071	$10,924	$37,718	$32,692
Real estate depreciation and amortization	7,817	6,777	22,882	18,992
Minority interest related to income from continuing operations and income from discontinued operations	3,383	3,298	10,384	10,070
Gain on sale of real estate	—	(222)	(58)	(222)

FFO	$24,271	$20,777	$70,926	$61,532

Weighted average number of common shares used to compute basic net income per share	31,919	27,917	30,303	27,291

Weighted average number of common shares used to compute fully diluted net income per share	32,731	28,956	31,198	28,454

Weighted average number of common shares and units used to compute basic FFO per share	40,185	36,526	38,652	35,774

Weighted average number of common shares and units used to compute fully diluted FFO per share	40,997	37,565	39,547	36,937

Basic net income per share	$0.41	$0.39	$1.24	$1.20

Diluted net income per share	$0.40	$0.38	$1.22	$1.16

Basic FFO per share	$0.60	$0.57	$1.83	$1.72

Diluted FFO per share	$0.59	$0.55	$1.79	$1.67

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our policy of substantially match-funding at least 70% of our total outstanding debt with leases reduces our exposure to interest rate fluctuations. As of September 30, 2003, approximately 91% of our debt outstanding was substantially match-funded debt. We have used and may continue to use interest rate swap arrangements to minimize interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

During the nine months ended September 30, 2003, our fixed rate debt increased from $593.9 million as of December 31, 2002 to $792.9 million as of September 30, 2003. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at September 30, 2003 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $52.7 million.

As of September 30, 2003, approximately $413 million, or 24% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program, as compared to $418 million as of December 31, 2002. Under these leases, base rent changes monthly using a spread over an applicable index, typically LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25% , and none of these leases contains a maximum rate. The execution of these variable rate leases has enabled us to utilize variable rate debt, which totaled $255 million as of September 30, 2003, as compared to $416 million as of December 31, 2002. The investment spreads on our variable rate lease portfolio will change under certain interest rate conditions. Our strategy of including minimum lease rates in our variable rate leases allows us to realize additional investment spread during the current low short-term interest rate environment. During the past year, as LIBOR has declined, the interest expense on our variable rate debt has also declined. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period, since the minimum lease rates were in effect at these LIBOR levels. Because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

If interest rates on our variable rate debt instruments outstanding at September 30, 2003 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $2.5 million, based on balances at September 30, 2003. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at September 30, 2003 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $438,000 or decreased by approximately $380,000 respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.2 to $4.1 million because of certain investment spread variations at various LIBOR levels.

Item 4. Controls and Procedures

Quarterly Evaluation. We carried out an evaluation as of September 30, 2003 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer about the effectiveness of our disclosure controls and internal controls as of the end of the period covered by this quarterly report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Limitations on the Effectiveness of Controls. Management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The evaluation by our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer of our disclosure controls and procedures and our internal control over financial reporting included a review of procedures and discussions with our Disclosure Control Monitor and others in our organization. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Our internal control over financial reporting is also evaluated on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the evaluation generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer disclose that information to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Conclusions. Based upon the evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer have concluded that, as of September 30, 2003 and subject to the limitations noted above, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer.

During the three months ended September 30, 2003, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control for financial reporting.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.20	Employment Agreement dated as of October 15, 2003 by and between Capital Automotive L.P. and Lisa M. Clements (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

(b)  Reports on Form 8-K

A Form 8-K was dated and furnished to the SEC on July 22, 2003 in response to Items 7 and 12 to file a press release announcing our financial results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL AUTOMOTIVE REIT
(Registrant)

BY:	/s/ Thomas D. Eckert

Thomas D. Eckert
President and Chief Executive Officer
(principal executive officer)

BY:	/s/ David S. Kay

David S. Kay
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Dated: November 13, 2003