Form 10-Q/A
period 2003-09-30
CAPITAL AUTOMOTIVE REIT
filed 2003-11-13
CIK 1049316

FORM 10-Q/A

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

EXPLANATORY NOTE

Capital Automotive REIT is filing this Amendment No. 1 on Form 10 Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Form 10-Q”) for the purpose of correcting typographical errors contained in our unaudited consolidated balance sheet as of September 30, 2003. The amounts contained in the line items titled additional paid-in capital, deferred compensation, accumulated other comprehensive income (loss), distributions in excess of accumulated earnings, total shareholders’ equity and total liabilities and shareholders’ equity of our unaudited consolidated balance sheet as of September 30, 2003 under Part I, Item 1 of the Form 10-Q are incorrect. The errors resulted from formulaic errors in our internal spreadsheet program which generated the balance sheet information. Except as noted above, we have made no other changes to the Form 10-Q.

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

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate:
Land	$688,115	$632,868
Buildings and improvements	1,014,656	941,285
Accumulated depreciation	(108,124)	(85,523)

	1,594,647	1,488,630
Cash and cash equivalents	18,143	7,442
Other assets, net	53,643	46,398

Total Assets	$1,666,433	$1,542,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,017,616	$898,733
Borrowings under credit facilities	30,002	111,096
Accounts payable and accrued expenses	30,867	29,022
Security deposits payable	7,230	6,948

Total Liabilities	1,085,715	1,045,799

Minority Interest	118,596	116,048
Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, no shares issued or outstanding	—	—
Common shares, par value $.01 per share; 100 million shares authorized, 32,449,746 shares issued and outstanding as of September 30, 2003 and 28,321,396 shares issued and outstanding as of December 31, 2002	324	283
Additional paid-in-capital	496,075	413,688
Deferred compensation	(2,222)	(1,550)
Accumulated other comprehensive income (loss)	(16,436)	(16,274)
Distributions in excess of accumulated earnings	(15,619)	(15,524)

Total Shareholders’ Equity	462,122	380,623

Total Liabilities and Shareholders’ Equity	$1,666,433	$1,542,470

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