Form 10-K
period 2003-12-31
CAPITAL AUTOMOTIVE REIT
filed 2004-03-12
CIK 1049316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or
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

Title of Each Class	Name Of Each Exchange On Which Registered

Common Shares of Beneficial Interest, $.01 par value per share	Nasdaq National Market
7½% Series A Cumulative Redeemable Preferred Shares, $.01 par value per share	Nasdaq National Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Registrant’s common shares on the Nasdaq National Market on June 30, 2003 was $836,742,856.

The number of Registrant’s common shares of beneficial interest outstanding on February 29, 2004 was 35,186,004.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Capital Automotive REIT’s Proxy Statement for the 2004 Annual Meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAPITAL AUTOMOTIVE REIT
ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2003

PART 1

Item 1. Business

     References to “we,” “us” or “our” refer to Capital Automotive REIT or, if the context requires, Capital Automotive L.P., which we refer to as the “Partnership,” and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2003, owned approximately 80.7% of the common units of limited partnership interest in the Partnership, which we refer to as Units, as well as 100% of the Series A preferred units of limited partnership interest in the Partnership. Units of the Partnership held by limited partners (other than us) are redeemable, at the option of the holder, for cash, or we may assume the redemption obligations of the Partnership and acquire the Units in exchange for our common shares on a one-for-one basis.

     In this Form 10-K, we use the term “dealerships” to refer to franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses, which are the types of businesses that are operated on our properties. We also use the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and companies that lease our properties.

GENERAL

     We are a self-administered and self-managed real estate company operating as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes. We were organized under the laws of the State of Maryland on October 20, 1997. Our executive officers are Thomas D. Eckert, President and Chief Executive Officer; David S. Kay, Senior Vice President, Chief Financial Officer and Treasurer; Jay M. Ferriero, Senior Vice President and Director of Acquisitions; John M. Weaver, Senior Vice President, Secretary and General Counsel and Lisa M. Clements, Vice President and Chief Accounting Officer.

     As of December 31, 2003, we had invested more than $1.9 billion in 331 properties located in 30 states, consisting of approximately 2,323 acres of land and containing approximately 13.6 million square feet of buildings and improvements. Our tenants operate 445 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S.

     Our principal executive offices are located at 8270 Greensboro Drive, Suite 950, McLean, Virginia 22102, and our telephone number is (703) 288-3075. Our website address is www.capitalautomotive.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission, commonly referred to as the SEC.

BUSINESS AND ACQUISITION STRATEGY

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. We believe that we are the only publicly-traded real estate company exclusively pursuing this strategy. The objective of our strategy is to provide long-term, predictable, stable cash flow for our shareholders.

     We fund the purchase of real estate with cash from operations, proceeds from debt or equity financings, the assumption of existing debt, newly issued Units, or a combination of the foregoing. We generally lease our properties to established, creditworthy tenants, for an initial period of 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2003 of 17.0 years), with our entire portfolio having a weighted average initial lease term of approximately 14.7 years. The tenant usually has the option to renew the lease generally on the same terms and conditions for one or more additional periods of five to 10 years each.

     When we evaluate prospective tenants and potential properties for purchase, we consider such factors as:

•	the management, operating experience and reputation of the dealer group;

•	the dealer group’s credit history, liquidity, capitalization, historical profitability and rent and other cash flow coverage ratios;

•	the geographic area in which the property is located;

•	the market value of the land, buildings and other improvements, the potential for alternative uses and the likelihood that the properties will retain value, or potentially, appreciate in value;

•	the construction quality, condition and design of the buildings and other improvements located on the property;

•	the environmental condition of the real estate;

•	the brands of motor vehicles offered by the franchised automobile dealerships operated by the dealer group; and

•	competitive conditions in the vicinity of the property.

     For our existing tenants, we have a program that can fund significant facility improvements and expansions for properties in our portfolio. Under this program, the cost of the improvements is added to the existing lease, which is typically reset to the original term when the funding is completed, and the rents are increased accordingly. In certain circumstances, we will also provide commitments to purchase newly constructed dealerships or fund new construction on zoned and permitted property with approved franchises, in which we own the underlying land that is leased to the tenant.

     We believe that because of the unique requirements of dealerships, these properties are a discrete sector of the national retail real estate industry. The total market for automotive retail-related real estate is estimated in excess of $50 billion and growing due to increasing population and number of registered vehicles. Of the total market for automotive retail-related real estate, approximately $15 to $20 billion would likely meet our stringent investment criteria. We believe this target market will continue to grow as dealers expand their current operations and as new dealerships are awarded by manufacturers to dealers in growing markets. We believe that these properties present attractive acquisition opportunities because of state franchise laws and strict zoning requirements for dealership properties. These laws and requirements greatly restrict the ability to relocate dealerships in mature markets, the primary focus of our acquisition strategy. In addition, because of manufacturer requirements, dealers are continuously improving their properties to adhere to manufacturer specifications, enhancing their value. Finally, their locations generally have frontage on and visibility from major thoroughfares in established or developing areas of major metropolitan markets. In the event that a property becomes unsuitable for dealership use, the property may be redeveloped for other commercial uses because of the wide range of alternatives for the land, as currently zoned.

     We believe that our business and acquisition strategy provides dealer groups and their principals with an opportunity to:

•	achieve liquidity, while maintaining ownership and control of the operations of the dealerships;

•	diversify their investments;

•	obtain funds to expand the operations or facilities of the dealer groups;

•	facilitate family and/or estate planning; and

•	benefit from an attractive tax deferred real estate solution (for example, our “UPREIT” structure allows us to acquire properties in exchange for Units, thereby giving the sellers/contributors the benefit of being able to defer some or all of the taxable gain they otherwise would have incurred on the sale of their properties, a structure which enhances our ability to consummate transactions).

FINANCING STRATEGY

     Our objective is to have multiple sources of debt and equity financing available to us. We typically fund our short-term liquidity requirements through available cash or one of our three revolving credit facilities. These facilities provide short-term borrowing capacity of $260 million, of which $185 million was available as of December 31, 2003. Periodically, in order to more closely match the term of our debt with that of our leases, we replace our short-term debt using the proceeds of long-term mortgage debt or equity. Our long-term liquidity requirements are financed with both long-term debt and equity. When accessing the equity markets, our objective is to provide accretion to our shareholders, as well as maintain certain debt ratios.

     In order to maintain our investment spread over the lease term, we typically match the average term of our long-term debt with the average remaining term of our leases as well as the type of debt with the type of leases (fixed or variable rate). We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding debt with leases. We may change the 70% guideline at any time without shareholder approval. As of December 31, 2003, approximately 86% of our debt outstanding was substantially match-funded debt. As of December 31, 2003, our long-term debt had a weighted average remaining term of 10.5 years and our leases had a weighted average remaining term of 11.6 years.

     We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of December 31, 2003, our debt to assets ratio was approximately 58% and our debt to total market capitalization was approximately 45%.

     We have used and may continue to use interest rate swap arrangements to manage interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

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

THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS

Properties

     As of December 31, 2003, we had invested more than $1.9 billion in 331 properties located in 30 states, consisting of approximately 2,323 acres of land and containing approximately 13.6 million square feet of buildings and improvements. We own either a fee simple or leasehold interest in each of our properties, including the land, buildings and improvements, related easements and rights and most fixtures. Our properties generally consist of one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties range from approximately one acre to approximately 82 acres, with an average property size of approximately seven acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic volume, high visibility, signage and ease of ingress and egress. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2003, all of our properties (excluding one parcel valued at less than $500,000 and acquired with another property at no additional cost) were 100% leased under long-term leases. See Item 2 of this Annual Report on Form 10-K for additional information regarding our properties.

Leases and Typical Lease Terms

     Our properties are generally leased to tenants who operate dealerships on the properties. However, during 2003, we acquired one office building utilized as a corporate headquarters by two dealership organizations. This investment does not represent a diversification strategy into traditional office properties as it furthered our alliance with one of the nation’s largest auto dealers. Although there are variations in the terms of our leases, the following is a summary description of the general terms of a majority of our leases. We intend to seek favorable terms for all leases with future tenants which may or may not be on terms similar to those described below. Leases are individually negotiated and do vary from the terms summarized below, at times in material ways.

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

     Rent. During the initial lease term and any extensions, tenants pay annual base rent in monthly installments. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, rental income attributable to our leases is variable, and monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of December 31, 2003, $425 million of our real estate portfolio, or 23%, was subject to variable rate leases. These leases represented approximately 19% of our total annualized rental revenue as of December 31, 2003. Of the total variable rate leases, the vast majority of the lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features, generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate. Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as the CPI. In addition, our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods.

     Term and Termination. The leases generally are for initial terms of 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2003 of 17.0 years), with options to renew, exercisable at the option of the tenant, upon generally the same terms and conditions for one or more additional periods of five to 10 years each. The tenant does not have the right to terminate the lease and vacate the property before the end of the initial lease term, except in extraordinary circumstances such as the condemnation of the property. See “—Damage to, or Condemnation of, a Property” below. In the event of a default by the tenant, the legal remedies that could be available to us include the eviction of the tenant, which could result in early termination of the lease. Typically, all leases within a dealer group are cross-guaranteed or are guaranteed by a corporate parent, which helps to ensure the stability of the rental income from the respective tenant.

     Insurance. The leases typically provide that the tenants will maintain insurance on the properties of the type and in the amounts that are usual and customary, including commercial general liability, fire and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits. However, it is not possible or commercially reasonable to insure against all risks, in all cases, due to the cost or the availability of certain types of insurance, and insurance could lapse due to the intentional or unintentional acts of our tenants. If a property suffers uninsured damage or a tenant suffers a judgment in excess of its liability insurance, the tenant’s ability to perform its obligations under the lease may be impaired.

     Damage to, or Condemnation of, a Property. The leases generally provide that if all or a material portion of a property is condemned, the lease may be terminated and any condemnation award would belong to the Company, provided that in certain circumstances, the tenant may be entitled to share in the condemnation award. With respect to damage to or destruction of a property, the leases usually require the tenant to repair such damage or destruction or to rebuild with insurance proceeds. Rent is typically not abated during the period of repair or rebuilding.

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

     Events of Default. If there is an event of default under a lease, we may terminate the lease, evict the tenant, retain possession of the property and/or lease the property to others. An event of default typically includes, but is not limited to, a failure to pay rent, a failure to comply with the provisions of the lease, the occurrence of certain events relating to bankruptcy or insolvency of the tenant, or failure to maintain a franchise agreement.

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

     Right of First Negotiation, First Offer and Option to Purchase Property. Certain leases provide the tenant with a right of first negotiation to purchase the property if we decide to sell the property. We will notify the tenant of our intention to sell the property and the tenant will have a period of time to extend an offer, including specifying the purchase price. We may in our discretion reject the tenant’s offer and sell the property to a third party on other terms if the purchase price is higher or we reasonably believe such terms are better than the terms proposed by the tenant. Under the terms of a limited number of leases, the tenant has a right of first offer, in which, for a period of time after receiving notice from us of our intention to sell the property and the proposed sales price for the property, the tenant may advise us that it wishes to purchase the property at the specified price. If the tenant does not exercise this right or if the tenant and we cannot agree on the terms and conditions for the purchase of the property by the tenant, we are free to offer and sell the property to a third party. In addition, some of our leases offer tenant purchase options, generally at the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of the CPI at the time the option is exercised, or the fair market value of the property at the time of sale.

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

     Because consumer preferences may not always align with manufacturers’ products, dealer groups also diversify by the brands of motor vehicles offered. We believe brand diversification by dealer groups makes them more resistant to changes in consumer preferences and other manufacturer-related issues. As of December 31, 2003, our properties were leased to 51 different dealer groups. Our tenants operate 445 motor vehicle franchises on these properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S. Each brand of motor vehicle had an “allocated value” of less than 8% of our total real estate investments as of December 31, 2003. We allocate value to franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

     For the year ended December 31, 2003, our top 10 tenants, including their affiliates, accounted for approximately 69% of our total rental revenue, and as of December 31, 2003, approximately 70% of our total annualized rental revenue. For the year ended December 31, 2003, Sonic Automotive, Inc. and its affiliates, who we refer to as Sonic, accounted for approximately 24% of our total rental revenue and, as of December 31, 2003, approximately 23% of our total annualized rental revenue. As of December 31, 2003, Sonic is the tenant of 87 properties. For the year ended December 31, 2003, United Auto Group, Inc. and its affiliates, who we refer to as UnitedAuto, accounted for approximately 10% of our total rental revenue and, as of December 31, 2003, approximately 14% of our total annualized rental revenue. As of December 31, 2003, UnitedAuto is the tenant of 27 properties. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2003 or our total annualized rental revenue as of December 31, 2003. As a result of the concentration of revenue generated from few tenants, if any one of them were to cease paying rent or other monetary obligations, we may have significantly reduced rental revenue or higher expenses, until the defaults were cured or the properties could be leased to a new tenant or tenants. We believe our tenant concentration may be mitigated by the operational structure within a dealer group. Generally, each dealership within a dealer group performs business activities in a manner similar to that of an individual entity or operator, which creates autonomy and diversification within large dealer groups and, therefore, within our portfolio.

GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

     The tenants and we, as property owners, are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and regulations relating to gasoline storage, waste treatment and other environmental matters, including:

     Environmental Laws. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including tenants, owners (such as us) or operators, for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations apply to past and present business operations of the dealer groups and the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. Generally, tenants are obligated to comply with environmental laws and remediation requirements. Our leases typically impose obligations on the tenants to indemnify us from all or most compliance costs we may experience as a result of adverse environmental conditions on the properties. If a tenant fails to or cannot comply or the lease does not require the tenant to act, we could be forced to pay such costs. As of February 29, 2004, we are not aware of any environmental condition with respect to any of the properties that management believes would have a material adverse effect on our business, financial condition or results of operations. We, however, cannot predict whether new or more stringent laws relating to the environment will be enacted in the future or how such laws or the operations of the dealerships and other businesses on our properties will impact the properties. Costs associated with an environmental event could be substantial. Prior to the acquisition of our properties, we typically engage independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or groundwater sampling) on the properties. In many cases we have commissioned independent environmental consultants to perform Phase II environmental testing (which generally involves soil or groundwater testing for contaminants). Occasionally when a contaminant is detected on a property, we require that the seller post a cash escrow to secure expected remediation costs. None of these assessments or updates revealed any adverse environmental condition which management believes would have a material adverse effect on our business, financial condition or results of operations. There can be no assurances, however, that the environmental assessments detected all contamination, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

     Americans With Disabilities Act of 1990. The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA but we may incur costs if the tenant does not comply. As of February 29, 2004, we have not been notified by any governmental authority, and management is not aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial condition or results of operations.

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

COMPETITION

     We believe that we are the only publicly-traded real estate company exclusively pursuing the strategy of purchasing real estate (land, buildings and other improvements), which we simultaneously lease to operators of dealerships under long-term, triple-net leases.

     We currently have limited competition and anticipate the majority of our future competition will come from other publicly-traded or privately-held companies offering sale-leaseback transactions or banks and other finance companies that are offering primarily mortgage debt and franchise loans, or may, in the future, offer other types of debt financing.

     Current and future competitors may have greater financial resources and/or greater general real estate experience than we do. We believe that competition for properties will primarily be on the basis of acquisition price and negotiation of rents and other lease terms. Our tenants generally own or operate other properties that are not owned by us.

EMPLOYEES

     As of February 29, 2004, we had 28 employees. None of the employees is represented by a collective bargaining unit. We believe that the relationship with our employees is good.

RECENT DEVELOPMENTS

Investments

     During the three months ended December 31, 2003, we completed approximately $202.5 million of investments, bringing total investments for the year ended December 31, 2003 to $333.4 million. The fourth quarter investments included 18 auto retail properties, one corporate office building, and several facility improvement and construction fundings, containing 15 automotive franchises. The investments were funded with $113 million from borrowings on our short-term credit facilities, $42 million in net proceeds from the issuance of long-term debt, $34 million in net proceeds from our preferred offering in December of 2003 and the remainder with cash on hand. The investments added approximately 815,000 square feet of buildings and improvements on approximately 88 acres of land in 14 states. The leases have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 17.9 years, with multiple renewal options exercisable at the option of the tenants. A summary of the fourth quarter investments is as follows:

•	Three transactions, including nine completely renovated facilities on ten properties totaling approximately $72.3 million leased to a subsidiary of UnitedAuto. These transactions include:

°	Seven facilities located on eight properties in San Diego, California. Four franchises are operated on these properties (BMW, Lexus, Mercedes-Benz and Toyota).

°	One property located in Waterford Township, Michigan, a suburb of Detroit. Two facilities that sell and service certified pre-owned vehicles (Toyota and Honda) and a collision center are operated on the property.

°	One property located in Tulsa, Oklahoma. Two franchises, Volvo and Lincoln Mercury, are operated on this property.

As of December 31, 2003, we leased 27 properties to subsidiaries of UnitedAuto representing approximately 14.1% of our total annualized rental revenue.

•	Three properties totaling $33.2 million leased to a subsidiary of CarMax, Inc. The properties are located in three states (Florida, Illinois and Tennessee). As of December 31, 2003, we leased 15 properties to subsidiaries of CarMax, representing approximately 9.8% of our total annualized rental revenue.

•	A note with a new dealer client totaling $25.5 million secured by a multi-franchised property operated by a large, diversified, privately-held auto retailer. We also entered into a separate acquisition agreement to acquire the property during 2004.

•	One property totaling $25.4 million leased to an affiliate of Resnick Automotive Group, Inc., a new tenant located in Schaumburg, Illinois, a suburb of Chicago. A newly constructed, state-of-the-art

Lexus dealership is operated on the property. As of December 31, 2003, this tenant represents approximately 1.3% of our total annualized rental revenue.

•	An office building, totaling $17.4 million, located in Bloomfield Hills, Michigan, a northern suburb of Detroit. The facility, which was completely renovated in 2003 and contains approximately 59,000 square feet is 100% leased to Penske Corporation and UnitedAuto under two long-term, triple-net leases.

•	One property totaling approximately $7.4 million leased to Sonic. A Cheverolet franchise is currently operated on the property and a Hyundai franchise will be constructed during 2004. The construction of this new facility will be funded by us. As of December 31, 2003, we leased 87 properties to affiliates of Sonic, representing approximately 22.6% of our total annualized rental revenue.

•	One property totaling $7.2 million leased to an affiliate of the Paramount Automotive Group located in Houston, Texas. A Volkswagen franchise is operated on the property. As of December 31, 2003, we leased four properties to affiliates of the Paramount Automotive Group, representing approximately 1.1% of our total annualized rental revenue.

•	One property totaling approximately $1.3 million leased to subsidiaries of Asbury Automotive Group, Inc., located in Florida. A new BMW franchise is scheduled to be constructed on the property and funded by us. As of December 31, 2003, we leased 12 properties to subsidiaries of Asbury, representing approximately 3.4% of our total annualized rental revenue.

•	Facility improvements and construction fundings, totaling approximately $12.8 million, all of which were transacted with existing tenants.

Financing

     On December 11, 2003, we issued 3,950,000 7½% Series A Cumulative Redeemable Preferred Shares at $25.00 per share. The preferred shares were issued under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. The preferred shares pay quarterly dividends in arrears and are trading on the NASDAQ National Market under the symbol “CARSP.” The shares are redeemable at our option on or after December 11, 2008. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $95.4 million. We contributed the net proceeds of the offering to the Partnership in exchange for preferred Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

     During the fourth quarter, we issued approximately $65 million of long-term debt in four separate transactions with three lenders. The net proceeds from the debt were used to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes. The significant debt transactions included the following:

•	Mortgage notes totaling approximately $18.0 million payable to a large U.S. commercial bank. The loans have seven year terms, 25 year amortization periods and require monthly interest and level principal payments that bear interest at a spread to the one-month LIBOR;

•	Mortgage notes totaling approximately $22.1 million payable to a worldwide financial services company. The loans have five year terms and require monthly payments of interest only at a spread to the one-month LIBOR; and

•	A mortgage note totaling $20.4 million payable to a captive finance company of an automotive manufacturer. The loan has a ten and one half year term, 30 year amortization period and requires quarterly interest and level principal payments that bear interest at a spread to the three-month LIBOR. Simultaneously with the issuance of the debt, we entered into an interest rate swap arrangement with a third party to fix the interest rate at 6.77% in order to match fund with the related fixed rate lease.

The following transactions occurred subsequent to December 31, 2003:

     During the first quarter of 2004, we issued a mortgage note totaling $11.9 million payable to a worldwide financial services company. The loan is secured by an office building located in Bloomfield Hills, Michigan, and it has a ten year term, 25 year amortization period and requires monthly interest and principal payments that bear interest at a fixed rate of 5.84%.

     On February 9, 2004, we sold 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.5 million. We also granted the underwriters an over-allotment option to purchase an additional 273,750 shares, which expires on March 6, 2004. We contributed the net proceeds of the offering to the Partnership in exchange for Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

2003 INVESTMENTS

     During the year ended December 31, 2003, we completed $333.4 million of investments, consisting of 39 dealership properties, one note secured by a dealership property, one corporate office building, and several facility improvements and construction fundings. The property investments added approximately 1.7 million square feet of buildings and improvements on approximately 260 acres of land and are located in 15 states (Alabama, Arizona, California, Florida, Georgia, Indiana, Illinois, Michigan, Mississippi, North Carolina, Oklahoma, Rhode Island, South Carolina, Tennessee, and Texas). These properties have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 17.0 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants. We funded the 2003 investments with the following: (i) borrowings on our short-term credit facilities, which were subsequently repaid with the net proceeds from other financing sources; (ii) net proceeds from our common share follow-on offering; (iii) net proceeds from our preferred share offering; (iv) net proceeds from the issuance of long-term debt; and (v) cash on hand.

     Of the 2003 investments, $30.5 million represents a note or advances secured by real estate funded during 2003, which are included in other assets on our consolidated balance sheets as of December 31, 2003. The note, totaling $25.5 million, is secured by a dealership property. We also entered into a separate acquisition agreement to acquire the dealership property securing such note during 2004. The construction advances totaling $5.0 million are for newly-constructed facilities for which operations have not commenced. The projects currently under development are Honda and Lexus franchises, both scheduled for completion during 2004. The note and advances require monthly interest payments, which are included in interest and other income on our consolidated statements of operations.

Item 2. Properties

PROPERTIES

     As of December 31, 2003, we had invested more than $1.9 billion in 331 properties located in 30 states, consisting of approximately 2,323 acres of land and containing approximately 13.6 million square feet of buildings and improvements. We own either a fee simple or leasehold interest in each of our properties, including the land, buildings and improvements, related easements and rights and most fixtures. Our properties generally consist of one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties range from approximately one acre to approximately 82 acres, with an average property size of approximately seven acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic volume, high visibility, signage and ease of ingress and egress. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2003, all of our properties (excluding one parcel valued at less than $500,000 and acquired with another property at no additional cost) were 100% leased under long-term leases.

     Properties operated as franchised automobile dealerships (including used car facilities, related motor vehicle service, repair, parts and body shops on the same parcel of land) represented approximately 83% of our total real estate investments as of December 31, 2003. In addition to these properties, we own additional properties, including raw land and properties on which our tenants operate stand alone used car facilities, motor vehicle service, repair and parts, wholesale vehicle auctions or other related businesses, the majority of which are operated by dealer groups. We also own an office building utilized as a corporate headquarters by two dealership organizations.

Tenant and Brand Diversification

     As of December 31, 2003, our properties were leased to 51 different dealer groups. Our tenants operate 445 motor vehicle franchises on these properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S. Each brand of motor vehicle had an “allocated value” of less than 8% of our total real estate investments as of December 31, 2003. We allocate value to franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

     For the year ended December 31, 2003, our top 10 tenants, including their affiliates, accounted for approximately 69% of our total rental revenue, and as of December 31, 2003, approximately 70% of our total annualized rental revenue. For the year ended December 31, 2003, Sonic accounted for approximately 24% of our total rental revenue and, as of December 31, 2003, approximately 23% of our total annualized rental revenue. As of December 31, 2003, Sonic is the tenant of 87 properties. For the year ended December 31, 2003 UnitedAuto accounted for approximately 10% of our total rental revenue and, as of December 31, 2003, approximately 14% of our total annualized rental revenue. As of December 31, 2003, UnitedAuto is the tenant of 27 properties. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2003 or our total annualized rental revenue as of December 31, 2003. As a result of the concentration of revenue generated from few tenants, if any one of them were to cease paying rent or other monetary obligations, we may have significantly reduced rental revenue or higher expenses until the defaults were cured or the properties could be leased to a new tenant or tenants. We believe our tenant concentration may be mitigated by the operational structure within a dealer group. Generally, each dealership within a dealer group performs business activities in a manner similar to that of an individual entity or operator, which creates autonomy and diversification within large dealer groups and, therefore, within our portfolio.

Geographic Diversification

     We invest in real estate throughout the United States. As of December 31, 2003, we owned real estate in 30 states, with approximately 76% of our total real estate investments in the top 50 metropolitan areas in the U.S. in terms of population and approximately 98% of our total real estate investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs).

The following table specifies the metropolitan areas in which we own real estate representing at least 1% of our total investments as of December 31, 2003.

		Total Real
	Number of	Estate Investment	Percentage of Total
Metropolitan Area (1)	Properties	(in thousands) (4)	Real Estate Investment
Houston, TX	38	$238,513	12.52%
Washington, DC-MD-VA-WV	25	187,165	9.82
Phoenix-Mesa, AZ	2	107,577	5.65
Dallas, TX	16	101,543	5.33
Charlotte-Gastonia-Rock Hill, NC-SC	13	65,672	3.45
San Diego, CA	8	58,071	3.05
Atlanta, GA	7	51,493	2.70
Columbus, OH	8	49,557	2.60
Orlando, FL	6	45,920	2.41
Los Angeles-Long Beach, CA	6	45,644	2.39
Detroit, MI	6	42,950	2.25
Chicago, IL	3	42,375	2.22
St. Louis, MO-IL	9	41,867	2.20
Nashville, TN	4	34,917	1.83
Fort Wayne, IN	9	33,151	1.74
Providence-Fall River-Warwick, RI-MA	6	30,016	1.58
Las Vegas, NV-AZ	2	26,507	1.39
Fort Worth-Arlington, TX	3	25,728	1.35
West Palm Beach-Boca Raton, FL	2	25,467	1.34
South Bend, IN	3	23,198	1.22
San Antonio, TX	5	22,435	1.18
Denver, CO	3	21,796	1.14
Baltimore, MD	2	21,763	1.14
Medford-Ashland, OR	6	21,492	1.13
Tampa-St. Petersburg-Clearwater, FL	5	21,332	1.12
Greenville-Spartanburg-Anderson, SC	3	20,495	1.08
Daytona Beach, FL	7	20,101	1.05
Other MSAs (2)	106	446,572	23.44
Other (3)	18	32,010	1.68

Total (4)	331	$1,905,327	100.00%

(1)	Derived from the most recent published data (April 2000) of the U.S. Census Bureau regarding population of MSAs and PMSAs.

(2)	Represents each MSA in which we own real estate that represent less than 1% of our total investments.

(3)	Represents non-MSAs in which we own real estate.

(4)	Includes one note secured by a dealership property issued by us as well as construction advances on two properties we owned as of December 31, 2003.

     As noted in the table above, the largest “geographic concentrations” of our real estate were in the Houston, TX MSA and the Washington, DC-MD-VA-WV MSA, which accounted for approximately 13% and 10% of our total real estate investments, respectively, as of December 31, 2003. No other MSA’s concentration of properties exceeded 6% of our total real estate investments as of December 31, 2003. The Houston, TX MSA and the Washington, DC-MD-VA-WV MSA are both in the top 10 MSAs in terms of population, with the Washington, DC-MD-VA-WV MSA ranked fifth and the Houston, TX MSA ranked seventh. In addition, to minimize our geographic concentration risk in any given area, we generally require cross-guarantees (or guarantees by a corporate parent) of all leases within a dealer group.

Leases and Lease Expirations

     Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. In addition, the leases generally require the tenants to pay for additions, repairs, renovations and improvements to the properties undertaken by the tenant, which, upon expiration or termination of the leases, generally become our property. Our leases typically provide that the tenants maintain insurance on the properties of the types and in amounts that are usual and customary, including commercial general liability, fire and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

     Our properties are subject to leases with initial terms that generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2003 of 17.0 years), with our entire portfolio having a weighted average initial lease term of approximately 14.7 years. As of December 31, 2003, the weighted average remaining lease term for our leases was approximately 11.6 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years). With respect to the leases for properties acquired from Sonic during August 1999, Sonic is required to renew, for an additional five years, the initial terms of leases representing 75% of the total rental payments for such Sonic leases expiring in any given year. The calculation of weighted average initial lease term and weighted average remaining lease term assumes that Sonic renews leases as specified above.

     The following table sets forth the schedule of lease expirations for our 306 leases in place as of December 31, 2003 for each of the 20 years beginning with 2004, assuming that (i) none of the tenants (other than Sonic) exercises or has exercised renewal options, (ii) the number of leases Sonic renews in any given year equals 75% of the total number of Sonic leases expiring that year (rounded to the closest whole number) and (iii) that Sonic renews the minimum required leases as specified above.

		Total Annualized	Percentage of Total
		Rental Revenue	Annualized
	Number of	Represented	Rental Revenue
Year of Lease	Expiring	by Expiring Leases	Represented by
Expiration	Leases	(in thousands) (1)	Expiring Leases
2004	—	—	—
2005	—	—	—
2006	1	$162	0.1%
2007	7	2,428	1.3
2008	26	14,196	7.7
2009	21	12,141	6.6
2010	7	2,697	1.5
2011	13	5,627	3.0
2012	7	2,347	1.3
2013	65	34,189	18.5
2014	40	16,136	8.7
2015	16	7,366	4.0
2016	21	19,449	10.5
2017	36	33,853	18.3
2018	14	8,859	4.8
2019	—	—	—
2020	4	4,525	2.4
2021	2	1,642	0.9
2022	6	4,875	2.6
2023	18	12,203	6.6
2024 and thereafter	2	2,258	1.2

(1)	Calculated using LIBOR rates in effect as of that date.

     As of December 31, 2003, all of our 331 properties (excluding one parcel valued at less than $500,000 and acquired in connection with another property at no additional cost) were subject to leases. The excluded parcel is not subject to a lease.

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

Item 4. Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

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

	Price per Share		Distributions
	High	Low	Declared Per Share
2003
Fourth quarter	$33.0000	$30.1600	$0.4165
Third quarter	30.8700	27.4300	0.4140
Second quarter	28.9600	24.9500	0.4110
First quarter	25.3500	22.5000	0.4085
2002
Fourth quarter	$25.3500	$22.370	$0.4065
Third quarter	25.7100	17.600	0.4020
Second quarter	25.0000	21.690	0.3980
First quarter	23.4500	19.350	0.3935
2001
Fourth quarter	$20.7400	$17.630	$0.3890
Third quarter	18.5500	16.460	0.3880
Second quarter	18.9500	15.360	0.3870
First quarter	16.1875	12.875	0.3860

     On February 27, 2004, the last reported sale price on the Nasdaq National Market was $34.14 per share and there were 384 holders of record of our common shares. We believe the total number of our beneficial shareholders to be approximately 22,000 because certain common shares are held of record by depositories, brokers and other nominees.

     The Company’s ongoing operations generally will not be subject to federal income taxes as long as the Company maintains its REIT status. Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income. Pursuant to this requirement, we were required, at a minimum, to distribute an estimated $30.6 million for 2003 and approximately $29.3 million and $27.0 million for 2002 and 2001, respectively. Our estimated taxable income for 2003 is approximately $34.0 million and our actual taxable income for 2002 and 2001 was approximately $32.6 million and $30.0 million, respectively. We distributed over 100% of our taxable income for 2003, 2002 and 2001 and therefore avoided substantially all federal income taxes. We may or may not elect to distribute in excess of 90% of our taxable income in future years. We are also subject to certain state and local income and franchise taxes.

     We intend to continue to pay regular quarterly distributions to holders of common shares and Units. Future distributions, however, will be at the discretion of our Board of Trustees and will depend on our actual results of operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We are obligated to pay regular quarterly distributions to holders of our Series A preferred shares at the rate of $1.875 per annum per Series A preferred share, prior to the distributions on the common shares.

     Our total annual dividends per share for 2003, 2002 and 2001 were $1.65 per share, $1.60 per share and $1.55 per share, respectively. Our Series A preferred shares were issued in December 2003 and therefore, no dividends were paid on our Series A preferred shares in 2003. The annual dividend amounts are different from total distributions calculated for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will generally be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of deferring taxation until the sale of the shareholder’s shares.

     The following presents the federal income tax characterization of distributions paid, or deemed to be paid, to common shareholders for the year ended December 31:

	2003	2002	2001
Ordinary Income	$1.0934	$1.2098	$1.2781
Return of Capital	0.5466	0.3727	0.2679

Total	$1.6400	$1.5825	$1.5460

No assurances can be given regarding what portion, if any, of distributions in 2004 or subsequent years will constitute a return of capital for federal income tax purposes.

Item 6. Selected Financial Information

     (In Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Total revenue	$170,980	$142,238	$117,286	$102,303	$75,873
Depreciation and amortization expense	$31,122	$26,297	$21,360	$17,565	$15,347
General and administrative expense	$9,991	$8,475	$7,114	$6,592	$6,781
Interest expense	$64,813	$50,652	$46,750	$42,172	$24,541
Income from continuing operations before minority interest	$65,054	$56,814	$42,062	$35,974	$29,204
Minority interest (1)	$(13,647)	$(13,412)	$(10,914)	$(10,280)	$(7,473)
Income from continuing operations	$51,407	$43,402	$31,148	$25,694	$21,731
Total income from discontinued operations (2)	$229	$427	$229	$118	$—
Net income	$51,636	$43,829	$31,377	$25,812	$21,731
Preferred share dividends	$(411)	$—	$—	$—	$—
Net income available to common shareholders	$51,225	$43,829	$31,377	$25,812	$21,731
Weighted average number of common shares outstanding – diluted	31,717	28,589	24,450	21,113	21,629
Diluted earnings per share:
Income from continuing operations	$1.62	$1.53	$1.29	$1.22	$1.01
Net income	$1.62	$1.55	$1.30	$1.22	$1.01
Other Data:
Funds from operations (3)	$95,913	$83,427	$63,631	$53,455	$44,205
Weighted average number of common shares and units outstanding – diluted	39,981	37,096	32,726	29,476	28,796
Diluted FFO per share (3)	$2.40	$2.25	$1.94	$1.81	$1.54
Annual dividend per common share (4)	$1.65	$1.60	$1.55	$1.50	$1.38
Properties owned at end of period	331	292	260	244	230

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Real estate before accumulated depreciation	$1,874,810	$1,574,153	$1,229,694	$1,037,870	$935,525
Total investments (5)	1,905,327	1,574,153	1,229,694	1,037,870	935,525
Total assets	1,861,585	1,542,470	1,199,700	1,021,589	942,559
Mortgage debt	1,070,509	898,733	637,656	571,519	501,510
Borrowings under credit facilities	75,009	111,096	63,508	14,200	—
Total other liabilities	34,341	35,970	21,630	30,109	26,066
Minority interest	112,452	116,048	110,885	115,728	115,384
Total shareholders’ equity	569,274	380,623	366,021	290,033	299,599

(1)	Minority interest represents income attributable to the Units of the Partnership owned by limited partners (other than us) of the Partnership.

(2)	Beginning in 2002, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income.

(3)	Funds from Operations, commonly referred to as FFO, is a non-GAAP financial measure. For a definition of FFO and a reconciliation of FFO to its most directly comparable GAAP measure, net income available to common shareholders, see “Item 7. Management’s Discussion and Analysis of Financial Condition – Funds from Operations.”

(4)	2003 annual dividend per common share represents first, second and third quarter dividends totaling $1.2335 declared during 2003 and fourth quarter dividend totaling $0.4165 declared on January 20, 2004. 2002 annual dividend per common share represents first, second and third quarter dividends totaling $1.1935 declared during 2002 and fourth quarter dividend totaling $0.4065 declared on January 21, 2003. 2001 annual dividend per common share represents first, second and third quarter dividends totaling $1.161 declared during 2001 and fourth quarter dividend totaling $0.389 declared on January 22, 2002.

(5)	Investments as of December 31, 2003 include $30.5 million in a note and advances secured by real estate funded during 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 20, we discuss our results of operations for the past two fiscal years. We then provide, beginning on page 24, an analysis of our liquidity and capital resources, including discussions of our cash flows, debt arrangements, sources of capital and financial commitments. Finally, on page 34, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance and liquidity of an equity REIT used by the REIT industry.

     The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report and the subsection captioned “Forward-Looking Statements” below. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

Overview

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties and (ii) the term dealer group, tenant or operators of dealerships to refer to the persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances.

     Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2003 of 17.0 years), with our entire portfolio having a weighted average initial lease term of approximately 14.7 years. As of December 31, 2003, our portfolio had a weighted average remaining lease term of approximately 11.6 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

     Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned on notes secured by real estate; (3) interest earned from the temporary investment of funds in short-term investments; and (4) other fee income.

     We are a self-administered and self-managed real estate company operating as a real estate investment trust, or a REIT, for federal income tax purposes. Our general and administrative expenses consist primarily of compensation expense for our executive officers and other employees, professional fees, office administration expenses (including rent), business taxes and insurance and various other expenses incurred in managing our business. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a nine-year to 40-year period for tax purposes and a 20-year to 45-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we currently own.

Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, commonly referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of critical accounting policies. A summary of our accounting policies and procedures is included in the Summary of Significant Accounting Policies footnote to our consolidated financial statements. Management believes the following are the critical accounting policies used in the preparation of our consolidated financial statements.

Real Estate Assets – Impairment Assessment

     We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less than the carrying amount, then an impairment loss would be recognized equal to the amount of the difference between the fair value of the property and its carrying amount.

Real Estate Assets – Estimated Useful Lives and Allocation of Purchase Price

     We depreciate our real estate assets using the straight-line method over their estimated useful lives. Our buildings and improvements are currently being depreciated over 20 to 45 years. The useful lives of the properties are assigned based on the third-party appraisals and/or structural reviews that are prepared for each property we acquire.

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 141, “Business Combinations.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist.

Improvement Fundings and Construction Financing

     We may fund improvements made by our tenants on our existing properties. Improvements include costs incurred on facilities during which the tenant’s business continues to operate without interruption. Improvement fundings are recorded as buildings and improvements on our consolidated balance sheets and the amounts charged to the tenant during the project are recorded as rental revenue. Once the project is completed, the remaining useful life of the buildings and improvements is determined and depreciation expense is adjusted accordingly on a prospective basis.

     We may provide construction financing to our tenants in certain circumstances in which we own the underlying land that is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements.

Derivatives

     We have used and may continue to use interest rate swap arrangements to manage interest rate risk. We do not enter into interest rate swap arrangements for trading purposes. Swaps we have entered into with third parties were documented as cash flow hedges and were designated as highly effective at the inception of the swap agreements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. We intend to meet the conditions for hedge accounting; however, if a particular interest rate swap does not qualify as highly effective, the change in the fair value of the derivatives used as hedges would be reflected in the Consolidated Statements of Operations.

Rental Revenue Recognition

     We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Under SFAS No.13, “Accounting for Leases,” if a lease term is greater than 75% of the economic life of the leased property or if the present value of future minimum lease payments of that lease exceed 90% of the fair value of the leased property then our lease would not be considered an operating lease for accounting purposes but would instead be considered a direct financing lease and the related leased assets removed from our balance sheet. Determination of economic lives and fair values of leased property has some level of subjectivity. We believe, however, that the assumptions we used to estimate both fair value and the economic life of the leased asset are based on reasonable market terms and are consistent with industry practice. Rental income attributable to the leases is recorded monthly when due from tenants and is recognized on a straight-line basis over the initial terms of the related leases. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants.

Capitalized Leasing Costs

     Certain direct costs initially incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction.

Results of Operations

Revenue

	For the year ended			Percentage Change
				2003 to	2002 to
(dollars in thousands)	2003	2002	2001	2002	2001
Revenue
Rental	$169,757	$141,435	$116,807	20%	21%
Interest and other	1,223	803	479	52%	68%

Total	$170,980	$142,238	$117,286	20%	21%

     Rental. The increase in rental revenue over the past two fiscal years was primarily attributable to the growth of our real estate portfolio from which we generate our rental income. The following table demonstrates the growth of our real estate portfolio over the periods indicated.

	Real Estate before
	Accumulated				Total Square
	Depreciation (in	Number of		Total Land	Footage (in
As of December 31,	thousands)	Properties		Acreage	millions)
2000	$1,037,870	244		1,518	8.9
2001	1,229,694	260	(1)	1,799	9.9
2002	1,574,153	292	(1)	2,076	11.9
2003	1,874,810	331		2,323	13.6

(1) Three of the properties owned as of December 31, 2001 were sold during 2002 and one of the properties owned as of December 31, 2002 was sold during 2003. The results of operations related to the sold properties were reclassified from rental revenue to discontinued operations as discussed under “-Discontinued Operations” below.

     The increase in rental income was also attributable to an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

     The increase in rental revenue from 2001 to 2002 was also attributable to the conversion throughout 2002 of leases on approximately $99 million of properties leased to several tenants from variable rate to fixed rate, resulting in an increase in rental revenue. Other terms of the leases, including lease escalators, remained unchanged.

This increase was partially offset by

▪	the conversion at the end of the third quarter of 2001 of leases relating to $185.3 million of properties leased to a tenant from fixed rate to variable rate with a minimum lease rate, resulting in a decrease in rental revenue. We also converted the interest rate on approximately $150 million of debt that is secured primarily by the properties subject to these leases from fixed rate to variable rate. Other terms of the leases, including lease escalators, remained unchanged; and

▪	a decrease in lease rates on our variable rate leases as described in “Liquidity and Capital Resources - Variable Rate Lease Program” herein.

     Interest and Other. The increase in interest and other income from 2002 to 2003 was primarily due to interest of $280,000 earned on a note or advances secured by real estate funded during 2003. The note, totaling $25.5 million, is secured by a dealership property. We also entered into a separate acquisition agreement to acquire the dealership property securing such note during 2004. The construction advances totaling $5.0 million are for newly-constructed facilities for which operations have not commenced. The projects currently under development are Honda and Lexus franchises, both scheduled for completion during 2004. The note and advances require monthly interest payments, which are included in interest and other income for the year ended December 31, 2003. Additionally, differences in interest and other income are due to fluctuations in the cash collateral balances held by our lenders at any point in time and changes in the interest rates earned on these balances. The purposes of the cash collateral accounts are to hold funds, generally in the amount of the swap valuations at any point in time, and to protect the lenders in case of an early termination by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds held in such accounts.

     The increase in interest and other income from 2001 to 2002 was primarily due to an increase in interest earned on temporary investments, fluctuations in the cash collateral accounts as noted above and other fee income, partially offset by a gain on the sale of properties, totaling $218,000 included in interest and other income for the year ended December 31, 2001. Beginning in 2002, GAAP requires that the gains and losses from the dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This requires reclassification of certain amounts from “income from continuing operations” to “discontinued operations,” which is more fully described below.

Expenses

	For the year ended			Percentage Change
				2003 to	2002 to
(dollars in thousands)	2003	2002	2001	2002	2001
Expenses
Depreciation and amortization	$31,122	$26,297	$21,360	18%	23%
General and administrative	9,991	8,475	7,114	18%	19%
Interest	64,813	50,652	46,750	28%	8%

Total	$105,926	$85,424	$75,224	24%	14%

     Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during the years indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue – Rental” above, resulting in an increase in our depreciable assets.

     General and Administrative. General and administrative expenses increased from 2002 to 2003 due primarily to:

▪	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees;

▪	an increase in professional fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires companies to assess the effectiveness of their internal controls over financial reporting, effective for our fiscal year ended 2004;

▪	an increase in directors and officers insurance due to an increase in market rates;

▪	an increase in business taxes and state registration fees due to the growth in our real estate portfolio during 2002 and 2003 as well as changes in state tax laws; and

▪	an increase in costs associated with servicing our growing portfolio.

     This increase was partially offset by the write-off totaling $195,000 during the fourth quarter of 2002 related to the remaining costs on our former office space. In October 2002, we took advantage of the soft office space market and locked up a long-term lease for more efficient space and relocated our office. In addition, we subleased our former space to a third party. In accordance with GAAP, the remaining costs related to a pre-existing lease were charged to expense when the leased property has no substantive future use or benefit to the lessee, net of any rent received from subleasing to a third party.

General and administrative expenses, excluding this write-off, increased 21% from 2002 to 2003.

     General and administrative expense increased from 2001 to 2002 due primarily to:

▪	the $195,000 write-off relating to the remaining costs on our former office space;

▪	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees;

▪	an increase in office administration expenses as a result of an increase in staffing requirements and costs associated with the relocation of our office;

▪	an increase in information technology costs for several projects initiated and completed during 2002 related to the expansion of our hardware infrastructure to improve security, reliability and capacity;

▪	an increase in directors and officers insurance due to an increase in market rates;

▪	the purchase of errors and omissions insurance that our servicing entity is required to maintain as a condition to servicing the debt securitization that closed on June 28, 2002;

▪	an increase in business taxes and state registration fees due to the growth of our real estate portfolio during 2001 and 2002. This increase was more than offset by a $125,000 credit recorded during the third quarter of 2002 relating to the reimbursement of business and occupancy taxes by certain of our tenants;

▪	an increase in costs associated with our public reporting requirements due to an increase in the number of shareholders;

▪	an increase in legal fees associated with our compliance with certain provisions of the Sarbanes-Oxley Act of 2002, proposed and final rules promulgated by the SEC thereunder and proposed Nasdaq corporate governance reforms; and

▪	an increase in fees associated with servicing our growing portfolio.

General and administrative expenses, excluding the $195,000 write-off, increased 16% from 2001 to 2002.

     Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

Principal Balance as of December 31/
(in thousands)	Effective Interest Rate for the Year Ended December 31*
Year	Fixed Rate Debt	Variable Rate Debt	Total
2001	$320,336/7.99%	$380,828/6.59%	$701,164/7.36%
2002	$593,910/7.81%	$415,919/4.21%	$1,009,829/6.37%
2003	$804,648/7.28%	$340,870/3.90%	$1,145,518/6.34%

*	Includes deferred loan fees amortized over the life of the loans.

     The increase in interest expense over the past two years is primarily due to an increase in our overall debt during the past 36 months, which was primarily obtained to directly or indirectly finance our investment in real estate during that time period.

     Partially offsetting the increases in debt outstanding were decreases in the effective interest rate on our debt. The change in the effective interest rates is primarily due to the decrease in interest rates during the past 36 months. The change in our effective interest rate over any given period is also affected by our mix of variable rate debt to total debt and the timing of any financings or refinancings.

     From 2002 to 2003, our interest expense increased disproportionately with the increase in our overall debt due to the mix of variable rate debt to total debt. During 2003, in order to lock in rates during this low interest rate environment, we increased long-term fixed rate debt while reducing our borrowings on our short-term credit facility and our short-term variable rate mortgage debt. This change in mix of debt was accomplished through:

▪	the conversion of $79.2 million of variable rate debt to fixed rate debt during the fourth quarter of 2002. We entered into an interest rate swap arrangement with a third party during the third quarter of 2001 to swap this variable rate debt to fixed rate. The swap became effective in November of 2002; and

▪	the issuance of approximately $228 million of fixed rate debt during the first quarter of 2003, which was used to pay down borrowings on our short-term revolving credit facilities, totaling approximately $111 million, and to pay off approximately $92 million of short-term variable rate mortgage debt.

     From 2001 to 2002, our interest expense was also impacted by the mix of our variable rate debt to our total debt as a result of the following transactions that occurred during those years:

▪	the amendment of $150.0 million of fixed rate debt due September 29, 2011 during the third quarter of 2001 to convert the debt to variable rate debt. The debt was converted in conjunction with the conversion of leases relating to $185.3 million of property from fixed rate to variable rate as discussed above. The conversion of the interest rate on the debt from fixed to variable resulted in a significant modification of the debt. In accordance with GAAP, we wrote off the remaining deferred loan fees relating to the debt, totaling $702,000, and classified the write-off as interest expense. We did not have any significant modification of debt during the years ended December 31, 2002 or 2003.

▪	the conversion of $58.3 million of variable rate debt to fixed rate debt during the first quarter of 2002 through the execution of interest rate swap arrangements with a third party. The interest rate swap arrangements were executed in conjunction with our conversion of the leases on approximately $71.2 million of properties leased to a tenant from variable rate to fixed rate;

▪	the conversion of $79.2 million of variable rate debt to fixed rate debt during the fourth quarter of 2002 as described above; and

▪	the issuance of approximately $152 million of fixed rate debt during the second quarter of 2002, of which a portion was used to pay down borrowings on our short-term credit facilities. On June 28, 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002, which we refer to as the Notes, as further described in “Liquidity and Capital Resources – Mortgage Debt and Revolving Credit Facilities” below. The transaction reflects approximately $152 million of new debt issued in classes under current market terms and a restructuring of a securitization completed in 1999 that had a remaining balance of approximately $173 million, which we refer to as the Modified Debt. The certificates representing the Modified Debt have economic terms equivalent to the prior transaction. Because the terms of the Modified Debt were virtually identical to the original debt, it did not result in a “significant modification” of debt for GAAP purposes. Therefore, in accordance with GAAP, third-party costs totaling $265,000 incurred in connection with the Modified Debt were charged to interest expense during the second quarter of 2002. There were no such expenses incurred during the year ended December 31, 2001.

Discontinued Operations

     Beginning in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income.

     Revenue from properties sold during 2003 and 2002 for the years ended December 31, 2003, 2002 and 2001 was $226,000, $586,000 and $993,000, respectively. Income from discontinued operations (which includes the gain on sale of properties) for the years ended December 31, 2003, 2002 and 2001 was $229,000, $427,000 and $229,000, respectively.

Preferred Share Dividends

     On December 11, 2003 we issued 3,950,000 7½% Series A Cumulative Redeemable Preferred Shares at $25.00 per share. The preferred shares pay quarterly dividends in arrears. The initial preferred dividend was paid on February 17, 2004 and was equal to $0.26042 per share, which is the pro-ration of the regular quarterly dividend of $0.46875 per share from the date of original issue (December 11, 2003) through January 31, 2004. For 2003, we accrued $411,000, which represents the amount due through December 31, 2003.

Impact of Inflation

     Our leases typically contain provisions to mitigate the adverse impact of inflation on our results of operations. These provisions include upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the CPI. In addition, our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term.

     Substantially all of our properties are leased to tenants under long-term, triple-net leases. Triple-net leases tend to reduce our exposure to rising property expenses due to inflation.

Liquidity and Capital Resources

     Cash and cash equivalents were $13.4 million and $7.4 million at December 31, 2003 and December 31, 2002, respectively. The changes in cash and cash equivalents during the years ended December 31, 2003 and 2002 were attributable to operating, investing and financing activities, as described below.

	Year Ended December 31,
			2003 to
(dollars in thousands)	2003	2002	2002
Cash provided by operating activities	$96,734	$82,651	17%
Cash used in investing activities	(331,592)	(327,221)	1%
Cash provided by financing activities	240,768	242,522	1%

Operating Activities

     Cash provided by operating activities represents cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

     Cash used in investing activities primarily reflects the investment in dealership properties, facility improvements and construction fundings, net of sales.

Financing Activities

     Cash provided by financing activities for the year ended December 31, 2003 primarily reflects:

•	$299.5 million of proceeds received from mortgage debt incurred during the year;

•	$201.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$95.4 million of proceeds received from our offering of 7½% Series A Cumulative Redeemable Preferred Shares, net of costs;

•	$66.4 million of proceeds received from our follow-on common share offering, net of costs; and

•	$15.1 million of proceeds received from the issuance of common shares through our Dividend Reinvestment and Share Purchase Plan, which we refer to as the DRIP, and equity incentive plan, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $237.1 million;

•	the repayment of mortgage debt totaling $91.6 million;

•	distributions made to shareholders and minority partners during the year totaling $60.8 million;

•	payments of principal on outstanding mortgage debt totaling $36.0 million;

•	payments for debt issuance costs totaling $7.0 million; and

•	the increase of restricted cash totaling $4.1 million.

     Cash provided by financing activities for the year ended December 31, 2002 primarily reflects:

•	$297.5 million of proceeds received from borrowings on our revolving credit facilities;

•	$286.3 million of proceeds received from mortgage debt incurred during the year; and

•	$18.3 million of proceeds received from the issuance of common shares through our DRIP and equity incentive plan, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $249.9 million;

•	distributions made to shareholders and minority partners during the year totaling $57.1 million;

•	payments of principal on outstanding mortgage debt totaling $25.2 million;

•	the increase of restricted cash totaling $13.3 million;

•	payments for debt issuance costs totaling $7.5 million;

•	payments made during the first quarter of 2002 totaling $6.0 million and $293,000 to purchase outstanding warrants to purchase common shares during the fourth quarter of 2001 and first quarter of 2002, respectively; and

•	the redemption of Units totaling $153,000.

Financing Strategy

     Our objective is to have multiple sources of debt and equity financing available to us. We typically fund our short-term liquidity requirements through available cash or one of our three revolving credit facilities. These facilities provide short-term borrowing capacity of $260 million, of which $185 million was available as of December 31, 2003. Periodically, in order to more closely match the term of our debt with that of our leases, we replace our short-term debt using the proceeds of long-term mortgage debt or equity. Our long-term liquidity requirements are financed with both long-term debt and equity. When accessing the equity markets, our objective is to provide accretion to our shareholders, as well as maintain certain debt ratios.

     In order to maintain our investment spread over the lease term, we typically match the average term of our long-term debt with the average remaining term of our leases as well as the type of debt with the type of leases (fixed or variable rate). We describe this process as “match-funding.” We currently intend to match-fund at least 70% of our total outstanding debt with leases. We may change the 70% guideline at any time without shareholder approval. As of December 31, 2003, approximately 86% of our debt outstanding was substantially match-funded debt. As of December 31, 2003, our long-term debt had a weighted average remaining term of 10.5 years and our leases had a weighted average remaining term of 11.6 years.

     We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of December 31, 2003, our debt to assets ratio was approximately 58% and our debt to total market capitalization was approximately 45%.

     In light of our current financial position, we believe that we will be able to obtain additional financing for our short-term and long-term liquidity requirements as discussed in “Liquidity Requirements” below. We have used and may continue to use interest rate swap arrangements to manage interest rate risk and to match-fund our long-term debt with our long-term leases. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

Variable Rate Lease Program

     We may offer our current and prospective tenants the option of utilizing our variable rate lease program. Under this program, base rent changes monthly based upon a spread over an applicable index, typically LIBOR. In addition, our leases typically provide for upward periodic adjustments in base rent, usually based on a factor of the change in the CPI. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate. Upon conversion, the fixed base rent typically continues to be adjusted upward periodically based on a factor of the change in the CPI or other escalation provisions set forth in the lease.

The following table sets forth certain information regarding our variable rate leases and debt as of December 31st for the years indicated (dollars in thousands):

		Percent of our
	Total Real Estate	Portfolio		Variable Rate	Average One-
	Subject to	Subject to	Total Variable	Debt Matched	Month
	Variable	Variable Rate	Rate Debt	with Variable	LIBOR for
Year	Rate Leases	Leases	Outstanding (1)	Rate Leases	the Year
2001	$314,152	26%	$380,828	$189,201	3.88%
2002	418,203	27%	415,919	178,943	1.77%
2003	425,454	23%	340,870	196,404	1.21%

(1) Includes amounts outstanding on our revolving credit facilities totaling $63.5 million, $111.1 million and $75.0 million as of December 31, 2001, 2002 and 2003, respectively.

     In order to maintain our investment spread over the lease term, we typically utilize variable rate debt in circumstances where we have variable rate leases. The investment spreads on our variable rate lease portfolio will change under certain interest rate conditions. Our strategy of including minimum lease rates in our variable rate leases allows us to realize additional investment spread during the current low interest rate environment. During the past three years, as LIBOR has decreased, the interest expense on our variable rate debt has also decreased. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period because the minimum lease rates were in effect at these LIBOR levels. Because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

Mortgage Debt and Revolving Credit Facilities

     As of December 31, 2003, we had total mortgage debt outstanding of approximately $1.07 billion (consisting of $804.6 million of fixed rate and $265.9 million of variable rate debt), which was secured by 267 of our properties. In addition, we had approximately $75.0 million outstanding on our revolving credit facilities. The following is a summary of our total debt outstanding as of December 31, 2003 and December 31, 2002 (dollars in thousands):

		Principal	Principal
		Balance as of	Balance as of	Effective	Term/
	Original	December 31,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2003	2002	Rate*	Schedule
7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	4.34%	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	33,046	34,572	7.94%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	92,041	94,413	7.73%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	25,080	26,220	7.64%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (5)	32,054	28,644	29,781	7.60%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (6)	82,600	75,717	79,158	7.62%	12 yr/30 yr
6.77% fixed rate debt due 7/1/14 (7)	20,400	20,400	—	5.51%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (8)	325,000	306,251	318,995	7.70%	(8)
Triple Net Lease Mortgage Notes, Series 2003-1 (9)	228,000	223,469	—	5.86%	(9)

Total Mortgage Fixed Rate Debt		$804,648	$593,910	7.28%

Variable rate debt due 9/29/11 (10)	150,000	137,357	143,907	3.52%	12 yr/25 yr
Various variable rate debt (11)	134,610	128,504	80,049	4.25%	5 to 12 yr/15 to 30 yr
Short-term variable rate debt (12)	80,867	—	80,867	4.47%	(12)

Total Mortgage Variable Rate Debt		$265,861	$304,823	3.82%

TOTAL MORTGAGE DEBT (13)		$1,070,509	$898,733	6.42%

$100 million revolving secured facility (14)		49,326	65,096	4.33%	(14)
$60 million revolving unsecured facility (15)		—	46,000	4.30%	(15)
$100 million revolving secured construction facility (16)		25,683	—	4.41%	(16)

TOTAL CREDIT FACILITIES		$75,009	$111,096	4.37%

TOTAL DEBT OUTSTANDING		$1,145,518	$1,009,829	6.34%

*	For the year ended December 31, 2003. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (9) below.

(2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $62.1 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(3)	This loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million. The loan is secured by 13 of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $134.2 million.

(4)	This loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment totaling approximately $15.1 million. The loan is secured by 10 properties, which as of December 31, 2003 have an aggregate net book value of approximately $37.2 million. This loan bears interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	This loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment totaling approximately $18.4 million. The loan is secured by three properties, which as of December 31, 2003 have an aggregate net book value of approximately $31.1 million. This loan bears interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(6)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. The loan is secured by nine of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $99.0 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(7)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.4 million. The loan is secured by one of our properties, which as of December 31, 2003 has a net book value of approximately $25.4 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(8)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes are collateralized by 94 properties, which as of December 31, 2003, have an aggregate net book value of approximately $419.6 million. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	151,222	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	70,065	7/15/15
A-3	75,900	75,900	6/15/22

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The Partnership has provided a guaranty of collection limited to approximately $35 million of this loan, contingent upon the trustee first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the servicing of the debt, the Company guarantees CARS Loan Servicer, L.L.C.’s obligations to make certain principal, interest and property protection advances.

(9)	On March 26, 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The notes are collateralized by 50 properties, which as of December 31, 2003, have an aggregate net book value of approximately $312.3 million. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	104,469	9/25/15
A-2	119,000	119,000	3/25/19

The Class A-1 and Class A-2 notes have weighted average effective interest rates (including deferred fees amortized over the life of the notes) of approximately 5.4% and 6.3%, respectively. The notes amortize in succession over a 20-year amortization schedule with the Class A-1 notes fully-amortizing and the Class A-2 notes requiring a final payment at maturity of approximately $70.8 million. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the servicing of the debt, the Company guarantees CARS Loan Servicer, L.L.C.’s obligations to make certain principal, interest and property protection advances.

(10)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $101.2 million. The loan is secured by 56 of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $199.6 million.

(11)	These loans bear interest at variable rates ranging from 185 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate or the three-month LIBOR rate and have maturity dates ranging from October 2, 2008 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments, monthly level payments of principal and interest, or interest-only payments until maturity, at which time the loans require final payments totaling approximately $103.7 million. Excluding $17.5 million of the variable rate debt, the loans are secured by 24 properties, which as of December 31, 2003 have an aggregate net book value of approximately $137.5 million. The remaining $17.5 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote (3). One of these loans, totaling $51.8 million as of December 31, 2003, is cross defaulted with the revolving credit facilities discussed in footnote (14) and (16). Four of these loans totaling $40.1 million as of December 31, 2003 and issued by subsidiaries of the Company, contain acceleration clauses in the event of a material adverse change, which are at the lenders’ discretion. Additionally, on three of the aforementioned loans, the Partnership has partially guaranteed the monetary obligations under the loans limited to approximately $9.1 million as of December 31, 2003.

(12)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (9) above.

(13)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(14)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of December 31, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 295 to 310 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(15)	The facility provides for a three-year term with interest determined, at our option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on March 29, 2005.

(16)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. As of December 31, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 323 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2004, and is renewable annually.

     During the first quarter of 2004, we issued a mortgage note totaling $11.9 million payable to a worldwide financial services company. The loan is secured by an office building located in Bloomfield Hills, Michigan, and it has a ten year term, 25 year amortization period and requires monthly interest and principal payments that bear interest at a fixed rate of 5.84%.

     For the quarter and year ended December 31, 2003, our interest coverage and debt service coverage ratios were 2.5 and 1.6, respectively. We consider the interest coverage and debt service coverage ratios meaningful financial performance measures of liquidity as they provide our investors with information pertaining to our ability to satisfy our debt service requirements. These measures are typically used by our lenders in assessing our compliance with certain debt covenants. These ratios are considered non-GAAP financial measures because they are calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, commonly referred to as EBITDA. The ratios should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

     The following is a calculation of our interest coverage ratio and our debt service coverage ratio for the three months and year ended December 31, 2003 (dollars in thousands). The calculation includes a reconciliation of EBITDA to its most directly comparable GAAP measure, net income.

	Three
	months ended	Year ended
	December 31, 2003	December 31, 2003
Interest Coverage Ratio:
Net Income before minority interest	$17,230	$65,349
Interest expense	16,653	64,816
Depreciation and amortization	8,186	31,125

EBITDA	$42,069	$161,290
Interest Coverage Ratio (EBITDA divided by interest expense and preferred dividends)	2.5	2.5

Debt Service Coverage Ratio (DSCR):
Interest expense	$16,653	$64,816
Preferred dividends	411	411
Principal amortization for the period	9,336	34,821

	$26,400	$100,048
DSCR (EBITDA divided by interest expense + principal amortization for the period + preferred dividends)	1.6	1.6

     The more significant debt covenants related to our mortgage debt and credit facilities limit our debt to assets ratio and require us to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

Interest Rate Swaps

     To manage interest rate risk, during 2003, 2002, and 2001, we entered into four interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $158 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at the inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets as long as the swaps remain highly effective. We assess whether our swaps remain highly effective at each reporting period date. To date our swaps remain highly effective. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us, totaling approximately $12.8 million and $15.0 million as of December 31, 2003 and 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the years ended December 31, 2003, 2002 and 2001 was $53.8 million, $29.7 million and $33.0 million, respectively.

     The unrealized loss as of December 31, 2003 and December 31, 2002 was as follows (in thousands):

	December 31, 2003	December 31, 2002
Derivative instrument liability	$13,541	$16,274

Equity Offerings

     On April 25, 2003, we sold 2,350,000 common shares in an underwritten public offering at an initial price to the public of $26.00 per share under our shelf registration statement filed with the SEC on March 2, 1999. In addition, on May 2, 2003, 352,500 common shares subject to the underwriters’ over-allotment option were issued at an initial price to the public of $26.00 per share. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $66.4 million. After the offering, $64.2 million remained available under the 1999 Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Partnership in exchange for Units in the Partnership and used the net proceeds to fund acquisitions, repay borrowings under our short-term credit facilities and for general corporate purposes.

     On June 25, 2003, we filed our shelf registration statement with the SEC, which we refer to as the 2003 Shelf Registration Statement, relating to the future offering of up to an aggregate of $500 million of common shares, preferred shares, depositary shares, debt securities and warrants exercisable for common or preferred shares. We believe the 2003 Shelf Registration Statement will provide us with more efficient and immediate access to capital markets when considered appropriate.

     On December 11, 2003 we issued 3,950,000 7½% Series A Cumulative Redeemable Preferred Shares at $25.00 per share. The preferred shares were issued under our 2003 Shelf Registration Statement. The preferred shares pay quarterly dividends in arrears and are trading on the NASDAQ National Market under the symbol “CARSP.” The shares are redeemable at our option on or after December 11, 2008. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $95.4 million. After the offering, $401.3 million was available under the 2003 Shelf Registration Statement for the issuance of securities. We contributed the net proceeds of the offering to the Partnership in exchange for preferred Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

     On February 9, 2004, we sold 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.5 million. We also granted the underwriters an over-allotment option to purchase an additional 273,750 shares, which expires on March 6, 2004. After the offering, $336.6 million was available under the 2003 Shelf Registration Statement for the issuance of securities. We contributed the net proceeds of the offering to the Partnership in exchange for Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

Liquidity Requirements

     Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners and amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement and expansion fundings and construction financings) through cash provided from operations and our existing revolving credit facilities. We anticipate that any additional acquisitions of properties, facility improvement and expansion fundings and construction financings during the next 12 months will be funded with amounts available under our existing commitments for long-term financing, future long-term secured and unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facilities. Acquisitions of properties, facility improvement and expansion fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

     Included in our short-term liquidity requirements is the repayment of approximately $75.0 million of borrowings outstanding on our revolving credit facilities as of December 31, 2003. Properties are eligible within the borrowing base for 150 days to twelve months, unless extended by the Company and the lender, and therefore we are generally required to repay these borrowings within twelve months. We paid down substantially all of the amounts outstanding as of December 31, 2003 with the net proceeds of our follow-on common share offering on February 9, 2004, the issuance of long-term debt and cash on hand.

     As of December 31, 2003, long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement and expansion fundings and construction financings. We expect to meet long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

     The following table summarizes certain of our material contractual cash obligations associated with operating, investing and financing activities as of December 31, 2003 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage debt principal amortization	$601,546	$35,901	$78,463	$87,296	$399,886
Mortgage debt maturities	468,963	—	—	49,331	419,632
Borrowings under credit facilities (1)	75,009	75,009	—	—	—
Operating leases (2)	2,856	430	797	827	802
Capital leases	—	—	—	—	—

Total	$1,148,374	$111,340	$79,260	$137,454	$820,320

(1)	The facilities with borrowings outstanding as of December 31, 2003 have one-year terms, which mature on June 22, 2004 and March 21, 2005 and are renewable annually. Properties are eligible within the borrowing base for 150 days to twelve months, unless extended by the Company and the lender.

(2)	Included in the 2004 minimum lease payments is approximately $38,000 relating to payments for our former office space, which expires in February 2004.

     Additionally, our preferred shares pay quarterly dividends in arrears at a yearly rate of $1.875 per share, totaling approximately $7.4 million in preferred share dividends to be paid by us on an annual basis. The preferred shares are redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at our option on or after December 11, 2008. The preferred shares have no stated maturity.

     We also currently have contractual commitments for future facility improvements and construction financings with several large tenants on properties we currently own. Improvements include costs incurred on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of December 31, 2003, these commitments totaled approximately $80 million. Subsequent to December 31, 2003, we have committed to fund additional construction and improvement financings. These projects are expected to be completed during the next two years.

Commitments for Long-Term Financing

     During the second quarter of 2003, we signed a commitment for $40 million of secured mortgage financing from a worldwide financial services company. The commitment can be drawn down in multiple fundings under one or more debt instruments, and each funding is subject to customary conditions and the lender’s satisfaction with the loan documentation. The commitment provides financing for up to five years at a spread over LIBOR. As of December 31, 2003, we had issued $22.1 million of secured mortgage financing under this commitment leaving $17.9 million available for future borrowings.

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

     Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 171,000, 23,000 and 508,000 common shares under the DRIP, totaling approximately $4.4 million, $526,000 and $7.4 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Purchase of Warrants Outstanding to Purchase Common Shares

     During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remaining $6.1 million was paid in 2002, and was funded with debt and cash on hand. During the first quarter of 2002, we completed the purchase of outstanding warrants to purchase 50,000 common shares for $5.85 per warrant, which was funded with cash on hand. The purchase price for all the warrants was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants were to expire in February 2003. The purchase of the warrants was considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. In addition, a total of 30,000, 25,000 and 279,446 warrants to purchase common shares were exercised at $15.00 per share during 2003, 2002 and 2001, respectively. As of December 31, 2003, there were no warrants outstanding.

Common Share Repurchase Program

     During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2003 and 2002, there were no repurchases of common shares. During 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. From the inception of the common share repurchase program through December 31, 2003, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds from Operations (FFO)

     The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the revised definition adopted in April 2002 by NAREIT and as presented by us, is net income, computed in accordance with GAAP, plus depreciation and amortization of assets unique to the real estate industry, plus minority interest related to income from continuing operations and income from discontinued operations, and excluding gains from the sales of property, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     The following table reconciles FFO and FFO per share for each of the five years in the period ended December 31, 2003 to their most directly comparable GAAP measure, net income available to common shareholders and net income per share (in thousands, except per share data):

	2003	2002	2001	2000	1999
Net income available to common shareholders	$51,225	$43,829	$31,377	$25,812	$21,731
Real estate depreciation and amortization	31,050	26,344	21,477	17,626	15,246
Minority interest related to income from continuing operations and income from discontinued operations	13,696	13,476	10,995	10,328	7,473
Gain on sale of real estate assets	(58)	(222)	(218)	(311)	(245)

FFO	$95,913	$83,427	$63,631	$53,455	$44,205

Weighted average number of common shares used to compute basic net income per share	30,878	27,473	23,432	20,911	21,607

Weighted average number of common shares used to compute fully diluted net income per share	31,717	28,589	24,450	21,113	21,629

Weighted average number of common shares and units used to compute basic FFO per share	39,142	35,980	31,708	29,274	28,774

Weighted average number of common shares and units used to compute fully diluted FFO per share	39,981	37,096	32,726	29,476	28,796

Basic net income per share	$1.66	$1.60	$1.34	$1.23	$1.01

Diluted net income per share	$1.62	$1.55	$1.30	$1.22	$1.01

Basic FFO per share	$2.45	$2.32	$2.01	$1.83	$1.54

Diluted FFO per share	$2.40	$2.25	$1.94	$1.81	$1.54

Forward-Looking Statements

     This Annual Report on Form 10-K, including our documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents which we subsequently file with the SEC and are incorporated herein by reference will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in our Annual Report on Form 10-K describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events. Other parts of, or documents incorporated by reference into, this Annual Report on Form 10-K may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks related to our reliance on a small number of tenants for a significant portion of our revenue;

•	risks of financing, such as increases in interest rates, our ability to meet existing financial covenants and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks that planned and additional acquisitions may not be consummated;

•	risks related to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, incentives, warranty programs, marketing or other practices or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K/A filed on March 12, 2004, as well as the other information in this Annual Report on Form 10-K or referred to in this Annual Report on Form 10-K, before investing in us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our policy of substantially match-funding at least 70% of our total outstanding debt with leases reduces our exposure to interest rate fluctuations. As of December 31, 2003, approximately 86% of our debt outstanding was substantially match-funded debt. We have used and may continue to use interest rate swap arrangements to manage interest rate risk and to match-fund our long-term debt with our long-term leases. We do not enter into interest rate swap arrangements for trading purposes.

     During the year ended December 31, 2003, our fixed rate debt increased from $593.9 million as of December 31, 2002 to $804.6 million as of December 31, 2003. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at December 31, 2003 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $52.5 million.

     As of December 31, 2003, approximately $425 million, or 23% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program, as compared to $418 million as of December 31, 2002. Under these leases, base rent which is generally based upon a spread over LIBOR, changes monthly. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate. The execution of these variable rate leases has enabled us to utilize variable rate debt (totaling $341 million as of December 31, 2003, as compared to $416 million as of December 31, 2002) in order to maintain our investment spread. The investment spreads on our variable rate lease portfolio will change under certain interest rate conditions. Our strategy of including minimum lease rates in our variable rate leases allows us to realize additional investment spread during the current low short-term interest rate environment. During the past year, as LIBOR has decreased, the interest expense on our variable rate debt has also decreased. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period because the minimum lease rates were in effect at these

LIBOR levels. Because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

     If interest rates on our variable rate debt instruments outstanding at December 31, 2003 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $3.4 million, based on balances at December 31, 2003. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at December 31, 2003 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $438,000 or decreased by approximately $381,000 respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.4 million to $4.3 million because of certain investment spread variations at various LIBOR levels.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders of Capital Automotive REIT

We have audited the accompanying consolidated balance sheets of Capital Automotive REIT and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Automotive REIT and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 of the Notes to the consolidated financial statements, in 2003 the Company adopted the provisions of Financial Accounting Standards No. 145, “Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Also, as discussed in Note 5 of the Notes to the consolidated financial statements, in 2002 the Company adopted the provisions of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ ERNST & YOUNG LLP

McLean, Virginia
February 11, 2004

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2003	2002
ASSETS
Real estate:
Land	$732,693	$632,868
Buildings and improvements	1,142,117	941,285
Accumulated depreciation	(116,247)	(85,523)

	1,758,563	1,488,630
Cash and cash equivalents	13,352	7,442
Other assets, net	89,670	46,398

TOTAL ASSETS	$1,861,585	$1,542,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage debt	$1,070,509	$898,733
Borrowings under credit facilities	75,009	111,096
Accounts payable and accrued expenses	26,773	29,022
Security deposits payable	7,568	6,948

TOTAL LIABILITIES	1,179,859	1,045,799

Minority interest	112,452	116,048

SHAREHOLDERS’ EQUITY:
Preferred shares, par value $.01 per share; 20 million shares authorized, 3,950,000 shares issued and outstanding as of December 31, 2003 and no shares issued or outstanding as of December 31, 2002	40	—
Common shares, par value $.01 per share; 100 million shares authorized, 33,032,901 shares issued and outstanding as of December 31, 2003 and 28,321,396 shares issued and outstanding as of December 31, 2002	330	283
Additional paid-in capital	600,278	413,688
Deferred compensation	(2,098)	(1,550)
Accumulated other comprehensive loss	(13,541)	(16,274)
Distributions in excess of accumulated earnings	(15,735)	(15,524)

TOTAL SHAREHOLDERS’ EQUITY	569,274	380,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,861,585	$1,542,470

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Rental	$169,757	$141,435	$116,807
Interest and other	1,223	803	479

Total revenue	170,980	142,238	117,286

Expenses:
Depreciation and amortization	31,122	26,297	21,360
General and administrative	9,991	8,475	7,114
Interest	64,813	50,652	46,750

Total expenses	105,926	85,424	75,224

Income from continuing operations before minority interest	65,054	56,814	42,062
Minority interest	(13,647)	(13,412)	(10,914)

Income from continuing operations	51,407	43,402	31,148

Income from discontinued operations	171	205	229
Gain on sale of real estate	58	222	—

Total discontinued operations	229	427	229

Net income	51,636	43,829	31,377
Preferred share dividends	(411)	—	—

Net income available to common shareholders	$51,225	$43,829	$31,377

Shares of common stock outstanding used to compute basic earnings per share	30,878	27,473	23,432

Basic earnings per share:
Income from continuing operations	$1.65	$1.58	$1.33
Net income	$1.66	$1.60	$1.34

Shares of common stock outstanding used to compute diluted earnings per share	31,717	28,589	24,450

Diluted earnings per share:
Income from continuing operations	$1.62	$1.53	$1.29
Net income	$1.62	$1.55	$1.30

Dividends declared per share	$1.64	$1.5825	$1.161

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

	Preferred	Common	Preferred Shares	Common Shares	Additional Paid-in	Distributions in Excess of Accumulated	Deferred	Accumulated Other Comprehensive		Other Comprehensive
	Shares	Shares	Par Value	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income
BALANCE AT DECEMBER 31, 2000	—	21,334,260	—	$213	$309,000	$(17,894)	$(1,286)	$—	$290,033
Reallocation of minority interest ownership in Partnership	—	—	—	—	381	—	—	—	381	—
Proceeds from follow-on offering, net of costs	—	3,852,500	—	39	61,221	—	—	—	61,260	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	508,237	—	5	7,327	—	—	—	7,332	—
Issuance of restricted shares, net of forfeitures	—	76,219	—	1	1,111	—	(1,112)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	889	—	889	—
Exercise of common stock options and warrants	—	417,942	—	4	6,105	—	—	—	6,109	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	474,269	—	5	6,104	—	—	—	6,109	—
Purchase of outstanding warrants to purchase common shares	—	—	—	—	(10,754)	—	—	—	(10,754)	—
Accrued compensation	—	—	—	—	76	—	—	—	76	—
Repurchase of common shares	—	(10,000)	—	—	(142)	—	—	—	(142)	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	2,249	2,249	2,249
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	(587)
Common share dividends	—	—	—	—	—	(28,898)	—	—	(28,898)	—
Net income	—	—	—	—	—	31,377	—	—	31,377	31,377

BALANCE AT DECEMBER 31, 2001	—	26,653,427	—	$267	$380,429	$(15,415)	$(1,509)	$2,249	$366,021	$33,039

Reallocation of minority interest ownership in Partnership	—	—	—	—	9,319	—	—	—	9,319	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	22,717	—	—	519	—	—	—	519	—
Issuance of restricted shares, net of forfeitures	—	53,045	—	—	1,070	—	(1,070)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,029	—	1,029	—
Exercise of common stock options and warrants	—	1,283,075	—	13	17,903	—	—	—	17,916	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	309,132	—	3	4,606	—	—	—	4,609	—

	Preferred Shares	Common Shares	Preferred Shares Par Value	Common Shares Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total	Other Comprehensive Income
Purchase of outstanding warrants to purchase common shares	—	—	—	—	(293)	—	—	—	(293)	—
Accrued compensation	—	—	—	—	135	—	—	—	135	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	(18,523)	(18,523)	(18,523)
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	4,379
Common share dividends	—	—	—	—	—	(43,938)	—	—	(43,938)	—
Net income	—	—	—	—	—	43,829	—	—	43,829	43,829

BALANCE AT DECEMBER 31, 2002	—	28,321,396	—	$283	$413,688	$(15,524)	$(1,550)	$(16,274)	$380,623	$29,685

Reallocation of minority interest ownership in Partnership	—	—	—	—	(6,299)	—	—	—	(6,299)	—
Proceeds from issuance of preferred shares, net of costs	3,950,000	—	40	—	95,397	—	—	—	95,437	—
Proceeds from follow-on offering, net of costs	—	2,702,500	—	27	66,401	—	—	—	66,428	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	171,113	—	2	4,419	—	—	—	4,421	—
Issuance of restricted shares, net of forfeitures	—	58,301	—	1	1,418	—	(1,419)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	871	—	871	—
Issuance of phantom shares, net of forfeitures	—	12,460	—	—	103	—	—	—	103	—
Exercise of common stock options and warrants	—	1,057,574	—	10	14,909	—	—	—	14,919	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	709,557	—	7	10,081	—	—	—	10,088	—
Accrued compensation	—	—	—	—	161	—	—	—	161	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	2,733	2,733	2,733
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	(576)
Preferred share dividends	—	—	—	—	—	(411)	—	—	(411)	—
Common share dividends	—	—	—	—	—	(51,436)	—	—	(51,436)	—
Net income	—	—	—	—	—	51,636	—	—	51,636	51,636

BALANCE AT DECEMBER 31, 2003	3,950,000	33,032,901	$40	$330	$600,278	$(15,735)	$(2,098)	$(13,541)	$569,274	$53,793

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,636	$43,829	$31,377
Adjustments to reconcile net income to net cash provided by operating activities:
Significant modification of debt	—	—	702
Gain on disposition of real estate net of minority interest	(58)	(222)	(218)
Stock compensation expense	1,032	1,164	965
Depreciation and amortization	33,674	28,027	22,824
Income from continuing operations applicable to minority interest	13,647	13,412	10,914
Income from discontinued operations applicable to minority interest	49	64	81
Changes in assets and liabilities:
Increase in other assets	(4,133)	(7,702)	(3,332)
Increase (decrease) in accounts payable and accrued expenses	267	4,100	(4,336)
Increase (decrease) in security deposits payable	620	(21)	1,114

Net cash provided by operating activities	96,734	82,651	60,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals	(49)	(90)	(47)
Real estate investments	(333,471)	(334,655)	(199,286)
Real estate dispositions	1,928	7,524	8,675

Net cash used in investing activities	(331,592)	(327,221)	(190,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facilities	201,000	297,514	192,338
Proceeds from mortgage debt	299,460	286,252	83,261
Repayment of borrowings under credit facilities	(237,087)	(249,926)	(143,030)
Repayment of mortgage debt	(91,638)	—	—
Mortgage principal payments	(36,046)	(25,175)	(17,124)
Payments for debt issuance costs	(7,019)	(7,548)	(242)
Increase in restricted cash	(4,056)	(13,331)	(535)
Payment of common share dividends	(47,255)	(43,755)	(36,854)
Distributions to minority partners	(13,516)	(13,303)	(12,807)
Proceeds from issuance of preferred shares, net of costs	95,437	—	—
Proceeds from follow-on offering, net of costs	66,428	—	61,260
Proceeds from issuance of other common shares, net of costs	15,060	18,275	13,359
Repurchase of common shares	—	—	(142)
Payment for the purchase of outstanding warrants to purchase common shares	—	(6,328)	(4,719)
Redemption of units of limited partnership interest in the Partnership	—	(153)	(1,006)

Net cash provided by financing activities	240,768	242,522	133,759

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,910	(2,048)	3,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,442	9,490	6,298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,352	$7,442	$9,490

SUPPLEMENTAL DATA:
Real estate acquisitions in exchange for equity issuance	$—	$19,000	$1,212
Interest paid during the period	$64,529	$46,606	$51,179
Dividends and distributions reinvested to purchase common shares	$4,201	$184	$200

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2003, owned approximately 80.7% of the common units of limited partnership interest in the Partnership, which we refer to as Units, as well as 100% of the Series A preferred units of limited partnership interest in the Partnership. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

     Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties and (ii) the term dealer group, tenant or operators of dealerships to refer to the persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances.

     As of December 31, 2003, we had invested more than $1.9 billion in 331 properties located in 30 states (Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia), consisting of approximately 2,323 acres of land and containing approximately 13.6 million square feet of buildings and improvements. Our tenants operate 445 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2003 of 17.0 years), with our entire portfolio having a weighted average initial lease term of approximately 14.7 years. As of December 31, 2003, our portfolio had a weighted average remaining lease term of approximately 11.6 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

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

Real Estate and Depreciation

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with Statement of Financial

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Standards, commonly referred to as SFAS, No. 141, “Business Combinations.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of December 31, 2003.

     Depreciation is computed using the straight-line method over an estimated useful life of 20 to 45 years for the buildings and improvements. Real estate depreciation expense was approximately $30.9 million, $26.2 million, and $21.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less than the carrying amount, then an impairment loss would be recognized equal to the amount of the difference between the fair value of the property and its carrying amount. The Company has not recognized an impairment loss in 2003, 2002 or 2001 on any of its real estate.

Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $75,000, $76,000 and $64,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Improvement Fundings and Construction Financing

     We may fund improvements made by our tenants on our existing properties. Improvements include costs incurred on facilities during which the tenant’s business continues to operate without interruption. Improvement fundings are recorded as buildings and improvements on our consolidated balance sheets and the amounts charged to the tenant during the project are recorded as rental revenue. Once the project is completed, the remaining useful life of the buildings and improvements is determined and depreciation expense is adjusted accordingly on a prospective basis.

     We may provide construction financing to our tenants in certain circumstances in which we own the underlying land that is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances are included in other assets and totaled approximately $5.0 million as of December 31, 2003. There were no construction advances related to construction financings as of December 31, 2002.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

     Restricted cash consists primarily of cash reserved to fund debt service payments, funds invested in cash collateral accounts and funds held in escrow accounts related to the substitution of properties within an existing debt agreement. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders, however, we earn interest on the funds held. The purpose of the escrow accounts related to substitutions is to provide temporary collateral in conjunction with property substitutions when the release of a mortgaged property occurs prior to the lender’s acceptance of a replacement property. The amount represents an agreed upon amount of cash held in escrow until such property substitution is completed, at which time the cash is returned to us. Restricted cash is included in other assets and totaled approximately $20.2 million and $16.1 million as of December 31, 2003 and 2002, respectively.

Deferred Loan Costs

     Certain costs incurred in connection with our revolving credit facilities and issuing mortgage debt are capitalized and generally amortized over the terms of the respective revolving credit facility or mortgage debt using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and total approximately $18.1 million and $13.4 million as of December 31, 2003 and 2002, respectively. Loan cost amortization expense was approximately $2.5 million, $1.6 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Capitalized Leasing Costs

     Certain direct costs initially incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and total approximately $1.4 million and $1.2 million as of December 31, 2003 and 2002, respectively. Leasing cost amortization expense was approximately $174,000, $147,000 and $114,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

     We believe we are qualified and will continue to qualify as a real estate investment trust, commonly referred to as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders and comply with certain other requirements. We generally will not be subject to federal income tax on taxable income that we distribute to our shareholders. We distributed over 100% of our taxable income for each of the years in the three years ended December 31, 2003 and accordingly, no provision has been made for income taxes. The Company is subject to certain state and local income and franchise taxes.

     Earnings and profits, which will determine the taxability of our distributions to shareholders, and taxable income will differ from that reported for financial reporting purposes.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following reconciles net income available to common shareholders to taxable income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003 Estimate	2002 Actual	2001 Actual
Net income available to common shareholders	$51,225	$43,829	$31,377
Straight-line revenue timing difference	(3,862)	(3,882)	(2,538)
Depreciation timing differences on real estate	(1,552)	(1,136)	(944)
Tax stock option compensation expense in excess of GAAP	(11,510)	(8,264)	(460)
Other adjustments	(300)	2,058	2,593

Taxable income	$34,001	$32,605	$30,028

Rental Revenue Recognition

     We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of December 31, 2003, approximately $425 million of our real estate portfolio, or 23%, was subject to variable rate leases. This compares to $418 million of our real estate portfolio, or 27%, that was subject to variable rate leases as of December 31, 2002. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as the CPI. In addition, our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $16.7 million and $11.8 million as of December 31, 2003 and 2002, respectively. Straight-lined rental revenue was approximately $4.9 million, $5.1 million and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Derivative Instruments

     To manage interest rate risk, we have entered into interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt. The swaps were documented as cash flow hedges and were designated as highly effective at the inception of the swap agreements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective. Therefore, in accordance with GAAP,

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets.

Share-Based Compensation

     At December 31, 2003, the Company has a share-based compensation plan, which is described more fully in the Share-Based Compensation footnote herein. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure,” to share-based compensation (in thousands, except per share data).

	For the Years Ended December 31,
	2003	2002	2001
Net income available to common shareholders, as reported	$51,225	$43,829	$31,377
Add: Share-based compensation expense included in reported net income, net of minority interest	816	889	715
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(970)	(1,352)	(1,747)

Pro forma net income	$51,071	$43,366	$30,345
Basic earnings per share:
As reported	$1.66	$1.60	$1.34
Pro forma	$1.65	$1.58	$1.30
Diluted earnings per share:
As reported	$1.62	$1.55	$1.30
Pro forma	$1.62	$1.53	$1.25

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

Fair Value of Financial Instruments

     Management compares the carrying value and the estimated fair value of our financial instruments. Due to the highly liquid and short-term nature of our investments, the carrying value approximates the fair value. The estimated fair values of our debt subject to fair value disclosure were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity were involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. As of December 31, 2003, our fixed rate debt with an aggregate carrying value of $804.6 million had an estimated fair value of $823.6 million. As of December 31, 2002, our fixed

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rate debt with an aggregate carrying value of $593.9 million had an estimated fair value of $606.3 million. The estimated fair value of our fixed rate debt was based on interest rates currently available to us for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of our variable rate debt (including amounts outstanding on our revolving credit facilities) was estimated to be approximately equal to its carrying value of $340.9 million and $415.9 million as of December 31, 2003 and 2002, respectively.

Reclassifications

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the current year presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board, commonly referred to as the FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amended the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. This Statement is effective for fiscal years beginning after December 15, 2002. We have implemented the disclosure requirements of SFAS No. 148. We continue to account for stock-based compensation under APB Opinion No. 25, and therefore SFAS No. 148 has not had a significant impact on our financial condition or results of operations.

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

     We adopted SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for our fiscal year beginning on January 1, 2003. SFAS No. 145 requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item be reclassified. These gains and losses will now be required to be presented within the statement of income in appropriate segregated line items. As required by SFAS No. 145, these financial statements reflect the reclassification of the extraordinary gains and losses associated with the extinguishment of debt as components of appropriate segregated line items within the income statements.

     During the third quarter of 2001, we converted $150 million of debt from fixed to variable rate which was considered a significant modification of debt resulting in a write-off of the remaining deferred loan fees which was classified as an extraordinary item of $526,000 net of minority interest. As a result of SFAS No. 145, we reclassified the extraordinary item to interest expense totaling $702,000 before minority interest. This reclassification results in a

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

decrease in income from continuing operations before minority interest for 2001, but has no impact on the Company’s net income.

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

4. INVESTMENTS IN REAL ESTATE

     During the year ended December 31, 2003, we completed $333.4 million of investments, consisting of 39 dealership properties, one note secured by a dealership property, one corporate office building, and several facility improvements and construction fundings. The property investments added approximately 1.7 million square feet of buildings and improvements on approximately 260 acres of land and are located in 15 states (Alabama, Arizona, California, Florida, Georgia, Indiana, Illinois, Michigan, Mississippi, North Carolina, Oklahoma, Rhode Island, South Carolina, Tennessee, and Texas). These properties have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 17.0 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants. We funded the 2003 investments with the following: (i) borrowings on our short-term credit facilities, which were subsequently repaid with the net proceeds from other financing sources; (ii) net proceeds from our common share follow-on offering; (iii) net proceeds from our preferred share offering; (iv) net proceeds from the issuance of long-term debt; and (v) cash on hand.

     Of the 2003 investments, $30.5 million represents a note or advances secured by real estate funded during 2003, which are included in other assets on our consolidated balance sheets as of December 31, 2003. The note, totaling $25.5 million, is secured by a dealership property. We also entered into a separate acquisition agreement to acquire the dealership property securing such note during 2004. The construction advances totaling $5.0 million are for newly-constructed facilities for which operations have not commenced, as further described in the Summary of Significant Accounting Policies footnote herein. The projects currently under development are Honda and Lexus franchises, both scheduled for completion during 2004. The note and advances require monthly interest payments, which are included in interest and other income on our consolidated statements of operations.

5. DISCONTINUED OPERATIONS

     Beginning in 2002, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as “discontinued operations.” This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as “discontinued operations.” As a result, previously reported “income from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table is a summary of revenue from properties sold subsequent to January 1, 2002 (not including the gain on the sale of the properties) and total income from discontinued operations (which includes the gain on sale of properties) for the years ended December 31, 2003, 2002 and 2001:

	Year Ended
	December 31,
	2003	2002	2001
Revenue	$226,000	$586,000	$993,000
Total income related to discontinued operations	$229,000	$427,000	$229,000
Number of properties included in discontinued operations	1	4	4

6. RELATED PARTY TRANSACTIONS

     As of December 31, 2003, we owned 26 properties that were leased to entities related to three members of our Board of Trustees and/or members of their families. In conjunction with the purchases of 24 of these properties, we entered into long-term, triple-net lease agreements with two 10-year renewal periods exercisable at the option of the tenants. During 2002, an entity related to one member of our Board of Trustees assumed the lease on a property that we previously leased to an unrelated tenant. This long-term, triple-net lease agreement contains two five-year renewal options exercisable at the option of the tenant. Rental revenues from properties leased to related parties for the years ended December 31, 2003, 2002 and 2001 totaled $12.9 million, $12.7 million and $12.6 million, respectively. The leases in the aggregate provide for annualized rental payments as of December 31, 2003 of approximately $12.9 million.

     During 2001, two members of our Board of Trustees (including their affiliates) accepted our offer to purchase for $3.90 per share their warrants to purchase approximately 1.4 million of our common shares for an aggregate purchase price of approximately $5.5 million. The purchase was made pursuant to our purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The purchase price was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and were to expire in February 2003. The $5.5 million was paid during January of 2002.

7. OPERATING LEASES

     Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The leases have initial terms that range generally from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2003 of 17.0 years) and generally include multiple options to renew upon generally the same terms and conditions, exercisable at the option of the tenants. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features, generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the CPI. In addition, our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Some of our leases offer tenant purchase options, generally at the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of the CPI at the time the option is exercised, or the fair market value of the property at the time of sale.

     Future minimum rental payments as of December 31, 2003 (using LIBOR rates in effect as of that date) to be received from our tenants are as follows (in thousands):

For the Year Ended December 31,
2004	$185,751
2005	186,995
2006	188,242
2007	188,322
2008	173,659
Thereafter	1,261,312

Total	$2,184,281

     In October 2002, we relocated our office and subleased our former space to a third party. In accordance with GAAP, the remaining costs related to a pre-existing lease should be charged to expense when the leased property has no substantive future use or benefit to the lessee, net of any rent received from subleasing to a third party. The write-off totaled $195,000 and was charged to general and administrative expenses and recorded as a liability in the fourth quarter of 2002. As of December 31, 2003, there were two months remaining on our six-year lease agreement for our former office space. The office lease is accounted for as an operating lease. In addition, we hold a letter of credit of approximately $52,000 as a security deposit from our subtenant that expires March 31, 2004.

     Also in October 2002, we assumed the lease of a third party for our new office space. In conjunction with our assumption of this lease, the former tenant agreed to subsidize our lease payments over the remaining lease term by reimbursing us $798,000. Of the $798,000 reimbursement, $400,000 was paid to us when the lease agreement was executed, and the remaining $398,000 was provided in the form of two letters of credit which will be converted to cash at future dates during the lease term. In accordance with GAAP, the total reimbursement from the former tenant will be recorded as an offset to rent expense over the remaining lease term. During 2003, one of the letters of credit totaling $199,000 was converted to cash as per our agreement. The remaining letter of credit for $199,000 will be converted to cash during 2004. As of December 31, 2003, there were six years and 10 months remaining on the 10-year lease agreement for our current office space. The office lease is accounted for as an operating lease. As collateral, we issued a letter of credit totaling approximately $290,000 to our landlord which expires October 31, 2004 and is renewable annually.

     Future minimum lease payments for our two office leases (excluding the effect of the reimbursement from the former tenant described above) as of December 31, 2003 are as follows:

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Year Ended December 31,
2004	430,611	(a)
2005	401,046
2006	395,685
2007	407,555
2008	419,782
Thereafter	801,651

Total	$2,856,330

(a)	Included in the 2004 minimum lease payments is approximately $38,000 relating to payments for our former office space.

     Future minimum payments to be received from our subtenant for our former office space as of December 31, 2003 are as follows:

For the Year Ended December 31,
2004	17,880

Total	$17,880

8. MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

     As of December 31, 2003, we had total mortgage debt outstanding of approximately $1.07 billion (consisting of $804.6 million of fixed rate and $265.9 million of variable rate debt), which was secured by 267 of our properties. In addition, we had approximately $75.0 million outstanding on our revolving credit facilities.

     The following is a summary of our total debt outstanding as of December 31, 2003 and December 31, 2002 (dollars in thousands):

		Principal	Principal
		Balance as of	Balance as of	Effective	Term/
	Original	December 31,	December 31,	Interest	Amortization
Description of Debt	Debt Issued	2003	2002	Rate*	Schedule
7.50% fixed rate debt due 4/20/03 (1)	$12,000	$—	$10,771	4.34%	(1)
7.59% fixed rate debt due 12/1/08 (2)	38,050	33,046	34,572	7.94%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (3)	100,000	92,041	94,413	7.73%	12 yr/25 yr
7.565% fixed rate debt due 11/12/12 (4)	28,500	25,080	26,220	7.64%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (5)	32,054	28,644	29,781	7.60%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (6)	82,600	75,717	79,158	7.62%	12 yr/30 yr
6.77% fixed rate debt due 7/1/14 (7)	20,400	20,400	—	5.51%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (8)	325,000	306,251	318,995	7.70%	(8)
Triple Net Lease Mortgage Notes, Series 2003-1 (9)	228,000	223,469	—	5.86%	(9)

Total Mortgage Fixed Rate Debt		$804,648	$593,910	7.28%

Variable rate debt due 9/29/11 (10)	150,000	137,357	143,907	3.52%	12 yr/25 yr
Various variable rate debt (11)	134,610	128,504	80,049	4.25%	5 to 12 yr/15 to 30 yr
Short-term variable rate debt (12)	80,867	—	80,867	4.47%	(12)

Total Mortgage Variable Rate Debt		$265,861	$304,823	3.82%

TOTAL MORTGAGE DEBT (13)		$1,070,509	$898,733	6.42%

$100 million revolving secured facility (14)		49,326	65,096	4.33%	(14)
$60 million revolving unsecured facility (15)		—	46,000	4.30%	(15)
$100 million revolving secured construction facility (16)		25,683	—	4.41%	(16)

TOTAL CREDIT FACILITIES		$75,009	$111,096	4.37%

TOTAL DEBT OUTSTANDING		$1,145,518	$1,009,829	6.34%

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

*	For the year ended December 31, 2003. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (9) below.

(2)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The loan is secured by mortgages on seven of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $62.1 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(3)	This loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million. The loan is secured by 13 of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $134.2 million.

(4)	This loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment totaling approximately $15.1 million. The loan is secured by 10 properties, which as of December 31, 2003 have an aggregate net book value of approximately $37.2 million. This loan bears interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	This loan requires quarterly interest and level principal payments until maturity, at which time the loan requires a final payment totaling approximately $18.4 million. The loan is secured by three properties, which as of December 31, 2003 have an aggregate net book value of approximately $31.1 million. This loan bears interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(6)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. The loan is secured by nine of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $99.0 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(7)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.4 million. The loan is secured by one of our properties, which as of December 31, 2003 has a net book value of approximately $25.4 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(8)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes are collateralized by 94 properties, which as of December 31, 2003, have an aggregate net book value of approximately $419.6 million. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	151,222	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	70,065	7/15/15
A-3	75,900	75,900	6/15/22

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The Partnership has provided a guaranty of collection limited to approximately $35 million of this loan, contingent upon the trustee first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the servicing of the debt, the Company guarantees CARS Loan Servicer, L.L.C.’s obligations to make certain principal, interest and property protection advances.

(9)	On March 26, 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The notes are collateralized by 50 properties, which as of December 31, 2003, have an aggregate net book value of approximately $312.3 million. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	104,469	9/25/15
A-2	119,000	119,000	3/25/19

The Class A-1 and Class A-2 notes have weighted average effective interest rates (including deferred fees amortized over the life of the notes) of approximately 5.4% and 6.3%, respectively. The notes amortize in succession over a 20-year amortization schedule with the Class A-1 notes fully-amortizing and the Class A-2 notes requiring a final payment at maturity of approximately $70.8 million. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the servicing of the debt, the Company guarantees CARS Loan Servicer, L.L.C.’s obligations to make certain principal, interest and property protection advances.

(10)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $101.2 million. The loan is secured by 56 of our properties, which as of December 31, 2003 have an aggregate net book value of approximately $199.6 million.

(11)	These loans bear interest at variable rates ranging from 185 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate or the three-month LIBOR rate and have maturity dates ranging from October 2, 2008 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments, monthly level payments of principal and interest, or interest-only payments until maturity, at which time the loans require final payments totaling approximately $103.7 million. Excluding $17.5 million of the variable rate debt, the loans are secured by 24 properties, which as of December 31, 2003 have an aggregate net book value of approximately $137.5 million. The remaining $17.5 million of the variable rate debt is secured by the same properties that secure the loan discussed in footnote (3). One of these loans, totaling $51.8 million as of December 31, 2003, is cross defaulted with the revolving credit facilities discussed in footnote (14) and (16). Four of these loans totaling $40.1 million as of December 31, 2003 and issued by subsidiaries of the Company, contain acceleration clauses in the event of a material adverse change, which are at the lenders’ discretion. Additionally, on three of the aforementioned loans, the Partnership has partially guaranteed the monetary obligations under the loans limited to approximately $9.1 million as of December 31, 2003.

(12)	This short-term loan was paid off on March 26, 2003 with the net proceeds from the issuance of the Triple Net Lease Mortgage Notes, Series 2003-1 as discussed in footnote (9) above.

(13)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(14)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of December 31, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 295 to 310 basis points. Properties are eligible within the borrowing base for 150 days,

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(15)	The facility provides for a three-year term with interest determined, at our option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on March 29, 2005.

(16)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. As of December 31, 2003, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 323 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2004, and is renewable annually.

     Additionally, during the first quarter of 2004 we issued a mortgage note totaling $11.9 million with a worldwide financial services company. The loan is secured by an office building located in Bloomfield Hills, Michigan, and it has a ten year term, 25 year amortization period and requires monthly interest and principal payments that bear interest at a fixed rate of 5.84%.

     The more significant debt covenants related to our mortgage debt and credit facilities limit our debt to assets ratio and require us to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional secured debt at those subsidiary levels. As of December 31, 2003, we were in compliance with all of the debt covenants related to our mortgage debt and credit facilities.

     Aggregate annual principal amortization and payments due at maturity of our mortgage debt as of December 31, 2003 are as follows (in thousands):

	Principal
For the Year Ended December 31,	Amortization	Maturities	Total
2004	$35,901	$—	$35,901
2005	38,186	—	38,186
2006	40,277	—	40,277
2007	42,572	—	42,572
2008	44,724	49,331	94,055
Thereafter	399,886	419,632	819,518

Total	$601,546	$468,963	$1,070,509

Interest Rate Swaps

     To manage interest rate risk, during 2003, 2002, and 2001, we entered into four interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, totaling approximately $158 million. These swaps were designed to mirror the underlying variable rate debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, these swaps were documented as cash flow hedges and designated as highly effective at the inception of the swap arrangements. Therefore, in accordance with GAAP, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets as long as the swaps remain highly effective. We assess whether our swaps remain highly effective at each reporting period date. To date our swaps remain highly effective. The fair value of the swaps is recorded as either a derivative instrument asset or a derivative instrument liability on our consolidated balance sheets. In addition, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

posted by us, totaling approximately $12.8 million and $15.0 million as of December 31, 2003 and 2002, respectively, is included in other assets on our consolidated balance sheets. Total comprehensive income for the years ended December 31, 2003, 2002 and 2001 was $53.8 million, $29.7 million and $33.0 million, respectively. The unrealized loss as of December 31, 2003 and December 31, 2002 was as follows (in thousands):

	December 31, 2003	December 31, 2002
Derivative instrument liability	$13,541	$16,274

9. MINORITY INTEREST

     Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at year end. The ownership percentage is determined by dividing the number of Units held by the Minority Interest at year end by the total Units outstanding at year end, excluding derivative securities. The full redemption amount of the preferred shares, as further described in the Equity Transactions footnote herein, is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in assets and liabilities of the Partnership was 19.3% and 23.4% as of December 31, 2003 and 2002, respectively.

     Income before minority interest is allocated to the limited partners based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Units held by the Minority Interest by the total weighted average number of Units outstanding during the year, excluding derivative securities. Income before minority interest is reduced by preferred share dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 21.1% and 23.6% for the years ended December 31, 2003 and 2002.

     Holders of Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 7.9 million and 8.6 million limited partnership units in the Partnership, as of December 31, 2003 and 2002, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan as described in the Share-Based Compensation footnote herein and its Dividend Reinvestment and Share Purchase Plan as described in the Dividend Reinvestment and Share Purchase Plan footnote herein, the net proceeds from these issuances are contributed to the Partnership in exchange for Units in the Partnership and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

10. EARNINGS PER SHARE

     Basic earnings per share is computed as net income available to common shareholders divided by the weighted average common shares, excluding restricted shares, outstanding for the period. Diluted earnings per share is computed as net income available to common shareholders, adjusted to reflect the change in the income allocated to minority interest calculated as if the dilutive securities were outstanding, divided by the weighted average common shares outstanding for the period plus the effect of dilutive securities outstanding for the period, based on the treasury stock method. Dilutive securities include options, warrants, phantom shares and restricted shares.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Income from continuing operations	$51,407	$43,402	$31,148
Preferred share dividends	(411)	—	—
Impact of dilutive securities	286	380	305

Income from continuing operations used to calculate diluted earnings per share	$51,282	$43,782	$31,453

Basic earnings per share	$1.65	$1.58	$1.33
Diluted earnings per share	$1.62	$1.53	$1.29

Net income available to common shareholders	$51,225	$43,829	$31,377
Impact of dilutive securities	288	405	306

Net income used to calculate diluted earnings per share	$51,513	$44,234	$31,683

Basic earnings per share	$1.66	$1.60	$1.34
Diluted earnings per share	$1.62	$1.55	$1.30

Weighted average shares:
Shares of common stock outstanding used to compute basic earnings per share	30,878	27,473	23,432
Impact of dilutive securities	839	1,116	1,018

Shares of common stock outstanding used to compute diluted earnings per share	31,717	28,589	24,450

11. EQUITY TRANSACTIONS

     Common Shares

     On April 25, 2003, we sold 2,350,000 common shares in an underwritten public offering at an initial price to the public of $26.00 per share under our shelf registration statement filed with the SEC on March 2, 1999, which we refer to as the 1999 Shelf Registration Statement. In addition, on May 2, 2003, 352,500 common shares subject to the underwriters’ over-allotment option were issued at an initial price to the public of $26.00 per share. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $66.4 million. After the offering, $64.2 million remained available under the 1999 Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Partnership in exchange for Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

     Preferred Shares

     On December 11, 2003, we issued 3,950,000 7½% Series A Cumulative Redeemable Preferred Shares at $25.00 per share. The preferred shares were issued under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. After the offering, $401.3 million remains

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available under the 2003 Shelf Registration Statement for the issuance of securities. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $95.4 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for preferred Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

     The preferred shares are non-voting and redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at our option on or after December 11, 2008, unless in limited circumstances in which early redemption is necessary to preserve our status as a real estate investment trust for federal income tax purposes. The preferred shares have no stated maturity and are not subject to any sinking fund provisions. Additionally, the shares are not convertible into or exchangeable for any other security unless conversion is necessary to maintain our status as a real estate investment trust. Holders of preferred shares are entitled to cumulative cash dividends at a rate of 7½% of the $25.00 liquidation preference per year (equivalent to $1.875 per year per share), payable quarterly (when and as declared by the Board of Trustees). In the case of the preferred shares, there are preferred Units in the Partnership owned by us that carry substantially the same terms.

     On January 20, 2004, our Board of Trustees declared an initial cash dividend of $0.26042 per preferred share, which is the pro-ration of the regular quarterly dividend of $0.46875 per share from the date of original issue (December 11, 2003) through January 31, 2004. The dividend was paid on February 17, 2004 to shareholders of record on February 2, 2004.

12. SHARE-BASED COMPENSATION

     In connection with our initial public offering of common shares in February 1998, the Board of Trustees adopted, and our shareholders approved, the Capital Automotive Group 1998 Equity Incentive Plan, which we refer to as the Plan, to provide equity compensation to our employees, officers, non-employee trustees and certain other service providers. In February 1999, the Board of Trustees approved amendments to the Plan and subsequently received shareholder approval on May 7, 1999, which we refer to as the Amended Plan. The Amended Plan provides for grants of options to purchase a specified number of common shares, which we refer to as Share Options, or grants of common shares, which may or may not be restricted shares, and grants of phantom shares. Under the Amended Plan, the total number of shares available for grant is approximately 3.8 million. In February 2002, the Board of Trustees approved an amendment and restatement of the Amended Plan and subsequently received shareholder approval on May 14, 2002, which we refer to as the Restated Amended Plan. The Restated Amended Plan increases the number of shares available for grant from approximately 3.8 million to approximately 5.1 million and eliminates and amends several provisions of the Amended Plan to reflect current law and practice.

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

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following is a summary of our Share Option activity for the years ended December 31, 2003 and 2002 (Share Options in thousands):

		Weighted
		Average
	Number of	Exercise
	Options	Price
Share Options outstanding at December 31, 2001	3,019	14.33
Granted	6	22.23
Forfeited	2	16.18
Exercised or expired	1,279	14.12

Share Options outstanding at December 31, 2002	1,744	14.51

Granted	70	24.87
Forfeited	4	13.00
Exercised or expired	1,051	14.50

Share Options outstanding at December 31, 2003	759	14.89

     Share Options outstanding at December 31, 2003 have exercise prices between $11.59 and $31.12, with a weighted average exercise price of $14.89 and a weighted average remaining contractual life of 4.74 years. At December 31, 2003, there were approximately 634,000 Share Options exercisable at a weighted average exercise price of $15.15 and a weighted average remaining contractual life of 4.46 years.

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

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of our restricted shares outstanding as of December 31, 2003 and related compensation expense for the years ended December 31, 2003, 2002 and 2001 (in thousands, except share and per share data):

		Number of		Non-Vested
		Restricted		Restricted
		Shares	Number of	Shares	Total	Deferred
	FMV Price	Granted	Restricted	Outstanding	Value on	Compensation
Grant	on Date of	and	Shares	as of	Date of	as of	Compensation Expense (7)
Date (1)	Grant	Issued	Forfeited	12/31/03	Grant	12/31/03	2003	2002	2001
5/7/99 (2)	$12.9375	37,091	7,762	—	$479	$—	$—	$—	$129
1/17/00 (2)	11.5940	46,234	5,069	—	536	—	—	154	161
5/11/00 (2)	13.8750	77,500	—	—	1,075	—	119	358	358
1/24/01 (3)	14.5625	76,948	5,101	71,847	1,120	388	188	231	239
5/10/01 (4)	16.1000	1,000	—	1,000	16	5	4	4	3
1/18/02 (4)	20.8800	50,621	3,257	47,364	1,057	461	246	276	—
5/14/02 (5)	23.6700	888	—	888	21	9	7	5	—
10/29/02 (5)	24.0000	625	—	625	15	9	5	1	—
1/15/03 (6)	22.9800	61,599	2,402	59,197	1,415	1,070	289	—	—
2/25/03 (4)	25.1100	100	—	100	3	2	1	—	—
5/6/03 (4)	27.2400	100	—	100	3	2	1	—	—
7/29/03 (4)	29.5700	169	—	169	5	4	1	—	—
10/28/03 (4)	31.1200	5,097	—	5,097	159	148	10	—	—

(1)	The restricted shares were granted and issued at a purchase price of $0.01 per share.

(2)	The restricted shares vested on the third anniversary from the effective date of the grant.

(3)	The restricted shares outstanding as of December 31, 2003 vest as follows: Approximately 61,000 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of approximately 11,000 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(4)	50% of the restricted shares vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(5)	The restricted shares vest on the third anniversary from the date of hire.

(6)	The restricted shares outstanding as of December 31, 2003 vest as follows: Approximately 48,000 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of approximately 11,000 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(7)	At the date of grant, both the number of the common shares and price to be paid by the employee was known, and the measurement date therefore coincided with the date of grant. The compensation expense was measured by the difference between the purchase price of the restricted shares and the market price of the common shares on the date of the grant. The compensation expense and corresponding offset to deferred compensation within shareholders’ equity is recognized ratably over the vesting period, which is generally three to five years from the effective date of the grant.

Restricted Shares – Dividends

     A holder of our restricted shares has no voting rights, but receives dividends with respect to the restricted shares, which are equal to the value of any dividends paid with respect to our common shares. Certain employees may elect to receive the dividend payments with respect to the restricted shares held on the dividend record date in the form of cash or additional restricted shares. The additional restricted shares vest in accordance with the vesting schedule of the underlying restricted shares. If the employee terminates prior to the vesting date, the employee is

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

entitled to the additional restricted shares, or to cash equal to the fair market value of the additional restricted shares on the termination date, at our option. The dividends related to the restricted shares are recorded as a dividend distribution under the shareholders’ equity section on the dividend record date.

Phantom Shares

     In January 2000, we instituted a Phantom Share Purchase Program requiring mandatory, and authorizing voluntary, purchases of phantom shares upon the deferral of a portion of certain employees’ annual bonus. Under this program, unless the Committee determines otherwise, 20% of any annual bonus otherwise payable to an executive officer must be deferred, and the executive officer may elect to defer up to an additional 30% of any annual bonus otherwise payable to him. In addition, certain other employees may elect to defer up to 20% of their annual bonus. The phantom shares are purchased at a price equal to 80% of the fair market value of our common shares on the date of grant. The phantom shares awarded upon the deferral of a portion of annual bonuses generally vest on the third anniversary from the date of grant and common shares are issued to the employee. Notwithstanding the foregoing, certain individuals may elect to defer payment of the phantom shares to extend beyond such date to (i) either a later date or (ii) the date the employee terminated employment with the Company or the first January 15 following termination of employment. If the employee terminates prior to the vesting date, the employee is entitled to the lesser of (i) the amount of the annual bonus deferred or (ii) an amount equal to the number of phantom shares multiplied by the fair market value of the phantom shares on the termination date. The following is a summary of phantom shares granted upon the deferral of 1999, 2000, 2001, 2002 and 2003 bonuses earned (in thousands, except share and per share data):

					Non-Vested
		Total Amount	Number of	Number	Phantom
	Year	of Bonuses	Phantom	of Phantom	Shares	Market	Purchase	20%
Grant	Bonus	Deferred	Shares	Shares	Outstanding	Price per	Price per	Discount	Compensation Expense (2)
Date	Earned	(1)	Granted	Forfeited	as of 12/31/03	Share	Share	Value	2003	2002	2001
1/17/00	1999	$410	44,208	—	—	$11.5940	$9.2752	$103	$—	$34	$34
1/24/01	2000	497	42,672	601	42,071	14.5625	11.6500	124	40	42	42
1/18/02	2001	708	42,396	982	41,414	20.8800	16.7040	177	56	59	—
1/15/03	2002	815	44,359	1,823	42,536	22.9800	18.3840	204	65	—	—
1/22/04	2003	334	12,344	—	12,344	33.8600	27.0880	84	—	—	—

(1)	The Committee approved waivers of the maximum deferral limits of the Phantom Share Purchase Program to include in the total bonuses deferred for each of the years detailed above the following:

	2003	2002	2001	2000	1999
Chief Executive Officer’s annual bonus	—	100%	100%	100%	100%
Other executive officers’ annual bonuses	—	75% and 100%	100%	100%	—
Certain other employees’ annual bonuses	—	30% and 50%	—	—	—

(2)	The compensation expense related to the phantom shares is measured by the difference between the purchase price of the phantom shares and the market price of the common shares on the date of grant. The compensation expense is recognized ratably over the vesting period, which is generally three years from the date of grant, and is included as an offset to shareholders’ equity.

Phantom Shares – Dividend Equivalents

     A holder of our phantom shares has no voting rights, but receives dividend equivalents with respect to the phantom shares, which are equal to the value of any dividends paid with respect to our common shares. Certain employees may elect to receive the dividend equivalent payments with respect to the phantom shares held on the dividend record date in the form of cash or additional phantom shares. The additional phantom shares vest in accordance with the vesting schedule of the underlying phantom shares. If the employee terminates prior to the vesting date, the employee is entitled to the additional phantom shares, or to cash equal to the fair market value of the phantom shares

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on the termination date, at our option. The dividend equivalents related to the phantom shares are recorded as compensation expense on the dividend record date.

Summary

     As of December 31, 2003, approximately 759,000 Share Options, 189,000 restricted shares and 168,000 phantom shares were outstanding under the Restated Amended Plan, thus leaving approximately 1.3 million shares available under the Restated Amended Plan to be granted. On January 22, 2004, the Committee approved an additional grant of 95,189 restricted shares at a purchase price of $0.01 per share. The restricted shares vest as follows: 86,384 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of 8,805 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant. Also on January 22, 2004, the Committee approved an additional grant of phantom shares as detailed in the above table.

     We apply APB Opinion No. 25 in accounting for our share option-based compensation and accordingly recognized no compensation expense related to the grant of Share Options during the years ended December 31, 2003, 2002 and 2001. Had compensation cost been determined using the fair value method of accounting prescribed by SFAS No. 123 and SFAS No. 148, our net income and earnings per share would have been changed to the pro forma amounts detailed in the Summary of Significant Accounting Policies footnote herein.

     The Black-Scholes option pricing model has been used to estimate the value of all Share Options granted. For Share Options issued, the model uses the following assumptions:

Year Share Options	Risk-Free			Expected Share
Were Issued	Interest Rate	Dividend Growth	Stock Volatility	Option Life
2003	2.654%	3.0%	17.87%	4.0
2002	3.936%	3.0%	21.65%	4.0
2001	3.982%	3.0%	21.31%	4.0
2000	4.825%	5.0%	41.07%	4.0
1999	6.670%	5.0%	34.96%	4.0
1998	4.625%	10.0%	21.75%	4.0

13. WARRANTS TO PURCHASE COMMON SHARES

     During the fourth quarter of 2001, we completed the purchase of outstanding warrants to purchase approximately 2.8 million common shares for $3.90 per warrant. The aggregate purchase price for the warrants was approximately $10.8 million, of which $4.7 million was paid in 2001 and the remaining $6.1 million was paid in 2002, and was funded with debt and cash on hand. During the first quarter of 2002, we completed the purchase of outstanding warrants to purchase 50,000 common shares for $5.85 per warrant, which was funded with cash on hand. The purchase price for all the warrants was based on the time remaining prior to exercise and the intrinsic value (meaning the difference between the fair market value of the common shares and the exercise price of the warrants) of the outstanding warrants at the time of the offer to purchase. The exercise price per share for the common shares underlying the warrants was $15.00 and substantially all warrants were to expire in February 2003. The purchase of the warrants was considered a retirement of an equity instrument for GAAP purposes and therefore recorded as a charge to shareholders’ equity. In addition, a total of 30,000, 25,000 and 279,446 warrants to purchase common shares were exercised at $15.00 per share during 2003, 2002 and 2001, respectively. As of December 31, 2003, there were no warrants outstanding.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

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

     Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 171,000, 23,000 and 508,000 common shares under the DRIP, totaling approximately $4.4 million, $526,000 and $7.4 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

15. COMMON SHARE REPURCHASE PROGRAM

     During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2003 and 2002, there were no repurchases of common shares. During 2001, we repurchased 10,000 common shares at an average price of $14.19 per common share. From the inception of the common share repurchase program through December 31, 2003, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Units from the Company for equivalent purchase prices.

16. 401(k) PLAN

     During 1998, we adopted the Capital Automotive L.P. Employee 401(k) Plan, which we refer to as the 401(k) Plan. Employees who are at least 21 years of age are eligible to participate in the 401(k) Plan after three months of service. Participants may contribute up to 20% of their earnings, on a pre-tax basis, subject to annual limitations imposed by the Code. We may make matching or discretionary contributions to the 401(k) Plan. These contributions will vest ratably over five years from each employee’s date of service. For the years ended December 31, 2003, 2002 and 2001, we approved a 20% match of the participant’s elected deferral contribution during those respective years (subject to maximum limits). For the years ended December 31, 2003, 2002 and 2001, we made matching contributions of approximately $41,000, $34,000 and $27,000, respectively.

17. COMMON SHARE DIVIDEND DISTRIBUTIONS

     We pay quarterly dividends to our shareholders. Our annual dividend per share for 2003, 2002 and 2001 was $1.65, $1.60 and $1.55, respectively. The annual dividend per share is different from total distribution per share calculated for tax purposes.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following is a summary of the quarterly cash distributions paid per common share for the years ended December 31, 2003, 2002 and 2001 (unaudited):

     2003

	Payment	Total Distribution	Taxable
Record Date	Date	Per Share	Ordinary Income	Return of Capital
11/10/03	11/20/03	$0.4140	$0.2760	$0.1380
08/08/03	08/19/03	0.4110	0.2740	0.1370
05/09/03	05/20/03	0.4085	0.2724	0.1361
02/10/03	02/20/03	0.4065	0.2710	0.1355

Totals for 2003		$1.6400	$1.0934	$0.5466

     2002

	Payment	Total Distribution	Taxable
Record Date	Date	Per Share	Ordinary Income	Return of Capital
11/08/02	11/19/02	$0.4020	$0.3073	$0.0947
08/09/02	08/20/02	0.3980	0.3043	0.0937
05/10/02	05/21/02	0.3935	0.3008	0.0927
02/11/02	02/20/02	0.3890	0.2974	0.0916

Totals for 2002		$1.5825	$1.2098	$0.3727

     2001

	Payment	Total Distribution	Taxable
Record Date	Date	Per Share	Ordinary Income	Return of Capital
11/09/01	11/20/01	$0.3880	$0.3208	$0.0672
08/10/01	08/21/01	0.3870	0.3199	0.0671
05/10/01	05/18/01	0.3860	0.3191	0.0669
12/31/00	01/31/01	0.3850	0.3183	0.0667

Totals for 2001		$1.5460	$1.2781	$0.2679

18. DIVIDENDS DECLARED PER COMMON SHARE

     Dividends are generally declared a quarter in arrears. However, prior to 2001, we declared our fourth quarter dividend during the same quarter in order to comply with REIT requirements during those respective years. Dividends declared per share for the years ending December 31, 2003 and 2002 include the first, second and third quarter dividends for the respective year and the fourth quarter dividend for the previous year. Dividends declared per share for the year ended December 31, 2001 include the first, second and third quarter dividends for 2001.

     On January 20, 2004, our Board of Trustees declared a cash dividend of $0.4165 per common share for the fourth quarter ended December 31, 2003 to shareholders of record as of February 9, 2004. The dividend was paid on February 19, 2004.

19. COMMITMENTS

     We currently have contractual commitments for future facility improvements and construction financings with several large tenants on properties we currently own. Improvements include costs incurred on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of December 31, 2003, these commitments totaled approximately $80 million. Subsequent to December 31, 2003, we committed to fund additional construction and improvement financings. These projects are expected to be completed during the next two years.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Revenue	$40,436	$42,499	$43,157	$44,888
Income from continuing operations	$11,850	$12,568	$13,071	$13,918
Total discontinued operations	$86	$143	$—	$—
Net income	$11,936	$12,711	$13,071	$13,918
Preferred share dividends	$—	$—	$—	$(411)
Net income available to common shareholders	$11,936	$12,711	$13,071	$13,507

Basic earnings per share:
Income from continuing operations	$0.42	$0.41	$0.41	$0.41
Net income	$0.42	$0.41	$0.41	$0.41

Diluted earnings per share:
Income from continuing operations	$0.41	$0.40	$0.40	$0.41
Net income	$0.41	$0.40	$0.40	$0.41

Weighted average number of shares – basic	28,279	30,670	31,919	32,585
Weighted average number of shares – diluted	29,205	31,618	32,731	33,256
2002
Revenue	$32,257	$34,183	$36,308	$39,490
Income from continuing operations	$10,784	$10,844	$10,662	$11,112
Total discontinued operations	$70	$70	$262	$25
Net income	$10,854	$10,914	$10,924	$11,137

Basic earnings per share:
Income from continuing operations	$0.41	$0.40	$0.38	$0.40
Net income	$0.41	$0.40	$0.39	$0.40

Diluted earnings per share:
Income from continuing operations	$0.39	$0.38	$0.37	$0.39
Net income	$0.39	$0.39	$0.38	$0.39

Weighted average number of shares – basic	26,547	27,393	27,917	28,015
Weighted average number of shares – diluted	27,834	28,559	28,956	28,990

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. SEGMENT INFORMATION

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

22. TENANT AND GEOGRAPHIC CONCENTRATION

     For the year ended December 31, 2003, our top 10 tenants, including their affiliates, accounted for approximately 69% of our total rental revenue, and as of December 31, 2003, approximately 70% of our total annualized rental revenue. For the year ended December 31, 2003, Sonic Automotive, Inc. and its affiliates, who we refer to as Sonic, accounted for approximately 24% of our total rental revenue and, as of December 31, 2003, approximately 23% of our total annualized rental revenue. As of December 31, 2003, Sonic is the tenant of 87 properties. For the year ended December 31, 2003, United Auto Group, Inc. and its affiliates, who we refer to as UnitedAuto, accounted for approximately 10% of our total rental revenue and, as of December 31, 2003, approximately 14% of our total annualized rental revenue. As of December 31, 2003, UnitedAuto is the tenant of 27 properties. No other tenant accounted for 10% or more of our total rental revenue for the year ended December 31, 2003 or our total annualized rental revenue as of December 31, 2003. Sonic and UnitedAuto are publicly-traded companies that are required to file all necessary reports with the SEC. All relevant information regarding Sonic and UnitedAuto may be found at the SEC’s website www.sec.gov. As a result of the concentration of revenue generated from few tenants, if any one of them were to default on their respective lease obligations, we would have significantly reduced rental revenue until the defaults were cured or the properties could be leased to a new tenant or tenants.

     As of December 31, 2003, our investments were diversified across 30 states, with approximately 76% of our total investments in the top 50 metropolitan areas in the U.S. in terms of population and approximately 98% of our total investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs). The largest “geographic concentrations” of our properties were in the Houston, TX MSA and the Washington, DC-MD-VA-WV MSA, which accounted for approximately 13% and 10% of our total real estate investments, respectively, as of December 31, 2003. No other MSA’s concentration of properties exceeded 6% of our total real estate investments as of December 31, 2003. The Houston, TX MSA and the Washington, DC-MD-VA-WV MSA are both in the top 10 MSAs in terms of population, with the Washington, DC-MD-VA-WV MSA ranked fifth and the Houston, TX MSA ranked seventh. In addition, to minimize our geographic concentration risk in any given area, we generally require cross-guarantees (or guarantees by a corporate parent) of all leases within a dealer group.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. SUBSEQUENT EVENTS

     On February 9, 2004, we sold 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.5 million. After the offering, $336.6 million remains available under the 2003 Shelf Registration Statement for the issuance of securities. We also granted the underwriters an over-allotment option to purchase an additional 273,750 shares, which expires on March 6, 2004. The Company contributed the net proceeds of the offering to the Partnership in exchange for Units in the Partnership and used them to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

     Quarterly Evaluation. We carried out an evaluation as of December 31, 2003 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer about the effectiveness of our disclosure controls and internal controls as of the end of the period covered by this annual report.

     CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

     Internal control over financial reporting is a process designed by, or under the supervision of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Scope of the Evaluation. The evaluation by our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer of our disclosure controls and procedures and our internal control over financial reporting included a review of procedures and discussions with our Vice President and Chief Accounting Officer, who is our Disclosure Control Monitor and others in our organization. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

     Our internal control over financial reporting is also evaluated on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the evaluation generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer disclose that information to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

     Conclusions. Based upon the evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer have concluded that, as of December 31, 2003 and subject to the limitations noted above, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer.

     During the three months ended December 31, 2003, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control for financial reporting.

PART III

     Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders, which we refer to as the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

     The information contained in the Proxy Statement under the caption “Ratification of Appointment of Ernst & Young LLP as Independent Accountants - Fiscal 2003 and 2002 Audit Firm Fee Summary” and the caption “Audit Committee Report” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	See Index to Consolidated Financial Statements

(2)		Financial Statement Schedules

		Schedule III. Schedule of Real Estate and Accumulated Depreciation

(3)		Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Declaration of Trust of Capital Automotive REIT, as amended (previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of Capital Automotive REIT, as amended (previously filed as Exhibit 3 to the Registration Statement on Form 8-A filed on December 10, 2003 (File No. 000-23733) (the “2003 Form 8-A”) and incorporated herein by reference)

3.3	Articles Supplementary to Amended and Restated Declaration of Trust, as amended, of the Capital Automotive REIT, dated December 9, 2003 (previously filed as Exhibit 2 to the 2003 Form 8-A) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-41183) (the “IPO Form S-11”) and incorporated herein by reference)

4.2	Form of Certificate for 7½% Series A Cumulative Redeemable Preferred Shares, par value $.01 per share, of Capital Automotive REIT (previously filed as Exhibit 4 to the 2003 Form 8-A and incorporated herein by reference)

4.3	Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 10.43 to the 1999 Form S-3 and incorporated herein by reference)

4.4	First Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.01 to Current Report on Form 8-K filed on August 3, 2001 (File No. 000-23733) and incorporated herein by reference)

4.5	Second Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (filed herewith)

10.1	Form of Indemnification Agreement executed by certain trustees and officers of Capital Automotive REIT (previously filed as Exhibit 10.2 to the IPO Form S-11 and incorporated herein by reference)

10.2	Form of Option Agreement (previously filed as Exhibit 10.8 to the IPO Form S-11 and incorporated herein by reference)

10.3	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Thomas D. Eckert (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 (the “2Q 2003 Form 10-Q”) and incorporated herein by reference)

10.4	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and David S. Kay (previously filed as Exhibit 10.4 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.5	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and John M. Weaver (previously filed as Exhibit 10.5 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.6	Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Jay M. Ferriero (previously filed as Exhibit 10.16 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.7	Amended and Restated Employment Agreement dated as of January 22, 2004 by and between Capital Automotive L.P. and Lisa M. Clements (filed herewith)

10.8	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A for the 2002 annual meeting of shareholders filed with the SEC on March 25, 2002 and incorporated herein by reference)

Exhibit
No.	Description
10.9	Indenture dated as of June 28, 2002 between CARS-DB4, L.P. and LaSalle Bank National Association, as Indenture Trustee (previously filed as Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 000-23733) and incorporated herein by reference)

10.10	Indenture dated March 26, 2003, among LaSalle Bank National Association, as Trustee, and CARS CNI-2 L.P., as Issuer (previously filed as Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003 and incorporated herein by reference)

10.11	Amended and Restated Loan Agreement dated August 13, 1999, among MMR Holdings, L.L.C., MMR Tennessee, L.L.C., MMR Viking Investment Associates, L.P. and Ford Motor Credit Company (previously filed as Exhibit 10.47 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed on November 12, 1999 (File No. 000-23733) and incorporated herein by reference)

10.12	Credit Agreement dated as of March 22, 2000 by and among General Motors Acceptance Corporation, as Lender and Capital Automotive, L.P. and certain of its subsidiaries, as Borrowers (previously filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 11, 2000 (File No. 000-23733) and incorporated herein by reference)

10.13	Substitution Agreement dated as of August 10, 2001 by and between CarMax, Inc. and CAR CMX L.P. (previously filed as Exhibit 2.2 to Current Report on Form 8-K filed on August 24, 2001 (File No. 000-23733) (the “2001 Form 8-K”) and incorporated herein by reference)

10.14	Revolving Loan Agreement dated as of March 29, 2002 among Comerica Bank and Capital Automotive, L.P., et al. (previously filed as Exhibit 99.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 10, 2002 (File No. 000-23733) and incorporated herein by reference)

10.15	Guaranty dated as of March 29, 2002 made by Capital Automotive REIT on behalf of Comerica Bank, et al. (previously filed as Exhibit 99.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002 (File No. 000-23733) and incorporated herein by reference)

10.16	First Amendment to Revolving Loan Agreement dated as of May 1, 2002 among Comerica Bank and Capital Automotive, L.P., et al. (previously filed as Exhibit 99.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002 (File No. 000-23733) and incorporated herein by reference)

10.17	First Amendment to Guaranty effective as of September 30, 2002 among Capital Automotive REIT, Capital Automotive, L.P., Comerica Bank, et al. (previously filed as Exhibit 99.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002 (File No. 000-23733) and incorporated herein by reference)

10.18	Second Amendment to the Revolving Loan Agreement dated as of June 26, 2003 by and among Comerica Bank, et al. and Capital Automotive L.P., et al. (previously filed as Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 and incorporated herein by reference)

10.19	Second Amendment to Guaranty dated as of June 26, 2003 among Capital Automotive REIT, Capital Automotive L.P., et al. and Comerica Bank et al. (previously filed as Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 and incorporated herein by reference)

10.20	Construction Credit Agreement dated as of June 23, 2003 among General Motors Acceptance Corporation, as Lender and Capital Automotive L.P. and certain of its subsidiaries, as Borrowers (previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 and incorporated herein by reference)

21.1	Subsidiaries of Company (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer (filed herewith)

99.1	Form of Lease Agreement and Form of First Amendment to Lease Agreement for 49 separate leases, each between an affiliate of Capital Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant (previously filed as Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 000-23733) (the “2001 Form 10-Q”) and incorporated herein by reference).

99.2	Form of Lease Guaranty and Reaffirmation of Guaranty from Sonic Automotive, Inc., relating to 49 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital Automotive REIT, as landlord (previously filed as Exhibit 99.2 to the 2001 Form 10-Q and incorporated herein by reference)

99.3	Form of Lease Agreement, each between CAR CMX L.P., as landlord, and CarMax Inc., as tenant (previously filed as Exhibit 99.1 to the 2001 Form 8-K and incorporated herein by reference)

(b) Reports on Form 8-K

A Form 8-K was dated and furnished to the SEC on October 21, 2003 in response to Items 7 and 12 to file a press release announcing our financial results for the quarter ended September 30, 2003.

A Form 8-K dated November 24, 2003 was filed with the SEC on December 10, 2003 in response to Item 7 to incorporate by reference into our Registration Statement on Form S-3 (No. 333-106445) certain exhibits thereto.

(c) Exhibits

See Item 15(a)(3) above.

(d)	Other Financial Information

The following summarized information is filed as part of this report as a result of Sonic Automotive, Inc. and its affiliates, who we refer to as Sonic, leasing properties with carrying values that represent more than 20 percent of the Company’s total assets for the year ended December 31, 2003. The summarized financial information presented for Sonic as of December 31, 2003 and 2002, and for each of the years ended December 31, 2003, 2002 and 2001, was obtained from the Annual Report on Form 10-K filed by Sonic with the Securities and Exchange Commission for the year ended December 31, 2003.

Sonic Automotive, Inc. and its affiliates
Selected Financial Data
(In Thousands)

Consolidated Balance Sheets Data:

	December 31,
	2003	2002
Current Assets	$1,554,197	$1,301,627
Noncurrent Assets	1,132,032	1,073,681
Current Liabilities	1,196,929	1,037,711
Noncurrent Liabilities	790,967	700,419
Stockholders’ Equity	698,333	637,178

Consolidated Statements of Income Data:

	Years Ended December 31,
	2003	2002	2001
Total Revenues	$7,034,215	$6,457,255	$5,437,309
Gross Profit	1,073,691	1,009,535	847,001
Operating Income	206,718	232,866	194,594
Net Income	71,560	106,564	79,329

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of March, 2004.

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

Signature	Title	Date
/s/ Thomas D. Eckert	President and Chief Executive	March 12, 2004
Officer and Trustee (principal
Thomas D. Eckert	executive officer)

/s/ David S. Kay	Senior Vice President, Chief	March 12, 2004
Financial Officer and Treasurer
David S. Kay	(principal financial officer)

/s/ Lisa M. Clements	Vice President and Chief	March 12, 2004
Accounting Officer (principal
Lisa M. Clements	accounting officer)

/s/ John E. Anderson	Trustee	March 12, 2004

John E. Anderson

/s/ Craig L. Fuller	Trustee	March 12, 2004

Craig L. Fuller

Signature	Title	Date
/s/ Paul M. Higbee	Trustee	March 12, 2004

Paul M. Higbee

/s/ William E. Hoglund	Trustee	March 12, 2004

William E. Hoglund

/s/ R. Michael McCullough	Trustee	March 12, 2004

R. Michael McCullough

/s/ John J. Pohanka	Chairman of the Board and	March 12, 2004
Trustee
John J. Pohanka

/s/ Robert M. Rosenthal	Trustee	March 12, 2004

Robert M. Rosenthal

/s/ Vincent A. Sheehy	Trustee	March 12, 2004

Vincent A. Sheehy

Schedule III - Real Estate and Accumulated Depreciation
Capital Automotive REIT
December 31, 2003

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
ABRA Auto Body & Glass LLC
ABRA Auto Body & Glass LLC	Chattanooga, TN	B	452,667.85	1,490,412.82	1,943,080.67	217,356.84	8/13/99	30 years

Total ABRA Auto Body & Glass LLC			452,667.85	1,490,412.82	1,943,080.67	217,356.84
Asbury Automotive Group
Coggin Honda of Orlando	Orlando, FL		3,176,980.62	8,057,038.53	11,234,019.15	159,407.86	3/31/03	40 years
David McDavid Collision Center	Plano, TX		1,796,830.95	2,765,064.79	4,561,895.74	25,922.48	3/31/03	40 years
David McDavid Honda Used Car Supercenter	Irving, TX		1,944,647.58	2,355,951.21	4,300,598.79	2,058.28	3/31/03	40 years
Nissan Trucks Used Car Supercenter	Houston, TX		1,782,548.00	—	1,782,548.00	—	3/31/03
Mercedes Benz of Fresno	Fresno, CA		2,532,878.53	5,910,049.90	8,442,928.43	93,027.87	4/1/03	45 years
Durham Honda	Durham, NC		9,294,285.20	—	9,294,285.20	—	5/2/03
Nalley Lexus	Smyrna, GA		8,523,093.84	—	8,523,093.84	—	4/30/03
Coggin Pontiac-GMC & Collision Center	Jacksonville, FL	L	1,277,870.47	3,076,354.83	4,354,225.30	55,545.32	6/13/03	30 years
Asbury Vacant Lot	Jacksonville, FL	L	918,558.75	—	918,558.75	—	6/13/03
Yazoo Motors	Yazoo City, MS		938,446.39	1,646,045.03	2,584,491.42	28,057.59	8/1/03	22 years
Nalley Collision Center	Doraville, GA		1,045,177.45	2,215,320.29	3,260,497.74	17,003.55	9/3/03	38 years
Asbury Coggin BMW/Ft. Pierce	Fort Pierce, FL		1,279,277.93	—	1,279,277.93	—	12/22/03

Total Asbury Automotive Group			34,510,595.71	26,025,824.58	60,536,420.29	381,022.95
Auction Broadcasting Company
ABC Indianapolis	Indianapolis, IN	J	1,093,641.91	8,439,597.69	9,533,239.60	926,011.52	9/29/00	30 years
ABC Nashville	Nashville, TN	J	1,035,227.17	9,509,149.64	10,544,376.81	964,121.97	12/14/00	30 years
ABC Washington/Dulles	Sterling, VA		2,504,081.61	10,516,625.95	13,020,707.56	960,650.25	3/1/01	30 years

Total Auction Broadcasting Company			4,632,950.69	28,465,373.28	33,098,323.97	2,850,783.74
Auffenberg Automotive Group
St. Clair Auto Mall	O'Fallon, IL	J	5,672,560.54	7,595,912.56	13,268,473.10	1,149,936.91	6/30/99	30 years
Auffenberg Ford North	O'Fallon, IL	J	1,816,149.16	2,310,323.95	4,126,473.11	349,757.54	6/30/99	30 years
Auffenberg Ford Kia	Belleville, IL	J	658,019.38	2,127,237.65	2,785,257.03	304,313.00	9/10/99	30 years
Auffenberg Volkswagen	O'Fallon, IL	C	851,782.42	2,189,609.03	3,041,391.45	258,495.59	6/8/00	30 years
Auffenberg Nissan-Kia	O'Fallon, IL	C	1,027,622.57	1,674,118.88	2,701,741.45	197,639.05	6/8/00	30 years
Auffenberg Nationwide/Suzuki	O'Fallon, IL	C	1,460,260.67	2,255,119.90	3,715,380.57	253,700.92	8/24/00	30 years

Total Auffenberg Automotive Group			11,486,394.74	18,152,321.97	29,638,716.71	2,513,843.01
AutoNation
Mercedes-Benz of Houston - Greenway	Houston, TX	H	9,086,654.30	10,719,435.34	19,806,089.64	2,010,435.68	9/28/98	30 years
Westgate Chevrolet, Inc.	Amarillo, TX	H	1,235,516.00	3,181,295.85	4,416,811.85	684,447.37	2/25/98	30 years
Desert Toyota of Las Vegas	Las Vegas, NV	H	5,540,606.00	8,697,734.85	14,238,340.85	1,768,492.43	5/19/98	30 years
Plains Chevrolet, Inc.	Amarillo, TX	H	1,324,616.00	3,400,895.85	4,725,511.85	731,693.77	2/25/98	30 years
Midway Chevrolet, Inc.	Amarillo, TX	H	871,516.00	2,245,295.85	3,116,811.85	483,069.65	2/25/98	30 years
Quality Nissan	Amarillo, TX	H	283,516.00	733,294.86	1,016,810.86	157,766.64	2/25/98	30 years

Total AutoNation			18,342,424.30	28,977,952.60	47,320,376.90	5,835,905.54
Behlmann Automotive
Behlmann Wholesale	Florissant, MO	H	103,248.63	203,620.04	306,868.67	40,599.00	6/25/98	30 years
Behlmann Carnection	Florissant, MO	H	1,042,673.78	1,865,811.55	2,908,485.33	372,015.49	6/25/98	30 years
Behlmann Van Pontiac-GMC (Main)	Hazelwood, MO	H	4,629,051.86	4,383,835.24	9,012,887.10	874,072.96	6/25/98	30 years

Total Behlmann Automotive			5,774,974.27	6,453,266.83	12,228,241.10	1,286,687.45
CarMax
CarMax Dulles	Sterling, VA	F	5,745,158.00	10,423,334.09	16,168,492.09	618,885.48	8/10/01	40 years
CarMax White Marsh	White Marsh, MD	F	4,113,653.33	9,303,360.30	13,417,013.63	552,387.01	8/10/01	40 years
CarMax Nashville	Nashville, TN	F	4,915,601.43	7,748,510.12	12,664,111.55	460,067.81	8/10/01	40 years
CarMax Duarte	Duarte, CA	F	8,018,175.99	9,448,335.56	17,466,511.55	560,994.86	8/10/01	40 years

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
CarMax Greenville	Greenville, SC	F	5,418,789.32	7,546,222.22	12,965,011.54	448,057.04	8/10/01	40 years
CarMax Laurel Toyota	Laurel, MD	F	2,663,092.79	5,682,918.75	8,346,011.54	337,423.21	8/10/01	40 years
CarMax Houston — Cypress Fair	Houston, TX	F	1,092,952.40	3,383,459.14	4,476,411.54	200,892.80	8/10/01	40 years
CarMax Plano	Plano, TX	F	3,083,307.11	3,400,604.43	6,483,911.54	201,910.83	8/10/01	40 years
CarMax Clearwater	Clearwater, FL	F	4,115,409.74	6,633,001.80	10,748,411.54	393,834.38	8/10/01	40 years
CarMax Roseville	Roseville, CA	J	7,076,659.15	9,941,791.25	17,018,450.40	321,037.07	9/27/02	40 years
CarMax Merrillville	Merrillville, IN	J	3,170,759.02	4,146,377.95	7,317,136.97	133,893.48	9/27/02	40 years
CarMax Greensboro	Greensboro, NC	J	5,592,608.89	7,674,528.09	13,267,136.98	247,823.29	9/27/02	40 years
CarMax Memphis	Memphis, TN		7,026,049.02	7,676,146.09	14,702,195.11	7,107.54	12/22/03	45 years
CarMax Oaklawn	Oaklawn, IL		5,720,979.57	3,880,912.91	9,601,892.48	3,593.44	12/22/03	45 years
CarMax Sanford	Sanford, FL		3,925,956.12	4,976,211.89	8,902,168.01	5,183.55	12/22/03	40 years

Total CarMax			71,679,151.88	101,865,714.59	173,544,866.47	4,493,091.79
Cherner Automotive Group
Cherner Lincoln Mercury	Annandale, VA	H	4,026,274.74	2,405,880.13	6,432,154.87	517,618.71	2/19/1998	30 years

Total Cherner Automotive Group			4,026,274.74	2,405,880.13	6,432,154.87	517,618.71
Craig Zinn Automotive Group
County Line Lexus	Hollywood, FL	A	2,061,645.25	1,314,699.95	3,376,345.20	209,986.57	3/5/1999	30 years
Toyota of Hollywood	Hollywood, FL		3,014,998.29	2,592,184.39	5,607,182.68	414,029.33	3/5/1999	30 years
Truck Center	Hollywood, FL		628,115.06	87,277.52	715,392.58	13,940.30	3/5/1999	30 years
Quick Service Center	Hollywood, FL		423,053.60	92,338.96	515,392.56	14,748.75	3/5/1999	30 years

Total Craig Zinn Automotive Group			6,127,812.20	4,086,500.82	10,214,313.02	652,704.95
Dealer’s Auto Auction
Dealer’s Auto Auction	Oklahoma City, OK	H	1,129,350.74	8,477,273.33	9,606,624.07	1,523,032.35	11/25/1998	30 years

Total Dealer’s Auto Auction			1,129,350.74	8,477,273.33	9,606,624.07	1,523,032.35
Family Auto Group
Family Honda	Rancho Santa Marg., CA	J	5,132,832.11	4,419,551.49	9,552,383.60	374,382.91	6/1/01	30 years

Total Family Auto Group			5,132,832.11	4,419,551.49	9,552,383.60	374,382.91
Fenton Motor Group
Brad Fenton Motors	McAlester, OK	A	356,119.80	3,678,230.84	4,034,350.64	646,280.74	12/7/1998	30 years
Ada Ford Lincoln-Mercury	Ada, OK	A	237,123.05	2,797,227.59	3,034,350.64	491,484.78	12/7/1998	30 years
Brad Fenton Motors of Ardmore	Ardmore, OK	A	205,101.47	1,816,078.63	2,021,180.10	319,092.56	12/29/1998	30 years

Total Fenton Motor Group			798,344.32	8,291,537.06	9,089,881.38	1,456,858.08
Ferrari of Houston
Ferrari of Houston	Houston, TX	J	2,016,153.74	3,024,230.62	5,040,384.36	163,812.49	5/6/02	30 years

Total Ferrari of Houston			2,016,153.74	3,024,230.62	5,040,384.36	163,812.49
Freightliner of Dothan
Freightliner of Dothan	Dothan, AL	A	490,442.97	2,193,586.93	2,684,029.90	428,718.47	7/23/98	30 years

Total Freightliner of Dothan			490,442.97	2,193,586.93	2,684,029.90	428,718.47
Group 1 Automotive, Inc.
Maxwell Round Rock Nissan	Round Rock, TX	H	1,017,941.62	1,982,518.43	3,000,460.05	327,649.78	1/13/99	30 years
Maxwell Round Rock Nissan Land	Round Rock, TX		763,882.05	—	763,882.05	—	1/13/99
Sterling McCall Honda	Houston, TX	H	1,496,005.41	2,538,835.34	4,034,840.75	446,036.37	12/30/98	30 years
Maxwell Town North Imports	Austin, TX	H	1,590,983.31	3,201,369.82	4,792,353.13	511,329.69	3/24/99	30 years
Town North Imports Land	Austin, TX		779,333.02	—	779,333.02	—	3/24/99
Sterling McCall Acura	Houston, TX	H	2,336,436.36	2,098,715.42	4,435,151.78	368,717.55	12/31/98	30 years
Southwest Freeway Parking Lot	Houston, TX		1,132,585.68	—	1,132,585.68	—	12/30/98
Maxwell Chrysler Plymouth Dodge Jeep	Taylor, TX	H	114,807.40	1,167,894.94	1,282,702.34	205,135.20	12/30/98	30 years
Luby Chevrolet	Lakewood, CO	H	2,737,284.25	4,299,889.31	7,037,173.56	755,462.87	12/30/98	30 years
Lexus of Clear lake	Houston, TX	H	1,219,634.55	4,531,450.29	5,751,084.84	660,836.41	8/25/99	30 years
Sterling McCall Toyota - Club Creek	Houston, TX	H	1,236,831.29	1,218,208.49	2,455,039.78	214,006.76	12/30/98	30 years
Sterling McCall Toyota	Houston, TX	H	4,100,143.40	5,557,985.10	9,658,128.50	918,597.03	1/6/99	30 years
Toyota Body Shop	Houston, TX	H	216,378.17	951,546.72	1,167,924.89	157,249.17	1/6/99	30 years
Sterling McCall Lexus Body Shop	Houston, TX	H	223,233.43	632,551.00	855,784.43	104,528.12	1/6/99	30 years
Sterling McCall Lexus	Houston, TX	H	3,151,187.33	5,632,949.87	8,784,137.20	930,985.03	1/6/99	30 years

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
Casa Buick Pontiac GMC	Albuquerque, NM	H	3,132,900.50	2,254,274.76	5,387,175.26	328,748.18	8/6/99	30 years
Casa Chevrolet	Albuquerque, NM	H	2,518,774.04	2,891,422.21	5,410,196.25	389,589.61	12/16/99	30 years
Don Bohn Ford & Training Center	Harvey, LA	H	5,187,028.57	4,397,058.00	9,584,086.57	604,595.49	11/12/99	30 years
Bohn Brothers Toyota	Harvey, LA	B	2,951,396.08	2,387,074.04	5,338,470.12	328,222.63	11/12/99	30 years
Don Bohn Pontiac GMC Buick	Harvey, LA	H	1,076,065.98	2,542,908.18	3,618,974.16	236,631.62	3/27/01	30 years
Bob Howard Crown Auto World	Tulsa, OK	H	1,077,838.22	5,258,690.62	6,336,528.84	923,974.57	12/11/98	30 years
Lone Star Nissan	The Meadows, TX	B	3,013,604.31	3,266,078.00	6,279,682.31	476,303.09	8/13/99	30 years

Total Group 1 Automotive, Inc.			41,074,274.97	56,811,420.54	97,885,695.51	8,888,599.17
Gunn Automotive Group
Land Rover San Antonio	San Antonio, TX	J	1,057,208.63	759,909.32	1,817,117.95	145,520.11	8/24/98	30 years
Gunn Nissan	San Antonio, TX	J	1,331,536.68	1,184,691.77	2,516,228.45	226,864.74	8/24/98	30 years
Gunn Chevrolet & Body Shop	San Antonio, TX	J	3,495,047.50	5,024,373.58	8,519,421.08	962,151.07	8/24/98	30 years
Gunn Dodge	San Antonio, TX	J	1,964,831.21	2,051,398.24	4,016,229.45	392,836.05	8/24/98	30 years
Gunn Pontiac-GMC	San Antonio, TX	J	2,239,623.96	3,326,606.49	5,566,230.45	637,034.56	8/24/98	30 years

Total Gunn Automotive Group			10,088,247.98	12,346,979.40	22,435,227.38	2,364,406.53
Gurley-Leep Automotive Group
Gurley-Leep Buick GMC Oldsmobile	Mishawaka, IN	J	5,191,364.83	7,608,289.00	12,799,653.83	1,291,421.32	11/5/98	30 years
Motor Werks and Saturn of Michiana	Mishawaka, IN	J	2,961,641.19	5,038,043.93	7,999,685.12	683,594.80	11/5/98	30 years
Gurley-Leep Honda Kia	Elkhart, IN	J	396,638.89	2,307,566.91	2,704,205.80	225,901.43	11/5/98	30 years
University Park Chrysler-Plymouth	Mishawaka, IN	J	1,478,543.42	920,201.20	2,398,744.62	165,317.96	11/5/98	30 years

Total Gurley-Leep Automotive Group			10,028,188.33	15,874,101.04	25,902,289.37	2,366,235.51
Hand Automotive Group
Saturn Airport Marina	Los Angeles, CA	A	2,341,053.68	1,502,526.53	3,843,580.21	293,656.37	7/22/98	30 years

Total Hand Automotive Group			2,341,053.68	1,502,526.53	3,843,580.21	293,656.37
Hoz de Vila Automotive
Hyundai City	Burlington, NJ	J	636,471.46	1,795,591.65	2,432,063.11	281,807.90	4/7/99	30 years
Sport Hyundai/Dodge	Pleasantville, NJ	J	1,297,432.32	1,258,744.55	2,556,176.87	197,552.82	4/7/99	30 years
Dodge City	Burlington, NJ	J	2,541,193.23	3,858,601.24	6,399,794.47	132,639.38	1/22/01	40 years

Total Hoz de Vila Automotive			4,475,097.01	6,912,937.44	11,388,034.45	612,000.10
Jack Maxton Chevrolet
Jack Maxton Chevrolet	Worthington, OH	H	1,892,661.27	5,929,239.90	7,821,901.17	388,224.09	9/17/01	35 years

Total Jack Maxton Chevrolet			1,892,661.27	5,929,239.90	7,821,901.17	388,224.09
Jackson Automotive Group
Jackson Cadillac-Oldsmobile-Pontiac	Sulpher Springs, TX	A	266,308.18	1,121,393.51	1,387,701.69	306,030.04	10/23/98	20 years
Jackson Autoplex - Used Cars	Greenville, TX		279,685.87	83,943.36	363,629.23	22,908.32	10/23/98	20 years
Jackson Autoplex	Commerce, TX	A	54,129.11	581,611.51	635,740.62	151,461.25	10/23/98	20 years
Diamond Nissan	Greenville, TX		111,263.63	549,475.56	660,739.19	149,952.87	10/23/98	20 years

Total Jackson Automotive Group			711,386.79	2,336,423.94	3,047,810.73	630,352.48
Kelley Automotive Group
Saturn of Gwinnett	Duluth, GA	H	3,050,225.66	1,243,893.74	4,294,119.40	248,014.60	6/17/98	30 years
Tom Kelley Cadillac Saab Hummer	Fort Wayne, IN	H	547,361.12	2,203,905.63	2,751,266.75	439,426.66	6/17/98	30 years
Courtesy Motors	Decatur, IN	H	1,207,661.41	3,112,699.34	4,320,360.75	364,168.98	6/17/98	30 years
Kelley Buick	Chamblee, GA	H	3,249,736.51	2,844,382.89	6,094,119.40	567,128.82	6/17/98	30 years
Midwest Auto Parts	Fort Wayne, IN	H	385,416.05	1,508,703.35	1,894,119.40	418,036.30	6/17/98	20 years
Northside Chevrolet	Evansville, IN	H	795,029.73	1,939,089.67	2,734,119.40	386,624.38	6/17/98	30 years
Kelley Chevrolet	Fort Wayne, IN	H	1,499,956.89	5,211,666.38	6,711,623.27	1,039,130.91	6/17/98	30 years
Kelley Volvo	Fort Wayne, IN	H	263,895.25	1,158,797.84	1,422,693.09	231,047.46	6/17/98	30 years
Tom Kelley Pontiac/GMC Buick	Fort Wayne, IN	H	1,115,426.45	4,299,642.55	5,415,069.00	840,329.64	7/23/98	30 years
Tom Kelley Buick	Fort Wayne, IN	H	1,226,260.62	4,981,663.47	6,207,924.09	701,402.99	7/23/98	30 years
14/69 Car Wash Supercenter	Fort Wayne, IN	H	345,078.69	863,129.67	1,208,208.36	130,668.11	6/9/99	30 years
Saturn of Fort Wayne	Fort Wayne, IN	H	634,218.23	2,585,702.36	3,219,920.59	276,526.64	8/9/99	30 years

Total Kelley Automotive Group			14,320,266.61	31,953,276.89	46,273,543.50	5,642,505.49
Ken Dixon Automotive
Ken Dixon Chevrolet	Waldorf, MD	J	3,329,652.08	3,978,480.00	7,308,132.08	808,936.18	5/22/98	30 years

Total Ken Dixon Automotive			3,329,652.08	3,978,480.00	7,308,132.08	808,936.18

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
Lithia Motors
Lithia Honda	Medford, OR	H	1,360,759.09	1,503,667.99	2,864,427.08	227,638.86	6/22/99	30 years
Saturn of Southwest Oregon	Medford, OR	H	414,452.92	781,560.15	1,196,013.07	118,319.50	6/22/99	30 years
Lithia Chrysler Jeep Dodge	Medford, OR	H	2,033,424.69	2,710,753.38	4,744,178.07	410,377.92	6/22/99	30 years
Lithia Lincoln Mercury Suzuki Mazda	Medford, OR	H	2,102,212.56	3,130,794.20	5,233,006.76	473,967.42	6/22/99	30 years
Lithia Volkswagen	Medford, OR	H	1,182,429.33	557,499.74	1,739,929.07	84,399.26	6/22/99	30 years
Grants Pass Auto Center	Grants Pass, OR	H	1,248,419.14	1,371,521.89	2,619,941.03	207,633.03	6/22/99	30 years
Lithia BMW/Nissan	Medford, OR	H	1,376,508.23	4,338,135.52	5,714,643.75	379,586.97	5/3/01	30 years
Lithia Ford Mazda Suzuki of Fresno	Fresno, CA	H	2,987,833.28	6,007,953.43	8,995,786.71	509,007.18	6/27/01	30 years
Lithia Roundtree Chevrolet Lincoln Mercury	Boise, ID	H	2,588,237.84	7,227,467.43	9,815,705.27	1,469,545.77	5/6/98	30 years
All American Chevrolet Daewoo	San Angelo, TX	J	1,597,005.66	2,672,091.64	4,269,097.30	501,152.36	9/11/98	30 years
Dodge Chrysler Jeep (Autoplex)	San Angelo, TX	J	788,552.28	2,015,675.62	2,804,227.90	378,041.04	9/11/98	30 years
Honda (Autoplex)	San Angelo, TX	J	282,954.12	1,267,273.80	1,550,227.92	237,677.94	9/11/98	30 years

Total Lithia Motors			17,962,789.14	33,584,394.79	51,547,183.93	4,997,347.25
Mark Miller Automotive Group
Mark Miller Pontiac	Salt Lake City, UT	H	3,439,460.26	1,549,000.04	4,988,460.30	212,987.61	11/5/99	30 years
Mark Miller Pontiac — Land	Salt Lake City, UT	H	463,710.59	—	463,710.59	—	11/5/99
Mark Miller Toyota	Salt Lake City, UT	H	1,135,914.55	5,127,545.73	6,263,460.28	705,037.42	11/5/99	30 years
Mark Miller Toyota and Used Cars	Salt Lake City, UT	H	3,078,497.01	1,434,963.27	4,513,460.28	197,307.50	11/5/99	30 years

Total Mark Miller Automotive Group			8,117,582.41	8,111,509.04	16,229,091.45	1,115,332.53
McCluskey Chevrolet
McCluskey Chevrolet - 435 E. Galbraith	Cincinnati, OH	B	1,013,496.04	1,404,045.76	2,417,541.80	228,157.58	2/1/99	30 years
McCluskey Chevrolet - 555 E. Galbraith	Cincinnati, OH	B	457,295.16	961,450.17	1,418,745.33	156,235.38	2/1/99	30 years
McCluskey Chevrolet - 8525 Reading Rd.	Cincinnati, OH	B	515,524.71	1,201,553.77	1,717,078.48	195,252.51	2/1/99	30 years

Total McCluskey Chevrolet			1,986,315.91	3,567,049.70	5,553,365.61	579,645.47
Midwestern Auto Group
Midwestern Automotive	Dublin, OH	J	2,632,071.78	3,804,023.54	6,436,095.32	297,020.65	12/15/00	30 years
Midwestern Luxury	Dublin, OH	J	4,210,209.16	9,823,821.36	14,034,030.52	586,700.41	3/1/02	30 years

Total Midwestern Auto Group			6,842,280.94	13,627,844.90	20,470,125.84	883,721.06
Momentum Automotive Group
Momentum Motorcars	Houston, TX	J	7,285,191.13	11,151,887.03	18,437,078.16	2,091,542.52	9/1/98	30 years
Momentum BMW	Houston, TX	J	3,679,245.84	8,185,593.82	11,864,839.66	1,352,896.70	1/22/99	30 years
Momentum Volvo	Houston, TX		1,385,876.64	3,282,422.63	4,668,299.27	615,620.32	9/1/98	30 years
Momentum Paint & Body Shop	Houston, TX	J	1,194,528.77	3,473,983.00	4,668,511.77	651,547.55	9/1/98	30 years
Momentum Used Car Lot	Houston, TX		640,870.88	1,654,978.02	2,295,848.90	297,324.07	11/25/98	30 years
Land Rover Houston	Houston, TX		1,065,719.02	1,455,406.97	2,521,125.99	224,375.37	5/17/99	30 years
Advantage BMW Clear Lake	League City, TX		1,665,070.77	3,356,924.17	5,021,994.94	214,062.01	7/27/00	30 years
Momentum Volvo Parking Lot	Houston, TX		1,151,994.92	—	1,151,994.92	—	7/27/00
Advantage Pre-Owned	Houston, TX		2,156,843.38	571,685.51	2,728,528.89	45,258.54	8/28/01	30 years
Momentum Audi	Houston, TX		1,676,576.14	2,750,896.29	4,427,472.43	100,293.05	7/10/02	40 years

Total Momentum Automotive Group			21,901,917.49	35,883,777.44	57,785,694.93	5,592,920.13
Motorcars Automotive Group
Motorcars Honda	Cleveland Heights, OH	J	818,577.57	4,279,543.42	5,098,120.99	785,737.22	10/28/98	30 years
Motorcars Pontiac	Cleveland Heights, OH	J	656,209.71	2,122,203.79	2,778,413.50	389,642.84	10/28/98	30 years

Total Motocars Automotive Group			1,474,787.28	6,401,747.21	7,876,534.49	1,175,380.06
Mullinax Automotive Group
Mullinax Ford Mercury	New Smyrna, FL	B	1,443,980.29	2,392,446.47	3,836,426.76	348,898.21	8/13/99	30 years
Mullinax Body Shop — Parcel 12	New Smyrna, FL	B	336,833.50	505,236.05	842,069.55	73,680.09	8/13/99	30 years

Total Mullinax			1,780,813.79	2,897,682.52	4,678,496.31	422,578.30
Nebco of Cleveland, Inc.
Toyota of Cleveland	Cleveland, TN	B	581,158.00	1,891,854.76	2,473,012.76	275,895.38	8/13/99	30 years

Total Nebco of Cleveland, Inc.			581,158.00	1,891,854.76	2,473,012.76	275,895.38

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
Noarus Auto Group
Airport Marina Ford	Los Angeles, CA	A	4,898,754.82	1,950,690.13	6,849,444.95	381,246.34	7/22/98	30 years

Total Noarus Auto Group			4,898,754.82	1,950,690.13	6,849,444.95	381,246.34
O’Rielly Motor Company
O’Rielly Chevrolet	Tucson, AZ	H	4,515,061.96	5,321,124.71	9,836,186.67	1,081,933.07	5/22/98	30 years

Total O’Rielly Motor Company			4,515,061.96	5,321,124.71	9,836,186.67	1,081,933.07
Orr Automotive Group
Orr Acura	Shreveport, LA	J	536,734.87	1,380,648.03	1,917,382.90	264,389.92	8/27/98	30 years
Orr Mitsubishi	Texarkana, TX	J	142,495.69	169,188.79	311,684.48	32,399.11	8/28/98	30 years
Orr Infiniti-BMW	Shreveport, LA	J	497,268.38	967,075.44	1,464,343.82	176,353.96	8/27/98	30 years
Orr Honda	Texarkana, TX	J	1,006,979.12	1,040,404.63	2,047,383.75	195,128.55	9/16/98	30 years
Orr Superstore	Atlanta, TX	J	459,508.51	2,571,824.49	3,031,333.00	389,345.84	6/30/99	30 years

Total Orr Automotive Group			2,642,986.57	6,129,141.38	8,772,127.95	1,057,617.38
Paramount Automotive Group
Saturn of North Houston	Houston, TX	J	1,152,118.75	5,266,973.36	6,419,092.11	270,663.89	6/24/02	30 years
Saturn of Houston NW	Houston, TX	J	2,048,579.23	2,268,890.64	4,317,469.87	116,595.72	6/24/02	30 years
Infiniti of North Houston	Houston, TX	J	1,433,342.04	4,385,556.21	5,818,898.25	141,616.98	9/16/02	40 years
Paramount West Houston Volkswagen	Houston, TX		1,928,817.06	5,279,019.48	7,207,836.54	24,995.36	10/17/03	44 years

Total Paramount Automotive Group			6,562,857.08	17,200,439.69	23,763,296.77	553,871.95
Park Place Motorcars
Park Place Motorcars — Dallas	Dallas, TX	H	6,373,615.37	13,932,974.85	20,306,590.22	2,228,733.68	1/8/99	30 years
Park Place Lexus — Plano	Plano, TX	H	7,318,504.68	6,483,194.08	13,801,698.76	1,215,926.19	9/28/98	30 years
PPM Specialists, Inc.	Dallas, TX	H	528,767.36	1,574,618.04	2,103,385.40	295,321.02	9/28/98	30 years
Park Place Motorcars Mid-Cities	Bedford, TX	H	2,915,132.69	10,864,455.78	13,779,588.47	1,269,205.06	10/12/99	30 years

Total Park Place Motorcars			17,136,020.10	32,855,242.75	49,991,262.85	5,009,185.95
Penske Corporation
Penske Headquarters	Bloomfield Hills, MI		1,810,367.74	15,597,014.29	17,407,382.03	16,246.89	12/19/03	40 years

Total Penske Corporation			1,810,367.74	15,597,014.29	17,407,382.03	16,246.89
Pohanka Automotive Group
Pohanka Nissan of Salisbury	Salisbury, MD	H	220,415.00	230,757.00	451,172.00	49,646.94	2/27/98	30 years
Pohanka Body Shop	Salisbury, MD	H	1,122,543.77	166,184.00	1,288,727.77	48,816.34	2/27/98	20 years
Pohanka Hyundai of Salisbury	Salisbury, MD	H	634,419.00	197,652.00	832,071.00	42,524.48	2/27/98	30 years
Pohanka Honda of Salisbury	Salisbury, MD	H	428,563.00	159,768.00	588,331.00	34,373.62	2/27/98	30 years
Pohanka Toyota Mercedes Benz of Salisbury	Salisbury, MD	H	406,556.00	163,715.00	570,271.00	35,222.82	2/27/98	30 years
Pohanka Mazda of Salisbury	Salisbury, MD	H	246,923.00	167,699.00	414,622.00	36,079.80	2/27/98	30 years
Pohanka Nissan Cadillac Oldsmobile Hyundai	Fredericksburg, VA	H	1,631,721.70	3,248,564.35	4,880,286.05	587,433.87	2/19/98	30 years
Pohanka Saturn Isuzu Oldsmobile	Marlow Heights, MD	H	2,005,304.00	2,358,088.87	4,363,392.87	507,336.12	2/19/98	30 years
Pohanka Acura/Chevrolet	Chantilly, VA	H	3,367,127.00	4,308,211.38	7,675,338.38	926,900.34	2/19/98	30 years
Pohanka Lexus of Chantilly	Chantilly, VA	H	2,017,383.09	1,422,902.00	3,440,285.09	306,133.85	2/19/98	30 years
Pohanka Undeveloped Lot	Chantilly, VA	H	2,455,659.30	6,284.00	2,461,943.30	1,352.12	2/19/98	30 years
Pohanka Body Shop	Marlow Heights, MD	H	614,767.30	98,007.00	712,774.30	21,085.74	2/19/98	30 years
Pohanka Hyundai	Marlow Heights, MD	H	888,234.07	683,156.00	1,571,390.07	146,979.23	2/19/98	30 years
Pohanka Honda	Marlow Heights, MD	H	771,065.00	2,934,756.29	3,705,821.29	631,405.21	2/19/98	30 years
Pohanka Saturn of Bowie	Bowie, MD	H	3,600,517.05	504,858.00	4,105,375.05	108,618.87	2/19/98	30 years

Total Pohanka Automotive Group			20,411,198.28	16,650,602.89	37,061,801.17	3,483,909.35
Priority Auto Group
Priority Chevrolet/Toyota	Chesapeake, VA	H	2,684,078.00	4,319,162.68	7,003,240.68	929,256.49	2/27/98	30 years
Kline Undeveloped Lot	Chesapeake, VA		729,566.70	—	729,566.70	—	2/27/98

Total Priority Auto Group			3,413,644.70	4,319,162.68	7,732,807.38	929,256.49
Resnick Automotive Group
Woodfield Lexus	Schaumberg, IL	N	5,702,407.92	19,753,714.64	25,456,122.56	77,248.91	11/5/03	45 years

Total Resnick Automotive Group			5,702,407.92	19,753,714.64	25,456,122.56	77,248.91

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
Rosenthal Automotive Group
Rosenthal Infiniti Mazda Nissan	Tyson’s Corner, VA	G	19,396,815.03	4,446,289.05	23,843,104.08	956,607.47	2/19/98	30 years
Rosenthal Isuzu Nissan Acura Mazda	Gaithersburg, MD	G	6,810,505.66	4,998,589.00	11,809,094.66	1,075,433.37	2/19/98	30 years
Rosenthal Honda Jaguar	Tyson's Corner, VA	G	9,281,370.48	2,167,729.00	11,449,099.48	466,383.13	2/19/98	30 years
Rosenthal Chevrolet Jeep	Arlington, VA	G	4,956,272.38	1,783,436.00	6,739,708.38	383,701.19	2/19/98	30 years
Rosenthal Mazda	Arlington, VA	G	4,874,675.95	493,251.00	5,367,926.95	106,121.90	2/19/98	30 years
Rosenthal Storage Lot	Arlington, VA	G	4,894,106.12	15,114.00	4,909,220.12	3,251.40	2/19/98	30 years
Rosenthal Honda Body Shop	Tyson's Corner, VA	G	665,989.33	419,089.00	1,085,078.33	90,166.01	2/19/98	30 years

Total Rosenthal Automotive Group			50,879,734.95	14,323,497.05	65,203,232.00	3,081,664.47
Roundtree Automotive Group
Roundtree Auto Trim Design	Shreveport, LA	H	123,612.00	470,906.00	594,518.00	93,891.55	6/4/98	30 years
Champion Ford	Shreveport, LA	H	2,236,421.00	4,792,478.00	7,028,899.00	955,550.78	6/4/98	30 years
Roundtree Cadillac Isuzu Hummer	Shreveport, LA		1,470,534.84	1,931,846.00	3,402,380.84	385,181.89	6/4/98	30 years
Roundtree Car Central	Bossier City, LA		406,884.00	409,627.07	816,511.07	81,674.60	6/4/98	30 years
Champion Mitsubishi	Shreveport, LA	H	876,554.00	1,289,605.12	2,166,159.12	247,659.90	6/4/98	30 years
Roundtree Hyundai Subaru	Shreveport, LA		364,792.00	251,726.00	616,518.00	69,749.19	6/4/98	20 years

Total Roundtree Automotive Group			5,478,797.84	9,146,188.19	14,624,986.03	1,833,707.91
Saturn Retail Enterprises
Saturn of Plano	Plano, TX	H	2,331,098.61	2,139,853.89	4,470,952.50	341,782.30	3/25/99	30 years
Saturn of Houston — Gulf Freeway	Houston, TX	H	2,094,123.37	2,469,919.58	4,564,042.95	394,501.16	3/25/99	30 years
Saturn of the Avenues	Jacksonville, FL	H	1,154,281.49	2,116,261.46	3,270,542.95	338,013.78	3/25/99	30 years
Saturn of Regency	Jacksonville, FL	H	860,346.02	1,678,422.17	2,538,768.19	230,782.87	11/15/99	30 years
Saturn of Chattanooga	Chattanooga, TN	B	1,433,676.16	1,752,270.85	3,185,947.01	255,539.55	8/13/99	30 years

Total Saturn Retail Enterprises			7,873,525.65	10,156,727.95	18,030,253.60	1,560,619.66
Sheehy Auto Stores
Sheehy Ford of Springfield	Springfield, VA	H	4,221,356.00	2,107,330.00	6,328,686.00	453,386.32	2/19/98	30 years
Chapman Ford Sales	Philadelphia, PA	H	3,006,604.00	8,082.00	3,014,686.00	1,738.86	2/19/98	30 years
Sheehy Ford of Marlow Heights	Marlow Heights, MD	H	1,177,401.74	933,763.00	2,111,164.74	274,298.95	2/19/98	20 years
Nissan Jeep of Waldorf	Waldorf, MD	B	1,827,321.83	2,063,909.25	3,891,231.08	300,986.72	8/13/99	30 years

Total Sheehy Auto Stores			10,232,683.57	5,113,084.25	15,345,767.82	1,030,410.85
Sonic Automotive, Inc
Larry Miller Toyota Denver	Denver, CO	H	1,993,036.12	7,243,001.00	9,236,037.12	1,529,810.64	3/31/98	30 years
Lexus of Marin	San Rafael, CA	D	2,864,358.83	3,492,409.11	6,356,767.94	531,137.07	1/14/99	20 years
Volvo of Santa Monica	Santa Monica, CA	H	3,833,129.45	2,885,258.16	6,718,387.61	396,725.17	11/10/99	30 years
Honda of Santa Monica	Santa Monica, CA	H	2,562,558.52	353,329.10	2,915,887.62	48,582.76	11/10/99	30 years
Advantage Volkswagen Northwest	Houston, TX		1,472,051.39	4,441,852.19	5,913,903.58	171,196.41	6/28/02	40 years
Clear Lake Volkswagen	Houston, TX		1,686,196.30	4,531,854.10	6,218,050.40	136,899.73	10/10/02	40 years
Clearwater Toyota and Mitsubishi	Clearwater, FL	H	4,136,069.53	3,915,854.02	8,051,923.55	734,420.41	9/18/98	30 years
Clearwater Collision Center	Clearwater, FL	H	331,082.04	316,218.04	647,300.08	59,306.93	9/18/98	30 years
Town & Country Ford	Charlotte, NC	B	6,119,289.07	5,082,460.96	11,201,750.03	741,192.37	8/13/99	30 years
Town & Country Ford RAC	Charlotte, NC	B	520,786.16	557,672.01	1,078,458.17	81,327.22	8/13/99	30 years
Town & Country Toyota	Charlotte, NC	B	2,999,555.49	3,435,801.73	6,435,357.22	485,355.18	8/13/99	30 years
Infiniti of Charlotte	Charlotte, NC	B	1,913,964.72	2,760,055.31	4,674,020.03	390,107.43	8/13/99	30 years
Lake Norman Chrysler Plymouth Jeep	Cornelius, NC	B	1,723,275.58	3,000,786.12	4,724,061.70	437,614.79	8/13/99	30 years
Lake Norman Jeep Used Cars	Cornelius, NC	B	1,096,004.30	1,104,670.68	2,200,674.98	161,097.86	8/13/99	30 years
Lake Norman Dodge #1	Cornelius, NC	B	1,010,854.40	2,535,582.18	3,546,436.58	369,772.21	8/13/99	30 years
Lake Norman Dodge #2 Truck Center	Cornelius, NC	B	537,636.18	653,550.15	1,191,186.33	95,309.18	8/13/99	30 years
Freedom Chevrolet Olds Cadillac	Monroe, NC	B	1,095,931.85	2,666,402.67	3,762,334.52	388,850.18	8/13/99	30 years
Trader Bud’s Westside Dodge	Columbus, OH	B	2,092,734.71	3,808,952.11	5,901,686.82	555,472.06	8/13/99	30 years
Toyota West	Columbus, OH	B	1,470,121.66	3,253,940.04	4,724,061.70	474,532.81	8/13/99	30 years
Hatfield Hyundai Isuzu Subaru	Columbus, OH	B	2,125,937.24	2,598,124.46	4,724,061.70	378,893.04	8/13/99	30 years
Hatfield Lincoln Mercury	Columbus, OH	B	1,331,040.29	1,626,583.73	2,957,624.02	237,210.21	8/13/99	30 years
Hatfield Kia Volkswagen West	Columbus, OH	B	1,331,040.29	1,626,583.73	2,957,624.02	237,210.21	8/13/99	30 years
Baytown Chrysler Jeep	Baytown, TX	B	974,936.05	1,099,469.12	2,074,405.17	160,339.22	8/13/99	30 years
Bob Bomer Baytown	Baytown, TX		500,776.45	1,442,372.98	1,943,149.43	210,345.97	8/13/99	30 years
Lute Riley Honda	Richardson, TX	B	6,843,575.17	4,773,824.51	11,617,399.68	696,182.56	8/13/99	30 years
Lone Star Ford	Houston, TX	B	4,985,549.39	6,215,450.49	11,200,999.88	906,419.85	8/13/99	30 years
Mercedes-Benz of Daytona Beach	Daytona Beach, FL	B	922,825.47	1,262,354.97	2,185,180.44	184,093.36	8/13/99	30 years
Bondesen Chevrolet Olds Cadillac	Deland, FL	B	1,248,733.63	2,705,217.96	3,953,951.59	394,510.75	8/13/99	30 years

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
Sunrise Auto World	Edgewater, FL	B	304,620.38	424,102.75	728,723.13	61,848.17	8/13/99	30 years
New Smyrna Chevrolet	New Smyrna, FL	B	1,354,319.72	6,571,096.39	7,925,416.11	949,299.47	8/13/99	30 years
HMC Finance Office Building	Port Orange, FL	B	426,575.73	202,294.61	628,870.34	29,501.33	8/13/99	30 years
Pensacola Honda	Pensacola, FL	B	943,985.36	2,846,715.13	3,790,700.49	326,527.25	9/1/99	30 years
Dyer & Dyer Volvo	Duluth, GA	B	3,291,270.93	1,515,620.31	4,806,891.24	221,028.14	8/13/99	30 years
Global Imports	Atlanta, GA	B	4,758,384.56	10,531,834.14	15,290,218.70	1,470,196.36	8/13/99	30 years
Infiniti of Chattanooga	Chattanooga, TN	B	1,327,613.40	2,313,330.14	3,640,943.54	317,009.46	8/13/99	30 years
Infiniti of Chattanooga #2	Chattanooga, TN	B	455,170.63	—	455,170.63	—	8/13/99
BMW of Chattanooga	Chattanooga, TN	B	934,434.09	2,225,656.12	3,160,090.21	327,354.65	8/13/99	30 years
VW Kia of Chattanooga	Chattanooga, TN		592,845.97	724,346.25	1,317,192.22	105,633.69	8/13/99	30 years
Town & Country Ford Cleveland	Cleveland, TN	B	953,128.61	1,953,718.03	2,906,846.64	256,424.39	8/13/99	30 years
Town & Country Ford Cleveland #2	Cleveland, TN	B	403,660.50	493,119.55	896,780.05	71,913.43	8/13/99	30 years
Jeep City Chrysler of Cleveland	Cleveland, TN	B	687,597.69	840,153.90	1,527,751.59	122,522.41	8/13/99	30 years
Altman Lincoln Mercury/Hyundai	North Charleston, SC	B	4,273,962.72	952,326.36	5,226,289.08	138,880.89	8/17/99	30 years
Century BMW	Greenville, SC	B	1,664,632.04	2,771,664.29	4,436,296.33	368,138.31	8/13/99	30 years
Newsome Chevrolet World	Columbia, SC	B	1,351,717.73	2,287,864.30	3,639,582.03	333,646.95	8/13/99	30 years
Newsome Automotive	Florence, SC	B	1,300,237.23	4,002,699.37	5,302,936.60	583,727.01	8/13/99	30 years
Fort Mill Dodge	Fort Mill, SC	B	1,405,770.34	3,318,291.38	4,724,061.72	483,917.67	8/13/99	30 years
Heritage Lincoln Mercury	Greenville, SC	B	1,684,188.45	1,409,824.20	3,094,012.65	205,599.43	8/13/99	30 years
BMW of Fairfax	Fairfax, VA	B	2,062,679.04	2,421,473.68	4,484,152.72	353,131.80	8/13/99	30 years
Manhattan BMW of Fairfax - Storage	Fairfax, VA	B	963,849.24	2,836,113.50	3,799,962.74	367,594.11	8/13/99	30 years
Mercedes Benz of Fort Myers	Fort Myers, FL	I	1,550,567.03	1,467,684.24	3,018,251.27	201,806.55	11/4/99	30 years
BMW of Fort Myers	Fort Myers, FL	I	4,277,225.40	1,873,799.91	6,151,025.31	257,647.49	11/4/99	30 years
Honda of Fort Myers	Fort Myers, FL	I	2,745,372.25	5,517,908.06	8,263,280.31	469,814.73	11/4/99	30 years
Classic Cadillac Pontiac	Montgomery, AL	C	2,642,943.52	3,230,264.29	5,873,207.81	408,269.67	3/3/00	30 years
Friendly Ford Lincoln Mercury	Montgomery, AL	C	2,460,558.66	3,182,924.52	5,643,483.18	402,286.39	3/3/00	30 years
Lake Norman Collision Center	Cornelius, NC	C	999,449.06	3,797,983.94	4,797,433.00	416,723.42	9/15/00	30 years
Fort Myers Raw Land	Fort Myers, FL	C	836,829.71	359,378.59	1,196,208.30	37,288.39	9/15/00	30 years
Pensacola Honda Lot	Pensacola, FL	C	382,789.07	195,812.64	578,601.71	17,759.64	9/20/00	30 years
Capital Chevrolet	Montgomery, AL	C	2,847,663.81	3,237,408.91	6,085,072.72	382,641.61	9/28/00	30 years
Volvo of Dallas	Carrolton, TX	C	1,760,052.92	4,676,767.85	6,436,820.77	500,154.27	10/6/00	30 years
Ron Craft Chevrolet Cadillac Oldsmobile	Baytown, TX	D	2,105,575.23	14,301,755.62	16,407,330.85	1,450,039.15	12/19/00	30 years
Fort Mill Ford Chrysler Jeep	Fort Mill, SC	D	1,371,061.30	9,924,173.77	11,295,235.07	1,006,200.98	12/19/00	30 years
Gary McKinney Toyota Used	Fort Worth, TX	H	1,153,524.29	2,204,965.70	3,358,489.99	217,433.97	1/23/01	30 years
City Chevrolet	Oklahoma City, OK	J	1,503,248.02	5,512,677.46	7,015,925.48	347,823.64	10/16/01	35 years
Lone Star Chevrolet	Jersey Village, TX	H	5,450,421.88	9,607,541.49	15,057,963.37	530,416.34	10/31/01	40 years
Don Massey Cadillac	Plymouth, MI	E	4,533,623.02	4,542,676.02	9,076,299.04	203,474.06	3/29/02	40 years
Capitol Cadillac	Lansing, MI	E	1,590,819.98	3,425,116.72	5,015,936.70	153,416.68	3/29/02	40 years
Don Massey Used Car Center	Englewood, CO	E	2,851,414.03	2,670,841.12	5,522,255.15	119,631.38	3/29/02	40 years
Crest Cadillac	Nashville, TN	E	1,783,948.86	4,412,096.14	6,196,045.00	197,625.20	3/29/02	40 years
Crest Honda World	Nashville, TN	E	1,804,203.28	3,708,640.07	5,512,843.35	150,663.44	5/20/02	40 years
Massey Cadillac	Orlando, FL	E	2,119,227.75	6,422,433.25	8,541,661.00	287,614.94	3/29/02	40 years
Massey Cadillac South	Orlando, FL	E	987,115.80	2,354,020.20	3,341,136.00	105,383.96	3/29/02	40 years
Massey Cadillac Olds	Sanford, FL	E	2,407,452.69	2,227,831.31	4,635,284.00	99,731.81	3/29/02	40 years
Massey Cadillac	Detroit, MI	E	1,397,900.80	2,128,351.20	3,526,252.00	95,332.50	3/29/02	40 years
Massey Cadillac (Detroit) Body Shop	Southfield, MI	E	450,132.04	677,969.96	1,128,102.00	30,367.44	3/29/02	40 years
Arnold Palmer Cadillac	Pineville, NC	E	3,615,631.82	2,425,504.54	6,041,136.36	108,585.88	3/29/02	40 years
Massey Cadillac Garland	Garland, TX	B	1,641,314.50	4,585,543.78	6,226,858.28	176,734.56	6/28/02	40 years
Honda West	Las Vegas, NV	J	4,736,556.04	7,532,353.04	12,268,909.08	337,386.62	3/29/02	40 years
Volvo of Houston	Houston, TX	M	3,339,558.76	2,604,323.20	5,943,881.96	116,651.94	3/29/02	40 years
Volvo of Houston Body Shop	Houston, TX	M	165,803.53	90,102.17	255,905.70	4,035.77	3/29/02	40 years
Frank Parra Autoplex Chevy	Irving, TX	M	4,293,208.82	2,584,008.38	6,877,217.20	94,208.62	7/3/02	40 years
Frank Parra Autoplex Chrysler Jeep	Irving, TX	M	3,800,769.36	3,350,437.24	7,151,206.60	122,151.38	7/3/02	40 years
Frank Parra Autoplex Mitsubishi	Irving, TX	M	1,692,863.33	3,851,859.44	5,544,722.77	140,432.40	7/3/02	40 years
Acura 101 West	Calabasas, CA	J	4,422,507.16	3,427,410.09	7,849,917.25	124,957.69	7/16/02	40 years
McKinney Toyota #2	Fort Worth, TX	K	2,756,582.03	5,832,981.19	8,589,563.22	151,876.84	12/23/02	40 years
Tom Williams Collision Center	Irondale, AL		400,000.00	1,600,000.00	2,000,000.00	10,370.38	9/16/03	45 years
Tom Williams (Irondale) Auto Mall	Irondale, AL		2,958,118.16	8,759,797.21	11,717,915.37	35,895.06	9/30/03	45 years
Capitol Chevrolet	Columbia, SC		2,831,822.50	4,582,098.65	7,413,921.15	4,242.68	12/23/03	45 years

Total Sonic Automotive, Inc.			179,531,551.05	282,919,317.94	462,450,868.99	27,804,887.97

			Gross Amount at December 31, 2003
				Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life
Spurr Automotive Group
Spurr Chevrolet	Brockport, NY	J	356,032.85	2,164,438.26	2,520,471.11	345,708.96	3/25/99	30 years
Spurr Parking Lot	Brockport, NY	J	30,638.83	26,768.64	57,407.47	4,275.69	3/25/99	30 years

Total Spurr Automotive Group			386,671.68	2,191,206.90	2,577,878.58	349,984.65
Sterling Collision Centers, Inc.
JSI Collision Centers — Bedford	Bedford, OH	B	73,601.57	1,398,429.83	1,472,031.40	203,937.82	8/13/99	30 years
JSI Collision Centers — Cuyahoga Falls	Cuyahoga Falls, OH	B	432,245.71	1,334,191.97	1,766,437.68	194,569.72	8/13/99	30 years
JSI Collision Centers — Cleveland	Cleveland, OH	B	448,136.38	1,023,895.02	1,472,031.40	149,317.88	8/13/99	30 years

Total Sterling Collision Centers, Inc.			953,983.66	3,756,516.82	4,710,500.48	547,825.42
The Price Organization
Price Salisbury Buick Pontiac GMC	Salisbury, MD	H	649,805.00	696,792.00	1,346,597.00	149,913.14	12/27/98	30 years

Total The Price Organization			649,805.00	696,792.00	1,346,597.00	149,913.14
Town & Country Automotive
Town & Country Super Used Car Store	Middletown, CT		177,769.68	1,081,524.00	1,259,293.68	313,706.38	6/9/98	20 years
Town & Country Lincoln Mercury Mazda	Middletown, CT		540,907.45	1,231,731.97	1,772,639.42	359,214.01	6/9/98	20 years
Town & Country Chrysler Jeep	Middletown, CT		697,974.68	765,319.00	1,463,293.68	221,988.13	6/9/98	20 years
Town & Country Mazda	Ivorytown, CT		302,976.67	905,317.00	1,208,293.67	262,595.79	6/9/98	20 years
Town & Country Buick Pontiac GMC	Middletown, CT		453,095.85	1,484,056.72	1,937,152.57	409,703.71	6/9/98	20 years

Total Town & Country Automotive			2,172,724.33	5,467,948.69	7,640,673.02	1,567,208.02
UnitedAuto Group
Kelley Buick Roswell	Roswell, GA	H	2,956,057.31	3,061,850.87	6,017,908.18	598,413.40	7/23/98	30 years
Infiniti of North Olmstead/Mercedes-Benz	N. Olmstead, OH	J	1,974,997.55	3,187,806.68	5,162,804.23	585,290.80	10/28/98	30 years
Citrus Chrysler Jeep Dodge	Dade City, FL	B	548,395.24	1,088,503.68	1,636,898.92	158,740.05	8/13/99	30 years
Citrus Chrysler Used Car Lot	Dade City, FL	B	247,301.28	—	247,301.28	—	8/13/99
Chauncey Ranch Auto Mall	Phoenix, AZ	A	33,189,647.35	66,914,857.22	100,104,504.57	2,160,691.74	9/11/02	40 years
Goodson Honda	Houston, TX	J	5,518,921.98	11,227,130.15	16,746,052.13	292,223.30	12/16/02	40 years
Central Florida Toyota	Kissimmee, FL	J	3,818,537.16	5,447,519.96	9,266,057.12	141,680.13	12/16/02	40 years
Toyota of Bloomfield	Bloomfield Hills, MI	J	2,590,943.87	2,825,317.83	5,416,261.70	73,483.05	12/16/02	40 years
Inskip Bentley Porsche Volvo	Warwick, RI		5,529,077.95	7,492,301.30	13,021,379.25	151,606.83	4/28/03	35 years
Inskip Autocenter	Warwick, RI		3,197,299.59	5,572,722.81	8,770,022.40	112,755.89	4/28/03	35 years
Inskip Mercedes-Benz	Warwick, RI		973,587.38	1,296,435.02	2,270,022.40	22,937.71	4/28/03	40 years
Inskip Vacant Lot	Warwick, RI		2,180,022.40	1,044,307.46	3,224,329.86	2,900.85	4/28/03	15 years
Inskip Office Building	Warwick, RI		278,238.91	1,441,783.49	1,720,022.40	27,569.98	4/28/03	37 years
Automax Collision Center	West Warwick, RI		387,685.36	622,337.01	1,010,022.37	17,598.38	4/28/03	25 years
Palm Beach Auto Mall	West Palm Beach, FL	L	3,068,332.87	12,764,401.07	15,832,733.94	265,920.36	5/27/03	30 years
Palm Beach Toyota	West Palm Beach, FL	L	3,676,217.72	5,958,347.51	9,634,565.23	100,644.86	5/27/03	37 years
Pioneer Ford West	Goodyear, AZ		1,349,266.76	6,123,595.31	7,472,862.07	39,689.97	9/19/03	45 years
Volvo Lincoln-Mercury of Tulsa	Tulsa, OK		2,866,551.29	4,966,711.50	7,833,262.79	5,593.14	12/19/03	37 years
United Pre-Owned and Collision Center	Waterford Township, MI		2,187,842.12	4,208,130.33	6,395,972.45	4,383.47	12/19/03	40 years
Mercedes-Benz of San Diego	San Diego, CA		—	16,321,515.24	16,321,515.24	34,003.16	12/23/03	28 years
Toyota of San Diego	San Diego, CA		—	11,632,715.35	11,632,715.35	24,234.82	12/23/03	27 years
Lexus of San Diego	San Diego, CA		—	8,775,135.47	8,775,135.47	18,281.53	12/23/03	27 years
BMW of San Diego	San Diego, CA		—	8,610,741.34	8,610,741.34	17,939.04	12/23/03	32 years
Kearney Mesa Road Parking Lot	San Diego, CA		5,285,303.59	—	5,285,303.59	—	12/23/03
BMW Pre-Owned of San Diego	San Diego, CA		3,308,555.95	1,556,967.51	4,865,523.46	3,243.68	12/23/03	20 years
Toyota Pre-Owned of San Diego	San Diego, CA		—	1,312,220.93	1,312,220.93	2,733.79	12/23/03	27 years
Lexus Pre-Owned of San Diego	San Diego, CA		—	1,267,740.17	1,267,740.17	2,641.13	12/23/03	28 years

Total UnitedAuto Group			85,132,783.63	194,721,095.21	279,853,878.84	4,865,201.06
Warren Henry Automobiles, Inc.
Warren Henry Infiniti	Miami, FL	A	3,279,263.20	2,562,605.70	5,841,868.90	490,730.66	8/27/98	30 years
Land Rover North Dade	Miami, FL	A	958,959.42	913,175.50	1,872,134.92	174,869.91	8/27/98	30 years
Warren Henry Jaguar Volvo	Miami, FL	A	2,560,915.81	2,430,811.68	4,991,727.49	465,492.80	8/27/98	30 years

Total Warren Henry Automobiles			6,799,138.43	5,906,592.88	12,705,731.31	1,131,093.37

			732,693,542.90	1,142,116,774.13	1,874,810,317.03	116,246,588.23

A.	Properties are secured by 7.54% fixed rate debt due 7/6/11

Gross Amount at December 31, 2003
Building
Dealership	Location	Encumbrances	Land	and Improvements	Total (1) (2)	Accumulated Depreciation (3)	Date Acquired	Depreciation Life

B.	Properties are secured by variable rate debt due 9/29/11

C.	Properties are secured by 7.565% fixed rate debt due 11/12/12

D.	Properties are secured by 7.5975% fixed rate debt due 12/18/12

E.	Properties are secured by variable rate debt due 5/1/12

F.	Properties are secured by 7.50% fixed rate debt due 8/10/13

G.	Properties are secured by 7.59% fixed rate debt due 12/1/08

H.	Properties are secured by Triple Net Lease Mortgage Notes, Series 2002

I.	Properties are secured by variable rate debt due 12/22/09

J.	Properties are secured by Triple Net Lease Mortgage Notes, Series 2003-1

K.	Property is secured by variable rate debt due 6/2/15

L.	Properties are secured by variable rate debt due 11/30/08

M.	Properties are secured by variable rate debt due 12/15/10

N.	Property is secured by 6.77% fixed rate debt due 6/22/14

1.	The aggregate cost of land, buildings and improvements on a Federal Income Tax basis is $1,787,442,214 (unaudited) at December 31, 2003.

2.	Reconciliation of Real Estate Properties

Balance at January 1, 2001	$1,037,869,911.93
Acquisitions, including WIP costs	200,497,660.92
Dispositions	(8,673,868.87)

Balance at December 31, 2001	1,229,693,703.98
Acquisitions, including WIP costs	352,155,187.34
Dispositions	(7,695,765.30)

Balance at December 31, 2002	1,574,153,126.02
Acquisitions, including WIP costs	302,642,418.94
Dispositions	(1,985,227.93)

Balance at December 31, 2003	$1,874,810,317.03

3. Reconciliation of Accumulated Depreciation

Balance at January 1, 2001	$38,644,100.09
2001 depreciation expense, net of retirements	21,145,220.72

Balance at December 31, 2001	59,789,320.81
2002 depreciation expense, net of retirements	25,733,997.59

Balance at December 31, 2002	85,523,318.40
2003 depreciation expense, net of retirements	30,723,269.83

Balance at December 31, 2003	$116,246,588.23