Form 10-Q
period 2004-03-31
CAPITAL AUTOMOTIVE REIT
filed 2004-05-06
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

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

Yes (X) No (  )

Number of common shares of beneficial interest outstanding as of April 30, 2004 was 36,188,053.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate:
Land	$757,416	$732,693
Buildings and improvements	1,160,682	1,142,117
Accumulated depreciation	(121,642)	(116,247)

	1,796,456	1,758,563

Cash and cash equivalents	12,583	13,352
Other assets, net	73,071	89,670

Total Assets	$1,882,110	$1,861,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,071,182	$1,066,084
Unsecured debt	4,375	4,425
Borrowings under credit facilities	18,009	75,009
Accounts payable and accrued expenses	35,738	26,773
Security deposits payable	7,623	7,568

Total Liabilities	1,136,927	1,179,859

Minority Interest	117,544	112,452

Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, 3,950,000 Series A Cumulative Redeemable Preferred Shares issued and outstanding as of March 31, 2004 and December 31, 2003	40	40
Common shares, par value $.01 per share; 100 million shares authorized, 35,187,392 shares issued and outstanding as of March 31, 2004 and 33,032,901 shares issued and outstanding as of December 31, 2003	352	330
Additional paid-in-capital	663,838	600,278
Deferred compensation	(4,934)	(2,098)
Accumulated other comprehensive loss	(18,012)	(13,541)
Distributions in excess of accumulated earnings	(13,645)	(15,735)

Total Shareholders’ Equity	627,639	569,274

Total Liabilities and Shareholders’ Equity	$1,882,110	$1,861,585

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Revenue:
Rental	$47,610	$39,386
Interest and other	970	223

Total revenue	48,580	39,609

Expenses:
Depreciation and amortization	8,804	7,254
General and administrative	2,741	2,233
Interest	17,230	15,043

Total expenses	28,775	24,530

Income from continuing operations before minority interest	19,805	15,079
Minority interest	(3,335)	(3,479)

Income from continuing operations	16,470	11,600

Income from discontinued operations, net of minority interest	1,123	301
Gain on sale of real estate, net of minority interest	953	35

Total discontinued operations	2,076	336

Net income	18,546	11,936
Preferred share dividends	(1,852)	—

Net income available to common shareholders	$16,694	$11,936

Shares of common stock outstanding used to compute basic earnings per common share	34,049	28,279

Basic earnings per common share:
Income from continuing operations	$0.43	$0.41
Net income	$0.49	$0.42

Shares of common stock outstanding used to compute diluted earnings per common share	34,673	29,205

Diluted earnings per common share:
Income from continuing operations	$0.42	$0.40
Net income	$0.48	$0.41

Dividends declared per common share	$0.4165	$0.4065

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$18,546	$11,936
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(953)	(35)
Stock compensation expense	328	334
Depreciation and amortization	9,587	7,951
Income from continuing operations applicable to minority interest	3,335	3,479
Income from discontinued operations applicable to minority interest	257	90
Changes in operating assets and liabilities:
Increase in other assets	(2,540)	(1,431)
Increase in accounts payable and accrued expenses	2,614	590
Increase in security deposits payable	55	122

Net cash provided by operating activities	31,229	23,036

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(12)	(20)
Real estate investments	(41,880)	(17,090)
Real estate dispositions	16,501	1,025

Net cash used in investing activities	(25,391)	(16,085)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	23,000	—
Proceeds from mortgage debt	11,900	228,000
Repayment of borrowings under credit facilities	(80,000)	(111,093)
Repayment of mortgage debt	—	(91,638)
Mortgage principal payments	(6,852)	(5,983)
Payments for debt issuance costs	(311)	(5,760)
Increase in restricted cash	(317)	(3,247)
Payment of common share dividends	(11,544)	(10,046)
Payment of preferred share dividends	(1,029)	—
Distributions to minority partners	(3,229)	(3,453)
Series A Cumulative Redeemable Preferred Shares issuance costs	(93)	—
Net proceeds from issuance of common shares	61,868	3,082

Net cash used in financing activities	(6,607)	(138)

Net (decrease) increase in cash and cash equivalents	(769)	6,813

Cash and cash equivalents at beginning of period	13,352	7,442

Cash and cash equivalents at end of period	$12,583	$14,255

Supplemental Data:
Real estate acquisitions in exchange for like-kind property	$14,968	$—

Interest paid during the period	$11,067	$12,407

Dividends and distributions reinvested to purchase common shares	$3,069	$1,534

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

						Distributions in		Accumulated
			Preferred	Common	Additional	Excess of		Other		Other
	Preferred	Common	Shares	Shares	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Shares	Shares	Par Value	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income
Balance at December 31, 2003 (audited)	3,950,000	33,032,901	$40	$330	$600,278	$(15,735)	$(2,098)	$(13,541)	$569,274
Reallocation of minority interest ownership in Partnership	—	—	—	—	(5,719)	—	—	—	(5,719)	—
Series A Cumulative Redeemable Preferred Shares issuance costs	—	—	—	—	(93)	—	—	—	(93)	—
Net proceeds from follow-on offering	—	1,825,000	—	18	61,584	—	—	—	61,602	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	92,346	—	1	3,110	—	—	—	3,111	—
Issuance of restricted shares, net of forfeitures	—	87,124	—	1	3,126	—	(3,127)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	291	—	291	—
Issuance of phantom shares, net of forfeitures	—	17,020	—	—	70	—	—	—	70	—
Exercise of common stock options and warrants	—	43,613	—	1	242	—	—	—	243	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	89,388	—	1	1,202	—	—	—	1,203	—
Accrued compensation	—	—	—	—	38	—	—	—	38	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	(4,471)	(4,471)	(4,471)
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	831
Preferred share dividends	—	—	—	—	—	(1,852)	—	—	(1,852)	—
Common share dividends	—	—	—	—	—	(14,604)	—	—	(14,604)	—
Net income	—	—	—	—	—	18,546	—	—	18,546	18,546

Balance at March 31, 2004 (unaudited)	3,950,000	35,187,392	$40	$352	$663,838	$(13,645)	$(4,934)	$(18,012)	$627,639	$14,906

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of March 31, 2004, owned approximately 81.8% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

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

As of March 31, 2004, we had invested more than $1.9 billion in 324 properties located in 31 states (Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia), consisting of approximately 2,356 acres of land and containing approximately 13.7 million square feet of buildings and improvements. Our tenants operate 448 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended March 31, 2004 of approximately 18.1 years), with our entire portfolio having a weighted average initial lease term of approximately 14.9 years. As of March 31, 2004, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP and include the accounts of the Company, its wholly-owned subsidiaries, and other entities where the Company has a majority ownership, all of which it controls. The equity interests of other limited partners are reflected as minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Real Estate and Depreciation

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 141, “Business Combinations.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of March 31, 2004 and December 31, 2003.

Depreciation is computed using the straight-line method over an estimated useful life of 20 to 45 years for the buildings and improvements. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $8.8 million and $7.4 million for the three months ended March 31, 2004 and 2003, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $17,000 and $22,000 for the three months ended March 31, 2004 and 2003, respectively.

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

We may provide construction financing to our tenants in certain circumstances in which we own the underlying land that is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances are included in other assets and totaled approximately $10.9 million and $5.0 million as of March 31, 2004 and December 31, 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash reserved to fund debt service payments and funds held in cash collateral accounts. In addition, as of December 31, 2003, restricted cash also consisted of funds held in escrow accounts related to the substitution of properties within an existing debt agreement. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders, however, we earn interest on the funds invested. The purpose of the escrow accounts related to substitutions is to provide temporary collateral in conjunction with property substitutions when the release of a mortgaged property occurs prior to the lender’s acceptance of a replacement property. The amount represents an agreed upon amount of cash held in escrow until such property substitution is completed, at which time the cash is returned to us. Restricted cash is included in other assets and totaled approximately $20.5 million and $20.2 million as of March 31, 2004 and December 31, 2003, respectively.

Deferred Loan Costs

Certain costs incurred in connection with our revolving credit facilities and issuing mortgage debt are capitalized and generally amortized over the terms of the respective revolving credit facility or mortgage debt using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and totaled approximately $17.7 million and $18.1 million as of March 31, 2004 and December 31, 2003, respectively. Loan cost amortization expense was approximately $764,000 and $522,000 for the three months ended March 31, 2004 and 2003, respectively.

Capitalized Leasing Costs

Certain direct costs initially incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and totaled approximately $1.6 million and $1.4 million as of March 31, 2004 and December 31, 2003, respectively. Leasing cost amortization expense was approximately $49,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of March 31, 2004, approximately $412 million of our real estate portfolio, or 21%, was subject to variable rate leases. This compares to $384 million of our real estate portfolio, or 24%, that was subject to variable rate leases as of March 31, 2003. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as the CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $17.3 million and $16.7 million as of March 31, 2004 and December 31, 2003, respectively. Straight-lined rental revenue was approximately $1.1 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively.

Derivative Instruments

Our financing strategy is to match-fund our long-term debt to our leases, allowing us to substantially lock in our investment spreads during the initial lease term. During the normal course of our business, we are exposed to the effect of interest rate fluctuations that may impact our investment spreads. To limit this exposure, we have entered into interest rate swap arrangements with third parties, to manage, or hedge, this risk. We do not use derivative instruments for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge.

The derivative instruments, including cash flow and fair value hedges that we have entered into, have been designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective.

For a derivative qualifying as a cash flow hedge, we record the change in the unrealized gain or loss as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument or firm commitment being hedged is recorded on our consolidated statements of operations. Generally, these amounts offset each other. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument or firm commitment being hedged on our consolidated balance sheets.

Share-Based Compensation

The Capital Automotive Group 1998 Equity Incentive Plan (as amended in February 1999 and as restated and amended in February 2002), which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At March 31, 2004, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this Plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure,” to share-based compensation (in thousands, except per share data).

	For the Three Months
	Ended March 31,
	2004	2003
Net income available to common shareholders, as reported	$16,694	$11,936
Add: Share-based compensation expense included in reported net income, net of minority interest	273	257
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(309)	(303)

Pro forma net income	$16,658	$11,890

Basic earnings per common share:
As reported	$0.49	$0.42
Pro forma	$0.49	$0.42

Diluted earnings per common share:
As reported	$0.48	$0.41
Pro forma	$0.48	$0.41

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

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the current year presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, commonly referred to as FIN 46, “Consolidation of Variable Interest Entities.” Under FIN 46, companies are required to determine if they are the primary beneficiary of a variable interest entity, commonly referred to as a VIE. If they are the primary beneficiary, the VIE must be consolidated. All companies with variable interests in VIEs created after January 31, 2003 must apply the provisions of FIN 46 immediately. Public companies with a variable interest in a VIE created before February 1, 2003 were originally required to apply the provisions of FIN 46 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. This requirement was subsequently deferred by the FASB in October 2003 to the first interim or annual period ending after December 15, 2003. FIN 46 has not had and we do not expect that it will have a significant impact on our financial condition or results of operations.

4. INVESTMENTS IN REAL ESTATE

During the three months ended March 31, 2004, we invested approximately $82.4 million in five auto retail properties and several new construction and facility improvement projects, located in 11 states. We funded the first quarter investments with the following: (i) the repayment of a $25.5 million note previously issued by the Company that was secured by a property acquired during the first quarter; (ii) a property owned by us that was sold back to a tenant as part of a like-kind exchange; and (iii) cash on hand.

The real estate acquired contains 11 automotive franchises and added approximately 418,000 square feet of buildings and improvements on approximately 60 acres of land. These properties have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 18.1 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants. Projects currently under development, which we are funding, include a Pontiac-GMC and Collision Center facility and an auto mall consisting of ten franchises (Acura, Audi, Bentley, BMW, Infiniti, Lexus, Maserati, Mercedes-Benz, Porsche and Volvo) scheduled for completion during the next two years.

Included in the first quarter investments were $5.9 million in construction advances. These advances relate to the development of several new facilities, constructed by our tenants and funded by us. The projects currently under development primarily consist of Honda, Lexus, Mercedes-Benz and Porsche franchises scheduled for completion during the next two years.

5. DISCONTINUED OPERATIONS

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

During the first quarter of 2004, we sold six auto retail locations, totaling $33.2 million, to four dealer groups, resulting in a combined gain of approximately $1.2 million before minority interest. In exchange for the early termination of the leases related to certain of these properties, we received approximately $1.2 million in lease termination fees, which was recorded during the quarter. The earnings generated from this real estate, including the combined gain and lease termination fees, have been reported as discontinued operations.

Since January 1, 2003, we have sold seven auto retail locations, totaling $35.2 million. The following table sets forth the components of discontinued operations related to properties sold subsequent to January 1, 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Revenue:
Rental	$227	$860
Other	1,248	40

Total revenue	1,475	900

Expenses:
Depreciation	19	175
Interest	76	334

Total expenses	95	509

Income from discontinued operations before gain on sale of real estate and minority interest	1,380	391
Gain on sale of real estate	1,171	46

Total discontinued operations before minority interest	2,551	437
Minority interest related to discontinued operations	(475)	(101)

Total discontinued operations, net of minority interest	$2,076	$336

6. RELATED PARTY TRANSACTIONS

During the first quarter of 2004, we funded approximately $4.5 million to a tenant affiliated with a member of our Board of Trustees (board member) to purchase a new service center. The new facility had been constructed by the tenant in 2003 at a cost of approximately $5.5 million on land owned by a subsidiary of the Company. In connection with this funding, the lease term for certain properties, including these improvements, leased to affiliates of the board member were extended for an additional 15 years. The funding was on substantially the same terms as a comparable funding would have been with a non-affiliated tenant and was approved by the Audit Committee and independent members of our Board of Trustees.

During the first quarter of 2004, we consented to the assignment of a lease from an entity related to one of our board members to an unrelated third party. The assignee has been the operator of the dealership facility since we acquired the property in 1998. The terms of the assignment were on substantially the same terms as we would provide to a non-affiliated tenant and were approved by the Audit Committee and independent members of our Board of Trustees. The lease provides for annualized rental payments as of March 31, 2004 of approximately $354,000.

As of March 31, 2004, we owned 25 properties that were leased to entities related to three board members and/or members of their families. The leases in the aggregate provide for annualized rental payments as of March 31, 2004 of approximately $13.0 million.

7. MORTGAGE DEBT AND REVOLVING CREDIT FACILITIES

As of March 31, 2004, we had total mortgage debt outstanding of approximately $1.07 billion (consisting of approximately $811.3 million of fixed rate and approximately $259.9 million of variable rate mortgage debt), which was secured by 268 of our properties. In addition, we had approximately $4.4 million of unsecured debt and approximately $18.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2004 and December 31, 2003 (dollars in thousands):

		Principal	Principal
	Original	Balance as of	Balance as of	Effective	Term/
	Debt	March 31,	December 31,	Interest	Amortization
Description of Debt	Issued	2004	2003	Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$32,671	$33,046	7.95%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (2)	100,000	92,041	92,041	7.84%	12 yr/25 yr
7.565% fixed rate debt due 11/16/12 (3)	28,500	25,080	25,080	7.74%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (3)	32,054	28,644	28,644	7.62%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (4)	82,600	75,717	75,717	7.62%	12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (5)	11,900	11,880	—	6.59%	10 yr/25 yr
6.77% fixed rate debt due 7/1/14 (6)	20,400	20,400	20,400	6.77%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (7)	325,000	302,906	306,251	7.70%	(7)
Triple Net Lease Mortgage Notes, Series 2003-1 (8)	228,000	221,913	223,469	5.86%	(8)

Total Mortgage Fixed Rate Debt		$811,252	$804,648	7.17%

Variable rate debt due 9/29/11 (9)	150,000	136,216	137,357	3.42%	12 yr/25 yr
Various variable rate debt (10)	130,110	123,714	124,079	3.97%	5 to 12 yr/25 to 30 yr

Total Mortgage Variable Rate Debt		$259,930	$261,436	3.68%

TOTAL MORTGAGE DEBT (11)		$1,071,182	$1,066,084	6.33%

Variable rate debt due 10/2/08 (12)	4,500	4,375	4,425	3.69%	5 yr/ 15 yr

TOTAL UNSECURED DEBT		$4,375	$4,425	3.69%

$100 million revolving secured facility (13)		18,005	49,326	4.21%	(13)
$60 million revolving unsecured facility (14)		—	—	—	(14)
$100 million revolving secured construction facility (15)		4	25,683	4.21%	(15)

TOTAL CREDIT FACILITIES		$18,009	$75,009	4.21%

TOTAL DEBT OUTSTANDING		$1,093,566	$1,145,518	6.25%

*	For the quarter ended March 31, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

(3)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans. Subsequent to March 31, 2004, these loans were paid off and the swap arrangements were terminated as part of our debt restructuring, as further described in the Subsequent Events footnote herein.

(4)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $9.2 million.

(6)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.4 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(7)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	148,906	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	69,036	7/15/15
A-3	75,900	75,900	6/15/22

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

(8)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	102,913	9/25/15
A-2	119,000	119,000	3/25/19

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

(9)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $101.4 million. Subsequent to March 31, 2004, the loan was paid off as part of our debt restructuring, as further described in the Subsequent Events footnote herein.

(10)	These loans bear interest at variable rates ranging from 185 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate or the three-month LIBOR rate and have maturity dates ranging from November 30, 2008 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments, monthly level payments of principal and interest, or interest-only payments until maturity, at which time the loans require final payments totaling approximately $100.6 million. One of these loans, totaling $51.6 million as of March 31, 2004, is cross defaulted with the revolving credit facilities discussed in footnote (13) and (15). Four of these loans totaling $39.9 million as of March 31, 2004 and issued by subsidiaries of the Company, contain acceleration clauses in the event of a material adverse change, which are at the lenders’ discretion. Additionally, on three of the aforementioned loans, the Partnership has partially guaranteed the monetary obligations under the loans limited to approximately $9.1 million as of March 31, 2004. Subsequent to March 31, 2004, two of the loans totaling $25.9 million as of March 31, 2004, were paid off as part of our debt restructuring, as further described in the Subsequent Events footnote herein.

(11)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(12)	The loan bears interest equal to the three-month LIBOR rate plus 250 basis points and requires monthly level payments of principal plus interest with a final payment at maturity of approximately $3.0 million.

(13)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of March 31, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 295 to 315 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(14)	The facility provides for a three-year term with interest determined, at our option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. On April 1, 2004, we terminated this facility because it prohibited the issuance of senior unsecured debt, which closed on April 15, 2004, as further described in the Subsequent Events footnote herein.

(15)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. As of March 31, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 323 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2005, and is renewable annually.

The more significant debt covenants related to our mortgage debt, unsecured debt and credit facilities limit our debt to assets ratio and require us to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional debt at those subsidiaries. As of March 31, 2004, we were in compliance with all of the debt covenants related to our mortgage debt, unsecured debt and credit facilities.

Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facilities) as of March 31, 2004 are as follows (in thousands):

For the Year Ended December 31,

			Debt Repayment
	Principal		Subsequent to
	Amortization	Maturities	March 31, 2004(1)	Total
2004	$22,126	$—	$7,102	$29,228
2005	31,060	—	7,343	38,403
2006	32,981	—	7,527	40,508
2007	35,043	—	7,774	42,817
2008	36,966	49,331	8,015	94,312
Thereafter	376,048	276,153	178,088	830,289

Total	$534,224	$325,484	$215,849	$1,075,557

(1) As further described in the Subsequent Events footnote herein, during April 2004, we repaid approximately $216 million of our total debt outstanding as of March 31, 2004 with Ford Motor Credit Corporation (Ford) that was scheduled to mature primarily between 2011 and 2012 and, in connection therewith, issued $125 million of senior unsecured monthly income notes that mature in 2019.

Interest Rate Swaps

We have entered into interest rate swap arrangements with third parties to manage, or hedge, our risk related to the effect of interest rate fluctuations on our investment spreads. We do not use derivative instruments for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge. The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swaps were designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective. For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us.

The collateral posted by us related to our hedges, totaling approximately $19.4 million and $12.8 million as of March 31, 2004 and December 31, 2003, respectively, is included in other assets on our consolidated balance sheets.

As of March 31, 2004, we have four interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, with a notional balance totaling approximately $158 million, which we have designated as cash flow hedges. Subsequent to March 31, 2004, two of the interest rate swap arrangements with notional balances totaling approximately $58 million were terminated as part of our debt restructuring, as further described in the Subsequent Events footnote herein.

For a derivative qualifying as a cash flow hedge, we record the change in the unrealized gain or loss as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

The unrealized loss on our cash flow hedges was approximately $18.0 million and $13.5 million as of March 31, 2004 and December 31, 2003, respectively. Total comprehensive income for the three months ended March 31, 2004 and 2003 was approximately $14.9 million and $11.0 million, respectively. On April 15, 2004, the Company closed on a public offering of $125 million senior unsecured monthly income notes. Interest on the 6.75% notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, in conjunction with pricing of the $125 million of fixed rate debt, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the fixed rate debt effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. At the time we entered into the swap, we had a firm commitment to close the debt on April 15, 2004. Therefore, we hedged our firm commitment and the debt. The swap arrangement has been designated as a fair value hedge.

For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument or firm commitment being hedged is recorded on our consolidated statements of operations. Generally, these amounts offset each other. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument or firm commitment being hedged on our consolidated balance sheets.

The unrealized loss on our fair value hedge was approximately $1.1 million as of March 31, 2004. The net unrealized gain or loss on our fair value hedge and the portion of the firm commitment of the debt being hedged had no impact on our net income for the three months ended March 31, 2004.

8. MINORITY INTEREST

Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Common Units held by the Minority Interest at the end of the period by the total Common Units outstanding at the end of the period, excluding derivative securities. The full redemption amount of the Preferred Units is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in assets and liabilities of the Partnership was 18.2% and 19.3% as of March 31, 2004 and December 31, 2003, respectively.

Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Common Units held by the Minority Interest by the total weighted average number of Common Units outstanding during the period, excluding derivative securities. Income before minority interest is reduced by Preferred Unit dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 18.6% and 23.1% for the three months ended March 31, 2004 and 2003, respectively.

Holders of Common Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 7.8 million and 7.9 million Common Units as of March 31, 2004 and December 31, 2003, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Common Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan and its Dividend Reinvestment and Share Purchase Plan, the net proceeds from these issuances are contributed to the Partnership in exchange for Common Units in the Partnership and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

9. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share is computed as net income available to common shareholders, adjusted to reflect the change in the income allocated to minority interest calculated as if the dilutive securities were outstanding, divided by the weighted average common shares outstanding for the period plus the effect of dilutive securities outstanding for the period, based on the treasury stock method. Dilutive securities include options, warrants, phantom shares and restricted shares.

A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Income from continuing operations	$16,470	$11,600
Preferred share dividends	(1,852)	—

Income from continuing operations used to calculate basic earnings per common share	14,618	11,600

Impact of dilutive securities	49	86

Income from continuing operations used to calculate diluted earnings per common share	$14,667	$11,686

Basic earnings per common share	$0.43	$0.41
Diluted earnings per common share	$0.42	$0.40

Net income available to common shareholders	$16,694	$11,936
Impact of dilutive securities	58	89

Net income used to calculate diluted earnings per common share	$16,752	$12,025

Basic earnings per common share	$0.49	$0.42
Diluted earnings per common share	$0.48	$0.41

Weighted average shares:
Common shares outstanding used to compute basic earnings per common share	34,049	28,279
Impact of dilutive securities	624	926

Common shares outstanding used to compute diluted earnings per common share	34,673	29,205

10. EQUITY TRANSACTIONS

On February 9, 2004, we sold 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.5 million. After the offering, $336.6 million was available under the 2003 Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

11. DIVIDENDS DECLARED PER SHARE

Common Shares

Dividends are generally declared a quarter in arrears. Dividends declared per share for the three months ended March 31, 2004 and 2003 represent the fourth quarter dividend for 2003 and 2002, respectively.

On April 13, 2004, our Board of Trustees declared a cash dividend of $0.4200 per common share for the first quarter ended March 31, 2004 to shareholders of record as of May 10, 2004. The common share dividend will be paid on May 20, 2004.

Preferred Shares

On April 13, 2004, our Board of Trustees declared a cash dividend of $0.46875 per Series A Cumulative Redeemable Preferred Share for the period commencing February 1, 2004 and ending April 30, 2004, to shareholders of record as of May 3, 2004. The Series A preferred share dividend will be paid on May 17, 2004.

12. LEGAL PROCEEDINGS

We are engaged in litigation relating to the activities of Michael Burkitt, a former employee who currently serves as the President, Chief Executive Officer, and a member of the board of directors of Milestone Realty Trust, a Maryland corporation, which we refer to as Milestone. We filed a motion for judgment in the Circuit Court of Fairfax County, Virginia against Mr. Burkitt seeking injunctive relief, punitive damages and actual damages of $5,000,000 resulting from Mr. Burkitt’s alleged misappropriation of our trade secrets, breaches of his fiduciary duties to us, and his misstatements to third parties regarding his role and activities as an employee of ours.

On April 2, 2004, Mr. Burkitt filed a Demurrer or, in the alternative, a Motion for a Bill of Particulars in the Virginia Circuit Court alleging that our complaint failed to state a cause of action or to plead facts supporting its claim. The court heard arguments relating to both the Demurrer and the Motion on April 23, 2004. The Court refused to dismiss that portion of our motion for judgment with respect to misappropriation of trade secrets, refused to grant Mr. Burkitt’s Motion for a Bill of Particulars and, with respect to our claim of breach of fiduciary duty relating to trade secrets and misstatements following termination of employment, granted the Demurrer, with leave for us to amend our motion. We have filed an amended motion for judgment addressing our breach of fiduciary duty claim.

In addition, Milestone, together with three of its sponsors and investors, has filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital. On April 6, 2004, the Dallas District Court issued a temporary restraining order, prohibiting us, our officers, employees, agents, and all other persons acting with us from contacting or attempting to contact, verbally or in writing, any representative of any entity that may be an investor or seller of real property to Milestone, for the purpose of disparaging Milestone, its officers and affiliates by untruthful statements and innuendoes or accusations. The order currently expires on May 21, 2004, but the parties anticipate the order will be extended by mutual agreement until completion of discovery, which is currently underway. We believe that the issuance of a temporary injunction to this effect will not affect our operations adversely. In connection with this suit, we and the plaintiffs engaged in mediation in Dallas, Texas, on April 19, 2004, which did not result in a settlement.

It is difficult to forecast the outcome of this litigation. These matters are still in the preliminary stages,

and we are in the process of evaluating our options for responding to the Texas petition.

Although no assurance can be provided with respect to any litigation, we believe that the allegations in the Texas petition are without merit and that we have meritorious defenses to the claims made in the petition. We intend to defend ourselves vigorously, and management does not anticipate that the litigation will have a material adverse effect on our financial position or results of operations.

13. SUBSEQUENT EVENTS

The Company has undertaken a restructuring of its balance sheet. During April 2004, we repaid the majority of our mortgage debt outstanding with Ford totaling approximately $214 million, of which approximately $161 million was variable rate debt, with a weighted average spread over LIBOR of 226 basis points. The remaining $53 million was variable rate debt swapped to fixed rate bearing interest at approximately 7.6%. The net proceeds used to repay the debt were derived from the following sources:

•	On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share. The shares were issued under our 2003 Shelf Registration Statement. The Company contributed the $35 million of net proceeds from the offering to the Partnership in exchange for Common Units in the Partnership. Of the total net proceeds, approximately $18 million was used to pay down amounts outstanding on our short-term credit facilities and the remainder was used to pay off a portion of the debt outstanding with Ford;

•	On April 15, 2004, we closed on a public offering of $125 million senior unsecured monthly income notes at par and received net proceeds of approximately $121 million. The 6.75% notes were issued under our 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. The notes are listed on the American Stock Exchange (AMEX) under the symbol “CJM.” The Company contributed the net proceeds from the offering to the Partnership in exchange for notes having economic terms substantially identical to those of the 6.75% notes. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. We have structured the swap arrangement so that it is documented as a fair value hedge designated as highly effective at inception;

•	On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share. On May 4, 2004, upon exercise of the underwriter’s over-allotment option, we issued an additional 100,000 Series B preferred shares at $25.00 per share. The Series B preferred shares were issued under our 2003 Shelf Registration Statement. The Company contributed the $63 million of net proceeds from the offering to the Partnership in exchange for Series B Preferred Units in the Partnership. The preferred shares pay quarterly dividends in arrears and are listed on the NASDAQ National Market under the symbol “CARSO.” The shares are redeemable at the Company’s option after April 27, 2009. Of the total net proceeds, approximately $53 million was used to pay off a portion of the debt outstanding with Ford. The remaining net proceeds will be used to fund future acquisitions and for general corporate purposes; and

•	Approximately $23 million from borrowings on our short-term credit facilities and cash on hand was used to pay off a portion of the debt outstanding with Ford.

After the aforementioned offerings, approximately $111.5 million remains available under our 2003 Shelf Registration Statement for the issuance of securities.

As a result of this balance sheet restructuring, on April 1, 2004, we terminated our $60 million unsecured credit facility, which prohibited the issuance of senior unsecured debt. As of March 31, 2004, the facility had no amounts outstanding and was expected to remain principally unused until its expiration in March 2005.

As a result of these transactions, we expect to incur a debt extinguishment charge totaling approximately $5.1 million, or $0.11 per common share. The debt extinguishment charge will be recorded in the second quarter of 2004 and will consist of the write-off of deferred loan fees totaling approximately $950,000 and swap breakage fees totaling approximately $4.1 million related to the pay-off of variable rate debt with Ford that had been swapped to a fixed rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of our recent developments beginning on page 25. In the next section, beginning on page 28, we discuss our results of operations for the periods presented. We then provide, beginning on page 31, an analysis of our liquidity and capital resources, including discussions of our cash flows, financing strategy, debt arrangements, sources of capital and financial commitments. Finally, on page 42, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance and liquidity of an equity REIT used by the REIT industry.

The MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto appearing in Item 1 of this report, disclosures about our market risk appearing in Item 3 of this report and the subsection captioned “Forward-Looking Statements” herein.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties and (ii) the term dealer group, tenant or operators of dealerships to refer to the persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of March 31, 2004, we had invested more than $1.9 billion in 324 properties located in 31 states, consisting of approximately 2,356 acres of land and containing approximately 13.7 million square feet of buildings and improvements. Our tenants operate 448 motor vehicle franchises on our properties, representing 43 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended March 31, 2004 of approximately 18.1 years), with our entire portfolio having a weighted average initial lease term of approximately 14.9 years. As of March 31, 2004, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

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

RECENT DEVELOPMENTS

Real Estate Investments

During the first quarter, the Company increased its real estate investments by approximately $23.7 million. The investment activity for the quarter consisted of $82.4 million in property investments, $33.2 million in property dispositions, and the repayment of a $25.5 million note previously issued by us that was secured by a property acquired during the first quarter.

Property Investments

During the three months ended March 31, 2004, we invested approximately $82.4 million in five auto retail properties and several new construction and facility improvement projects, located in 11 states. The real estate acquired contains 11 automotive franchises and added approximately 418,000 square feet of buildings and improvements on approximately 60 acres of land. These properties have a weighted average initial lease term of 18.1 years, with multiple renewal options exercisable at the option of our tenants. Unless otherwise noted below, the investments were funded with cash on hand. A summary of these investments is as follows:

•	One property totaling $25.5 million leased to Herb Gordon Auto Group, Inc., an affiliate of Atlantic Automotive (Mile One Automotive), a new tenant located in Silver Spring, Maryland. Five franchises are operated on the property, including Dodge, Mercedes-Benz, Nissan, Subaru, and Volvo, as well as a used car dealership and a body shop. With this purchase, a note previously issued by us and secured by this property was paid off. We have committed to fund approximately $15 million for improvements to these facilities. As of March 31, 2004, this tenant represents approximately 1% of our total annualized rental revenue.

•	One property leased to Park Place Motorcars, Ltd. in Dallas, Texas. We have committed to fund a state-of-the-art Mercedes-Benz and Porsche sales and service facility that will be constructed on the property. Simultaneously with the acquisition, we sold to Park Place Motorcars the current Mercedes-Benz sales and service facility, which approximates the property acquisition value. The dealer is relocating its operations to expand its service capability and inventory selection to support higher sales volumes and maintain high customer satisfaction. As of March 31, 2004, we leased five properties to affiliates of Park Place Motorcars, Ltd., representing approximately 3% of our total annualized rental revenue.

•	One property totaling $11.0 million leased to an affiliate of Wolfe Automotive Group, a new tenant, located in Ballwin, Missouri, a suburb of St. Louis. A Toyota franchise is operated on the property. As of March 31, 2004, this tenant represents less than 1% of our total annualized rental revenue.

•	One property totaling $2.5 million leased to an affiliate of Midwestern Auto Group located in Dublin, Ohio, a suburb of Columbus. Two franchises, Ferrari and Maserati, are located on the property. As of March 31, 2004, we leased three properties to affiliates of Midwestern Auto Group, representing approximately 1% of our total annualized rental revenue.

•	One property totaling approximately $2.4 million leased to a subsidiary of Asbury Automotive Group, Inc., located in Bryant, Arkansas, which is 18 miles southwest of Little Rock. A Hyundai franchise is operated on the property. As of March 31, 2004, we leased 13 properties to subsidiaries of Asbury, representing approximately 4% of our total annualized rental revenue.

•	New construction and improvement fundings, totaling approximately $26.0 million, all of which were transacted with existing tenants on previously acquired properties.

Property Dispositions

During the first quarter, we sold six auto retail locations, totaling $33.2 million, to four dealer groups, resulting in a combined gain of approximately $1.2 million before minority interest. In exchange for the early termination of the leases related to certain of these properties, we received approximately $1.2 million in lease termination fees, which was recorded during the first quarter. The earnings generated from this real estate, including the combined gain and the lease termination fees, have been reported as discontinued operations.

Financing

During the first quarter, we completed an underwritten public offering of 1,825,000 of our common shares priced at $35.40 per share under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. The net proceeds of the offering totaling $61.5 million were used to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes. We also closed on a mortgage note totaling $11.9 million with one of the world’s largest financial services companies. The loan has a ten-year term, 5.84% fixed interest rate, 25-year amortization period and requires monthly interest and principal payments. The net proceeds from the debt were used to repay borrowings under our short-term credit facilities.

The Company has also undertaken a restructuring of its balance sheet. During April 2004, we repaid the majority of our mortgage debt outstanding with Ford Motor Credit Corporation (Ford) totaling approximately $214 million, of which approximately $161 million was variable rate debt, with a weighted average spread over LIBOR of 226 basis points. The remaining $53 million was variable rate debt swapped to fixed rate bearing interest at approximately 7.6%. The net proceeds used to repay the debt were derived from the following sources:

•	On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share. The shares were issued under our 2003 Shelf Registration Statement. Of the total $35 million in net proceeds, approximately $18 million was used to pay down amounts outstanding on our short-term credit facilities and the remainder was used to pay off a portion of the debt outstanding with Ford;

•	On April 15, 2004, we closed on a public offering of $125 million senior unsecured monthly income notes at par and received net proceeds of approximately $121 million. The 6.75% notes were issued under our 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. The notes are listed on the American Stock Exchange (AMEX) under the symbol “CJM.” On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. We have structured the swap arrangement so that it is documented as a fair value hedge designated as highly effective at inception;

•	On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share. On May 4, 2004, upon exercise of the underwriter’s over-allotment option, we issued an additional 100,000 Series B preferred shares at $25.00 per share. The Series B preferred shares were issued under our 2003 Shelf Registration Statement. The preferred shares pay quarterly dividends in arrears and are listed on the NASDAQ National Market under the symbol “CARSO.” The shares are redeemable at the Company’s option after April 27, 2009. The Company received net proceeds of approximately $63 million, of which approximately $53 million was used to pay off a portion of the debt outstanding with Ford. The remaining net proceeds will be used to fund future acquisitions and for general corporate purposes; and

•	Approximately $23 million from borrowings on our short-term credit facilities and cash on hand was used to pay off a portion of the debt outstanding with Ford.

After the aforementioned offerings, approximately $111.5 million remains available under our 2003 Shelf Registration Statement for the issuance of securities.

As a result of this balance sheet restructuring, on April 1, 2004, we terminated our $60 million unsecured credit facility, which prohibited the issuance of senior unsecured debt. As of March 31, 2004, the facility had no amounts outstanding and was expected to remain principally unused until its expiration in March 2005. We plan to structure a new credit facility in the future that will better suit our needs. In the interim, we believe we have adequate availability under our remaining credit facilities to fund our short-term liquidity needs.

As a result of these transactions, we expect to incur a debt extinguishment charge totaling approximately $5.1 million, or $0.11 per common share. The debt extinguishment charge will be recorded in the second quarter of 2004 and will consist of the write-off of deferred loan fees totaling approximately $950,000 and swap breakage fees totaling approximately $4.1 million related to the pay-off of variable rate debt with Ford that had been swapped to a fixed rate.

This restructuring increases our balance sheet flexibility while continuing our strategy of match-funding our debt with our leases. Specifically, the Company accomplishes the following:

•	Replaces $214 million of secured financing with unsecured financing and equity capital;

•	Increases our unencumbered assets to more than $500 million;

•	Retains approximately $62 million in cash that would have been used to pay principal amortization over the remaining terms of the repaid debt. Approximately $9.5 million represents the additional cash retained over the next twelve months. This also improves our overall leverage and debt service and fixed charge coverage ratios. On a pro forma basis, assuming the balance sheet restructuring had taken place on March 31, 2004, the Company’s March 31, 2004 debt to asset ratio would have been reduced by 5%, and for the trailing twelve months ended March 31, 2004, our debt service and fixed charge coverage ratios would have been improved by approximately 20 basis points and 5 basis points, respectively;

•	Reduces our long-term variable rate debt by approximately $60 million, which continues our strategy of match-funding in order to minimize our interest rate risk; and

•	Extends the weighted average remaining term of our long-term debt. On a pro forma basis, assuming the balance sheet restructuring had taken place on March 31, 2004, our weighted average remaining term of our long-term debt would have increased from 10.3 years as of March

31, 2004 to 11.4 years, and our earliest meaningful long-term debt maturity would have remained in 2011. In comparison, our weighted average remaining lease term on our portfolio is 11.7 years as of March 31, 2004 and the earliest meaningful lease expirations do not occur until 2008. With this restructuring, we further our strategy of match-funding our long-term debt to our leases, allowing us to substantially lock in our investment spreads during the initial lease term. On a pro forma basis, assuming the balance sheet restructuring had taken place on March 31, 2004:

•	On a portfolio basis, our total outstanding debt would have equaled approximately 52% of our total real estate investments and would have been more than 96% match-funded.

•	Our total outstanding fixed rate debt would have equaled approximately 52% of our total real estate subject to fixed rate leases and would have been nearly 100% match-funded.

•	Our total outstanding variable rate debt would have equaled approximately 54% of our total real estate subject to variable rate leases and would have been nearly 85% match-funded.

RESULTS OF OPERATIONS

Revenue

This section should be read in conjunction with the section captioned “Variable Rate Lease Program” herein.

	For the three months ended		Percentage
	March 31,		Change
(dollars in thousands)	2004	2003	2004 to 2003
Revenue
Rental	$47,610	$39,386	21%
Interest and other	970	223	335%

Total	$48,580	$39,609	23%

Rental. The increase in rental revenue from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily attributable to the growth of our real estate portfolio from property acquisitions from which we generate our rental income. The following table demonstrates the growth of our real estate portfolio for the periods indicated. Excluded in the periods presented are property dispositions that have occurred through March 31, 2004. The results of operations related to these properties were reclassified from rental revenue to discontinued operations for all periods presented as discussed under the “Discontinued Operations” section herein.

	Real Estate before
	Accumulated			Total Square
	Depreciation (in	Number of	Total Land	Footage (in
As of	thousands)	Properties	Acreage	millions)
December 31, 2002	$1,538,999	282	2,036	11.6
March 31, 2003	1,556,142	286	2,060	11.7
December 31, 2003	1,841,641	319	2,297	13.3
March 31, 2004	1,918,098	324	2,356	13.7

The increase in rental income was also attributable to an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

Interest and Other. The increase in interest and other income from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily due to interest earned on a $25.5 million note that was repaid at the end of the first quarter of 2004, simultaneous with our acquisition of the property securing the note. The increase was also attributable to interest earned on construction advances secured by real estate funded during the previous twelve months, which totaled $10.9 million as of March 31, 2004.

Expenses

	For the three months
	ended March 31,		Percentage Change
(dollars in thousands)	2004	2003	2004 to 2003
Expenses
Depreciation and amortization	$8,804	$7,254	21%
General and administrative	2,741	2,233	23%
Interest	17,230	15,043	15%

Total	$28,775	$24,530	17%

Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during the periods indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue – Rental” above, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses increased from the three months ended March 31, 2003 to the three months ended March 31, 2004 due primarily to:

•	an increase in professional services during quarter ended March 31, 2004, resulting in higher legal and accounting fees;

•	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees; and

•	an increase in state and local taxes and registration fees due to the growth in our real estate portfolio as well as changes in state tax laws.

Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

Principal Balance as of March 31/
Effective Interest Rate for the Three Months Ended March 31* (in thousands)
Year	Fixed Rate Debt	Variable Rate Debt	Total
2003	$806,488/7.62%	$222,626/4.16%	$1,029,114/6.24%
2004	811,252/7.17%	282,314/3.74%	1,093,566/6.25%

*	Includes deferred loan fees amortized over the life of the loans.

The increase in interest expense from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to an increase in our overall debt during the past 12 months, which was primarily obtained to directly or indirectly finance our investments in real estate during that time period, as well as the conversion of approximately $200 million of variable rate debt to fixed rate debt at the end of the first quarter of 2003. During 2003, we completed a $228 million debt securitization, at an effective rate of 5.86%, in order to lock in rates during the low interest rate environment. The net proceeds from the debt securitization were primarily used to pay down borrowings on our short-term revolving credit facilities and to pay off short-term variable rate mortgage debt. As the debt was issued at the end of the first quarter of 2003, the conversion from variable to fixed rate debt had little impact on interest expense for that period, but resulted in an increase in interest expense in subsequent periods.

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

During the first quarter of 2004, we sold six auto retail locations, totaling $33.2 million, to four dealer groups, resulting in a combined gain of approximately $1.2 million before minority interest. In exchange for the early termination of the leases related to certain of these properties, we received approximately $1.2 million in lease termination fees, which was recorded during the quarter. The earnings generated from this real estate, including the combined gain and lease termination fees, have been reported as discontinued operations.

Since January 1, 2003, we have sold seven auto retail locations, totaling $35.2 million. The following table sets forth the components of discontinued operations related to properties sold subsequent to January 1, 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Revenue:
Rental	$227	$860
Other	1,248	40

Total revenue	1,475	900

Expenses:
Depreciation	19	175
Interest	76	334

Total expenses	95	509

Income from discontinued operations before gain on sale of real estate and minority interest	1,380	391
Gain on sale of real estate	1,171	46

Total discontinued operations before minority interest	2,551	437
Minority interest related to discontinued operations	(475)	(101)

Total discontinued operations, net of minority interest	$2,076	$336

Preferred Share Dividends

The increase represents the dividends for the three months ended March 31, 2004 related to the 7½% Series A Cumulative Redeemable Preferred Shares issued on December 11, 2003. There were no Series A preferred share dividends for the three months ended March 31, 2003.

Impact of Inflation

Our leases typically contain provisions to mitigate the adverse impact of inflation on our results of operations. These provisions include upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as the CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term.

Substantially all of our properties are leased to tenants under long-term, triple-net leases. Triple-net leases tend to reduce our exposure to rising property expenses due to inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $12.6 million and $14.3 million at March 31, 2004 and March 31, 2003, respectively. The changes in cash and cash equivalents during the three months ended March 31, 2004 and 2003 were attributable to operating, investing and financing activities, as described below.

	Three Months Ended
	March 31,
(dollars in thousands)	2004	2003
Cash provided by operating activities	$31,229	$23,036
Cash used in investing activities	(25,391)	(16,085)
Cash used in financing activities	(6,607)	(138)

Operating Activities

Cash provided by operating activities represents cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities primarily reflects the investment in dealership properties, facility improvements and construction fundings, net of property dispositions.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2004 primarily reflects:

•	the repayment of borrowings on our revolving credit facilities totaling $80.0 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $15.8 million; and

•	payments of principal on outstanding mortgage debt totaling $6.9 million.

The cash used in financing activities was partially offset by:

•	$61.9 million of proceeds received from the issuance of common shares, net of costs;

•	$23.0 million of proceeds received from borrowings on our revolving credit facilities; and

•	$11.9 million of proceeds received from mortgage debt that closed during the period.

Cash used in financing activities for the three months ended March 31, 2003 primarily reflects:

•	the repayment of borrowings on our revolving credit facilities totaling $111.1 million;

•	the repayment of mortgage debt totaling $91.6 million;

•	distributions made to common shareholders and minority partners during the period totaling $13.5 million;

•	payments of principal on outstanding mortgage debt totaling $6.0 million;

•	payments for debt issuance costs totaling $5.8 million; and

•	the increase of restricted cash totaling $3.2 million.

The cash used in financing activities was partially offset by:

•	$228.0 million of proceeds received from mortgage debt that closed during the period; and

•	$3.1 million of proceeds received from the issuance of common shares, net of costs.

Financing Strategy

Our objective is to have multiple sources of debt and equity financing available to us. We typically fund our short-term liquidity requirements through available cash or one of our revolving credit facilities. As of March 31, 2004, we had three facilities, which provided short-term borrowing capacity of $260 million, of which $242 million was available as of March 31, 2004. Periodically, in order to more closely match the term of our debt with that of our leases, we replace our short-term debt using the proceeds of long-term debt or equity.

On April 1, 2004, we terminated our $60 million revolving unsecured credit facility because it prohibited the issuance of senior unsecured debt, as further described in the “Recent Developments” section herein. As of March 31, 2004, this facility had no amounts outstanding and was expected to remain principally unused until its expiration in March 2005. We plan to structure a new credit facility in the future that will better suit our needs. In the interim, we believe we have adequate availability under our remaining credit facilities to fund our short-term liquidity needs.

Our long-term liquidity requirements are financed with both long-term debt and equity. When accessing the capital markets, our objective is to improve the strength and flexibility of our balance sheet while providing accretion to our shareholders.

We use a disciplined approach of matching the term and interest rate nature (fixed or variable-rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding”, to substantially lock in our investment spreads during the initial lease term. As of March 31, 2004, our leases had a weighted average remaining term of 11.7 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our long-term debt had a weighted average remaining term of 10.3 years and our earliest meaningful long-term debt maturity was not until 2011. As of March 31, 2004, our total outstanding debt (including borrowings on our credit facilities) equaled approximately 57% of our total real estate investments and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 87%.

As of March 31, 2004, our total outstanding fixed rate debt equaled approximately 53% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 11.5 years and the weighted average remaining term of our outstanding fixed rate debt was 11.2 years. As a result, our fixed rate leases and debt were 97% match-funded. Our total outstanding variable rate debt equaled approximately 68% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 12.2 years and the weighted average remaining term of our outstanding variable rate debt was 7.1 years. As a result, variable rate leases and our variable rate debt were 58% match-funded.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of March 31, 2004, our debt to assets ratio was approximately 55% and our debt to total market capitalization was approximately 40%.

Subsequent to March 31, 2004, we restructured our balance sheet, which has increased our balance sheet flexibility while continuing our strategy of match-funding our debt to our leases. A description of the restructuring and the impact to our balance sheet is described in the “Recent Developments” section herein.

In light of our current financial position, we believe that we will be able to obtain additional financing for our short-term and long-term liquidity requirements as discussed in the “Liquidity Requirements” section herein. We have used and may continue to use interest rate swap arrangements to manage interest rate risk and to match-fund our debt to our leases. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

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

The following table sets forth certain information regarding our variable rate leases and debt as of the periods indicated (dollars in thousands):

		Percent of our
	Total Real	Portfolio		Average One-
	Estate Subject	Subject to	Total Variable	Month LIBOR
	to Variable	Variable Rate	Rate Debt	for the three
Period	Rate Leases	Leases	Outstanding (1)	months ended
March 31, 2003	$384,064	24%	$222,626	1.33%
March 31, 2004	412,324	21%	282,314	1.10%

(1) Includes amounts outstanding on our revolving credit facilities totaling $2,000 and $18.0 million as of March 31, 2003 and March 31 2004, respectively.

As discussed in the “Financing Strategy” section above, the match-funding of our variable rate lease portfolio with variable rate debt furthers our strategy of substantially locking in our investment spreads over the initial term of our leases. In addition, the minimum lease rates built into the majority of our variable rate leases protect our investment returns as interest rates decline and allow us to realize additional spread during the current low interest rate environment. To illustrate, during the past 15 months, as LIBOR has decreased, the interest expense on our variable rate debt has also decreased. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period as the minimum lease rates were in effect at these LIBOR levels. Because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%, at which time the lease rates will rise above our minimum lease rates. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

Mortgage Debt and Revolving Credit Facilities

As of March 31, 2004, we had total mortgage debt outstanding of approximately $1.07 billion (consisting of approximately $811.3 million of fixed rate and approximately $259.9 million of variable rate mortgage debt), which was secured by 268 of our properties. In addition, we had approximately $4.4 million of unsecured debt and approximately $18.0 million outstanding on our revolving credit facilities.

The following is a summary of our total debt outstanding as of March 31, 2004 and December 31, 2003 (dollars in thousands):

		Principal	Principal
	Original	Balance as of	Balance as of	Effective	Term/
	Debt	March 31,	December 31,	Interest	Amortization
Description of Debt	Issued	2004	2003	Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$32,671	$33,046	7.95%	10 yr/17 yr
7.54% fixed rate debt due 7/6/11 (2)	100,000	92,041	92,041	7.84%	12 yr/25 yr
7.565% fixed rate debt due 11/16/12 (3)	28,500	25,080	25,080	7.74%	12 yr/25 yr
7.5975% fixed rate debt due 12/18/12 (3)	32,054	28,644	28,644	7.62%	12 yr/30 yr
7.50% fixed rate debt due 8/10/13 (4)	82,600	75,717	75,717	7.62%	12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (5)	11,900	11,880	—	6.59%	10 yr/25 yr
6.77% fixed rate debt due 7/1/14 (6)	20,400	20,400	20,400	6.77%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (7)	325,000	302,906	306,251	7.70%	(7)
Triple Net Lease Mortgage Notes, Series 2003-1 (8)	228,000	221,913	223,469	5.86%	(8)

Total Mortgage Fixed Rate Debt		$811,252	$804,648	7.17%

Variable rate debt due 9/29/11 (9)	150,000	136,216	137,357	3.42%	12 yr/25 yr
Various variable rate debt (10)	130,110	123,714	124,079	3.97%	5 to 12 yr/25 to 30 yr

Total Mortgage Variable Rate Debt		$259,930	$261,436	3.68%

TOTAL MORTGAGE DEBT (11)		$1,071,182	$1,066,084	6.33%

Variable rate debt due 10/2/08 (12)	4,500	4,375	4,425	3.69%	5 yr/ 15 yr

TOTAL UNSECURED DEBT		$4,375	$4,425	3.69%

$100 million revolving secured facility (13)		18,005	49,326	4.21%	(13)
$60 million revolving unsecured facility (14)		—	—	—	(14)
$100 million revolving secured construction facility (15)		4	25,683	4.21%	(15)

TOTAL CREDIT FACILITIES		$18,009	$75,009	4.21%

TOTAL DEBT OUTSTANDING		$1,093,566	$1,145,518	6.25%

*	For the quarter ended March 31, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	The loan requires quarterly payments of principal and interest with a final payment at maturity of approximately $72.4 million.

(3)	These loans require quarterly interest and level principal payments until maturity, at which time the loans require final payments totaling approximately $33.5 million. These loans bear interest equal to the A1/P1 Commercial Paper Rate plus 215 basis points. We have entered into interest rate swap arrangements with a third party to fix the interest rates on these loans. Subsequent to March 31, 2004, these loans were paid off and the swap arrangements were terminated as part of our debt restructuring, as further described in the “Recent Developments” section herein.

(4)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $9.2 million.

(6)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.4 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(7)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	148,906	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	69,036	7/15/15
A-3	75,900	75,900	6/15/22

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

(8)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	102,913	9/25/15
A-2	119,000	119,000	3/25/19

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

(9)	The loan bears interest equal to the 30-day LIBOR rate plus 227 basis points and requires monthly level payments of principal and interest with a final payment at maturity of approximately $101.4 million. Subsequent to March 31, 2004, the loan was paid off as part of our debt restructuring, as further described in the “Recent Developments” section herein.

(10)	These loans bear interest at variable rates ranging from 185 to 357 basis points above the A1/P1 Commercial Paper Rate, the 30-day LIBOR rate or the three-month LIBOR rate and have maturity dates ranging from November 30, 2008 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments, monthly level payments of principal and interest, or interest-only payments until maturity, at which time the loans require final payments totaling approximately $100.6 million. One of these loans, totaling $51.6 million as of March 31, 2004, is cross defaulted with the revolving credit facilities discussed in footnote (13) and (15). Four of these loans totaling $39.9 million as of March 31, 2004 and issued by subsidiaries of the Company, contain acceleration clauses in the event of a material adverse change, which are at the lenders’ discretion. Additionally, on three of the aforementioned loans, the Partnership has partially guaranteed the monetary obligations under the loans limited to approximately $9.1 million as of March 31, 2004. Subsequent to March 31, 2004, two of the loans totaling $25.9 million as of March 31, 2004, were paid off as part of our debt restructuring, as further described in the “Recent Developments” section herein.

(11)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(12)	The loan bears interest equal to the three-month LIBOR rate plus 250 basis points and requires monthly level payments of principal plus interest with a final payment at maturity of approximately $3.0 million.

(13)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of March 31, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 295 to 315 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(14)	The facility provides for a three-year term with interest determined, at our option, at either the Prime rate less 50 basis points or the one-month, two-month or three-month LIBOR rate plus 200 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. On April 1, 2004, we terminated this facility as it prohibited the issuance of senior unsecured debt, which closed on April 15, 2004, as further described in the “Recent Developments” section herein.

(15)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. As of March 31, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 323 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2005, and is renewable annually.

For the quarter ended March 31, 2004, our interest coverage and debt service coverage ratios were 2.5 and 1.7, respectively. For the trailing 12 months, our interest coverage and debt service coverage ratios were 2.5 and 1.6, respectively. We consider the interest coverage and debt service coverage ratios meaningful financial performance measures of liquidity as they provide our investors with information pertaining to our ability to satisfy our debt service requirements. These measures are typically used by our lenders in assessing our compliance with certain debt covenants. These ratios are considered non-GAAP financial measures because they are calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, commonly referred to as EBITDA. The ratios should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

The following is a calculation of our interest coverage and debt service coverage ratios for the three months and twelve months ended March 31, 2004 (dollars in thousands). The calculation includes a reconciliation of EBITDA to its most directly comparable GAAP measure, net income.

	Three months ended	Twelve months ended
	March 31, 2004	March 31, 2004
Interest Coverage Ratio:
Net Income before minority interest	$22,359	$72,192
Interest expense	17,306	66,745
Depreciation and amortization	8,823	32,519

EBITDA	$48,488	$171,456

Interest Coverage Ratio (EBITDA divided by interest expense and preferred share dividends)	2.5	2.5

Debt Service Coverage Ratio (DSCR):
Interest expense	$17,306	$66,745
Preferred dividends	1,852	2,263
Principal amortization for the period	9,824	37,282

	$28,982	$106,290

DSCR (EBITDA divided by interest expense + principal amortization + preferred dividends)	1.7	1.6

The more significant debt covenants related to our mortgage debt, unsecured debt and credit facilities limit our debt to assets ratio and require us to comply with minimum debt service coverage and maximum debt to adjusted net worth ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional debt at those subsidiaries. As of March 31, 2004, we were in compliance with all of the debt covenants related to our mortgage debt, unsecured debt and credit facilities.

Interest Rate Swaps

We have entered into interest rate swap arrangements with third parties to manage, or hedge, our risk related to the effect of interest rate fluctuations on our investment spreads. We do not use derivative instruments for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge. The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swaps were designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective. For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us.

The collateral posted by us related to our hedges, totaling approximately $19.4 million and $12.8 million as of March 31, 2004 and December 31, 2003, respectively, is included in other assets on our consolidated balance sheets.

As of March 31, 2004, we have four interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, with a notional balance totaling approximately $158 million, which we have designated as cash flow hedges. Subsequent to March 31, 2004, two of the interest rate swap arrangements with notional balances totaling approximately $58 million were terminated as part of our debt restructuring, as further described in the “Recent Developments” section herein.

For a derivative qualifying as a cash flow hedge, we record the change in the unrealized gain or loss as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

The unrealized loss on our cash flow hedges was approximately $18.0 million and $13.5 million as of March 31, 2004 and December 31, 2003, respectively. Total comprehensive income for the three months ended March 31, 2004 and 2003 was approximately $14.9 million and $11.0 million, respectively.

On April 15, 2004, the Company closed on a public offering of $125 million senior unsecured monthly income notes. Interest on the 6.75% notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, in conjunction with pricing of the $125 million of fixed rate debt, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the fixed rate debt effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. At the time we entered into the swap, we had a firm commitment to close the debt on April 15, 2004. Therefore, we hedged our firm commitment and the debt. The swap arrangement has been designated as a fair value hedge.

For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument or firm commitment being hedged is recorded on our consolidated statements of operations. Generally, these amounts offset each other. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument or firm commitment being hedged on our consolidated balance sheets.

The unrealized loss on our fair value hedge was approximately $1.1 million as of March 31, 2004. The net unrealized gain or loss on our fair value hedge and the portion of the firm commitment of the debt being hedged had no impact on our net income for the three months ended March 31, 2004.

Equity Offerings

On February 9, 2004, we sold 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.5 million. After the offering, $336.6 million was available under the 2003 Shelf Registration Statement for the issuance of securities. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

Subsequent to March 31, 2004, in connection with our balance sheet restructuring, we completed two equity offerings, which are described in the “Recent Developments” section herein.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners and amounts required for additional property acquisitions, facility improvement fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement fundings and construction financings) through cash provided from operations and our existing revolving credit facilities. We anticipate that any additional acquisitions of properties, facility improvement fundings and construction financings during the next 12 months will be funded with long-term secured and unsecured debt and the issuance of common or preferred equity, each of which may be initially funded with our existing or new revolving credit facilities. Acquisitions of properties, facility improvement fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

Included in our short-term liquidity requirements is the repayment of approximately $18.0 million of borrowings outstanding on our revolving credit facilities as of March 31, 2004, which was subsequently repaid with the net proceeds from our follow-on common share offering that closed on April 2, 2004 as further described in the “Recent Developments” section herein. Properties are eligible within the borrowing base of our credit facilities for 150 days to twelve months, unless extended by the Company and the lender, and therefore we are generally required to repay these borrowings within twelve months. As discussed under our “Financing Strategy” section herein, on April 1, 2004, we terminated our $60 million revolving unsecured credit facility because it prohibited the issuance of senior unsecured debt. We plan to structure a new credit facility in the future that will better suit our needs. In the interim, we believe we have adequate availability under our remaining credit facilities to fund our short-term liquidity needs.

As of March 31, 2004, long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement fundings and construction financings. We expect to meet our long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facilities) as of March 31, 2004 are as follows (in thousands):

For the Year Ended December 31,

			Debt Repayment
	Principal		Subsequent to
	Amortization	Maturities	March 31, 2004(1)	Total
2004	$22,126	$—	$7,102	$29,228
2005	31,060	—	7,343	38,403
2006	32,981	—	7,527	40,508
2007	35,043	—	7,774	42,817
2008	36,966	49,331	8,015	94,312
Thereafter	376,048	276,153	178,088	830,289

Total	$534,224	$325,484	$215,849	$1,075,557

(1)	As further described in the “Recent Developments” section herein, during April 2004, we repaid approximately $216 million of our total debt outstanding as of March 31, 2004 with Ford that was scheduled to mature primarily between

2011	and 2012 and, in connection therewith, issued $125 million of senior unsecured monthly income notes that mature in 2019.

We also currently have contractual commitments for future facility improvements and construction financings with several large tenants on properties we currently own. Improvements include costs incurred on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of March 31, 2004, these commitments totaled approximately $100 million. The majority of these projects are expected to be completed during the next two years.

Dividend Reinvestment and Share Purchase Plan

During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan, which we refer to as the DRIP, which was subsequently amended in March 2001. Under the DRIP, current shareholders and Unitholders are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

The DRIP permits current shareholders, Unitholders and new investors to invest a minimum of $500 up to a maximum of $10,000 in common shares per month. The DRIP also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as further described in the Prospectus relating to the DRIP. Shares purchased under the DRIP through reinvestment of dividends are purchased at a discount (currently 3%) to the market price. Shares purchased under the DRIP through optional cash payments of $10,000 or less are purchased at market price.

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended March 31, 2004, we issued approximately 92,300 common shares under the DRIP, totaling approximately $3.1 million.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the three months ended March 31, 2004, no common shares were repurchased. From the inception of the common share repurchase program through March 31, 2004, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Common Units from the Company for equivalent purchase prices.

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

The following table reconciles FFO, FFO available to common shareholders and FFO per common share for the three months ended March 31, 2004 and 2003 to their most directly comparable GAAP measures, net income and net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income	$18,546	$11,936
Real estate depreciation and amortization	8,805	7,407
Minority interest related to income from continuing operations and income from discontinued operations	3,592	3,569
Gain on sale of real estate	(953)	(35)

FFO	29,990	22,877

Preferred share dividends	(1,852)	—

FFO available to common shareholders	$28,138	$22,877

Weighted average number of common shares used to compute basic net income per common share	34,049	28,279

Weighted average number of common shares used to compute fully diluted net income per common share	34,673	29,205

Weighted average number of common shares and units used to compute basic FFO per common share	41,823	36,765

Weighted average number of common shares and units used to compute fully diluted FFO per common share	42,447	37,691

Basic net income per common share	$0.49	$0.42

Diluted net income per common share	$0.48	$0.41

Basic FFO per common share	$0.67	$0.62

Diluted FFO per common share	$0.66	$0.61

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Company under the Securities Act and the Exchange Act, including the risks and other risk factors contained in the Company’s Form 8-K/A filed on March 12, 2004. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks related to our reliance on a small number of tenants for a significant portion of our revenue;

•	risks of financing, such as increases in interest rates, our ability to meet existing financial covenants and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks that planned and additional acquisitions may not be consummated;

•	risks that competition for acquisitions could result in increased acquisition prices and costs as well as a reduction in capitalization rates;

•	risks relating to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, incentives, warranty programs, marketing or other practices, or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors contained in the Company’s Form 8-K/A filed on March 12, 2004, as well as the other information in this Quarterly Report on Form 10-Q before investing in us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our strategy of match-funding our long-term debt to our leases reduces our exposure to interest rate fluctuations, by substantially locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage, or hedge our interest rate risk. We do not enter into interest rate swap arrangements for trading purposes.

During the three months ended March 31, 2004, our fixed rate debt increased from $804.6 million as of

December 31, 2003 to $811.3 million as of March 31, 2004. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at March 31, 2004 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $52.4 million.

As of March 31, 2004, approximately $412 million, or 21% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program as further described under the “Liquidity and Capital Resources” section herein, as compared to $425 million as of December 31, 2003. As of March 31, 2004, our total variable rate debt outstanding was $282.3 million, as compared to $340.9 million as of December 31, 2003.

If interest rates on our variable rate debt instruments outstanding at March 31, 2004 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $2.8 million, based on balances at March 31, 2004. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at March 31, 2004 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $437,000 or decreased by approximately $379,000 respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.2 million to $4.1 million because of certain investment spread variations at various LIBOR levels.

Item 4. Controls and Procedures

Quarterly Evaluation. We carried out an evaluation as of March 31, 2004 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer about the effectiveness of our disclosure controls and internal controls as of the end of the period covered by this quarterly report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications, and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Conclusions. Based upon the evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer have concluded that, as of March 31, 2004 and subject to the limitations noted above, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer.

During the three months ended March 31, 2004, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control for financial reporting.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in litigation relating to the activities of Michael Burkitt, a former employee who currently serves as the President, Chief Executive Officer, and a member of the board of directors of Milestone Realty Trust, a Maryland corporation, which we refer to as Milestone. We filed a motion for judgment in the Circuit Court of Fairfax County, Virginia against Mr. Burkitt seeking injunctive relief, punitive damages and actual damages of $5,000,000 resulting from Mr. Burkitt’s alleged misappropriation of our trade secrets, breaches of his fiduciary duties to us, and his misstatements to third parties regarding his role and activities as an employee of ours.

On April 2, 2004, Mr. Burkitt filed a Demurrer or, in the alternative, a Motion for a Bill of Particulars in the Virginia Circuit Court alleging that our complaint failed to state a cause of action or to plead facts supporting its claim. The court heard arguments relating to both the Demurrer and the Motion on April 23, 2004. The Court refused to dismiss that portion of our motion for judgment with respect to misappropriation of trade secrets, refused to grant Mr. Burkitt’s Motion for a Bill of Particulars and, with respect to our claim of breach of fiduciary duty relating to trade secrets and misstatements following termination of employment, granted the Demurrer, with leave for us to amend our motion. We have filed an amended motion for judgment addressing our breach of fiduciary duty claim.

In addition, Milestone, together with three of its sponsors and investors, has filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital. On April 6, 2004, the Dallas District Court issued a temporary restraining order, prohibiting us, our officers, employees, agents, and all other persons acting with us from contacting or attempting to contact, verbally or in writing, any representative of any entity that may be an investor or seller of real property to Milestone, for the purpose of disparaging Milestone, its officers and affiliates by untruthful statements and innuendoes or accusations. The order currently expires on May 21, 2004, but the parties anticipate the order will be extended by mutual agreement until completion of discovery, which is currently underway. We believe that the issuance of a temporary injunction to this effect will not affect our operations adversely. In connection with this suit, we and the plaintiffs engaged in mediation in Dallas, Texas, on April 19, 2004, which did not result in a settlement.

It is difficult to forecast the outcome of this litigation. These matters are still in the preliminary stages, and we are in the process of evaluating our options for responding to the Texas petition.

Although no assurance can be provided with respect to any litigation, we believe that the allegations in the Texas petition are without merit and that we have meritorious defenses to the claims made in the petition. We intend to defend ourselves vigorously, and management does not anticipate that the litigation will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.4	Articles Supplementary to Amended and Restated Declaration of Trust, as amended, of Capital Automotive REIT, dated April 22, 2004 (previously filed as Exhibit 2 to the Registration Statement on Form 8-A filed on April 26, 2004 and incorporated herein by reference)

4.6	Third Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (filed herewith)

4.7	Fourth Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (filed herewith)

4.8	Indenture, dated as of April 15, 2004, between Capital Automotive REIT and Wells Fargo Bank, National Association (filed herewith).

4.9	First Supplemental Trust Indenture, dated as of April 15, 2004, between Capital Automotive REIT and Wells Fargo Bank, National Association (filed herewith).

4.10	Form of Certificate for 8% Series B Cumulative Redeemable Preferred Shares, par value $.01 per share, of Capital Automotive REIT (filed as Exhibit 4 to the Registration Statement on Form 8-A filed on April 26, 2004 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K

A Form 8-K was dated and furnished to the SEC on January 14, 2004 in response to Items 7 and 12 to file a press release announcing our fourth quarter 2003 acquisitions and to update 2004 earnings guidance.

A Form 8-K dated February 4, 2004 was filed with the SEC on February 6, 2004 in response to Item 7 to incorporate by reference into our Registration Statement on Form S-3 (No. 333-106445) certain exhibits thereto.

A Form 8-K was dated and furnished to the SEC on February 11, 2004 in response to Items 7 and 12 to file a press release announcing our financial results for the quarter and year ended December 31, 2003.

On March 12, 2004, we filed a Form 8-K/A under Item 5 amending our prior Form 8-K/A dated February 26, 1999 and updated periodically to list certain factors that may affect our operating results and, therefore, the accuracy of our forward-looking statements.

A Form 8-K dated March 18, 2004 was filed with the SEC on March 22, 2004 in response to Item 7 to incorporate by reference into our Registration Statement on Form S-3 (No. 333-106445) certain exhibits thereto.

A Form 8-K dated March 29, 2004 was filed with the SEC on March 31, 2004 in response to Item 7 to incorporate by reference into our Registration Statement on Form S-3 (No. 333-106445) certain exhibits thereto.

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

Dated: May 6, 2004