Form 10-Q
period 2004-06-30
CAPITAL AUTOMOTIVE REIT
filed 2004-08-06
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

COMMISSION FILE NUMBER    000-23733

CAPITAL AUTOMOTIVE REIT

(Exact name of registrant as specified in its charter)

Maryland	54-1870224
(State of organization)	(I.R.S. Employer Identification Number)

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

Yes   X       No ___

     Number of common shares of beneficial interest outstanding as of July 31, 2004 was 36,598,849.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate:
Land	$815,266	$732,693
Buildings and improvements	1,221,090	1,142,117
Accumulated depreciation	(128,608)	(116,247)

	1,907,748	1,758,563

Cash and cash equivalents	15,396	13,352

Other assets, net	73,840	89,670

Total Assets	$1,996,984	$1,861,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$781,814	$1,066,084
Unsecured debt	232,164	4,425
Borrowings under credit facilities	77,010	75,009
Accounts payable and accrued expenses	33,802	26,773
Security deposits payable	6,954	7,568

Total Liabilities	1,131,744	1,179,859

Minority Interest	128,044	112,452

Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, 3,950,000 Series A Cumulative Redeemable Preferred Shares issued and outstanding as of June 30, 2004 and December 31, 2003	40	40
2,600,000 Series B Cumulative Redeemable Preferred Shares issued and outstanding as of June 30, 2004 and no shares issued or outstanding as of December 31, 2003	26	—
Common shares, par value $.01 per share; 100 million shares authorized, 36,597,786 shares issued and outstanding as of June 30, 2004 and 33,032,901 shares issued and outstanding as of December 31, 2003	366	330
Additional paid-in-capital	767,272	600,278
Deferred compensation	(4,555)	(2,098)
Accumulated other comprehensive loss	(5,364)	(13,541)
Distributions in excess of accumulated earnings	(20,589)	(15,735)

Total Shareholders’ Equity	737,196	569,274

Total Liabilities and Shareholders’ Equity	$1,996,984	$1,861,585

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue:
Rental	$48,423	$40,964	$95,722	$80,047
Interest and other	588	415	1,558	638

Total revenue	49,011	41,379	97,280	80,685

Expenses:
Depreciation and amortization	8,981	7,420	17,700	14,585
General and administrative	2,994	2,393	5,735	4,626
Interest	16,067	16,137	33,297	31,180
Debt extinguishment charge	8,712	—	8,712	—

Total expenses	36,754	25,950	65,444	50,391

Income from continuing operations before minority interest	12,257	15,429	31,836	30,294
Minority interest	(1,678)	(3,285)	(4,971)	(6,714)

Income from continuing operations	10,579	12,144	26,865	23,580

Income from discontinued operations, net of minority interest	238	544	1,545	1,009
Gain on sale of real estate, net of minority interest	259	23	1,212	58

Total discontinued operations	497	567	2,757	1,067

Net income	11,076	12,711	29,622	24,647

Preferred share dividends	(2,776)	—	(4,628)	—

Net income available to common shareholders	$8,300	$12,711	$24,994	$24,647

Shares of common stock outstanding used to compute basic earnings per common share	36,057	30,670	35,053	29,481

Basic earning per common share:
Income from continuing operations	$0.22	$0.40	$0.63	$0.80
Net income	$0.23	$0.41	$0.71	$0.84

Shares of common stock outstanding used to compute diluted earnings per common share	36,501	31,618	35,587	30,418

Diluted earnings per common share:
Income from continuing operations	$0.21	$0.39	$0.63	$0.78
Net income	$0.23	$0.40	$0.71	$0.82

Dividends declared per common share	$0.4200	$0.4085	$0.8365	$0.8150

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$29,622	$24,647
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(1,212)	(58)
Stock compensation expense	728	604
Depreciation and amortization	19,282	16,288
Debt extinguishment charge related to swap breakage and deferred loan fees	6,482	—
Income from continuing operations applicable to minority interest	4,971	6,714
Income from discontinued operations applicable to minority interest	350	287
Changes in operating assets and liabilities:
Increase in other assets	(3,274)	(2,828)
Increase in accounts payable and accrued expenses	1,736	1,287
(Decrease) increase in security deposits payable	(614)	38

Net cash provided by operating activities	58,071	46,979

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(17)	(37)
Real estate investments	(157,664)	(106,309)
Real estate dispositions	20,658	1,928

Net cash used in investing activities	(137,023)	(104,418)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	120,000	28,000
Proceeds from debt issuance	272,175	234,480
Repayment of borrowings under credit facilities	(117,999)	(121,544)
Repayment of debt	(305,968)	(91,638)
Debt principal payments	(15,602)	(14,925)
Payments for debt issuance costs	(8,226)	(6,556)
Decrease (increase) in restricted cash	5,625	(8,526)
Payment of common share dividends	(24,205)	(22,081)
Payment of preferred share dividends	(2,881)	—
Distributions to minority partners	(6,480)	(6,845)
Series A Cumulative Redeemable Preferred Shares issuance costs	(97)	—
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	63,180	—
Net proceeds from issuance of common shares	101,474	69,286

Net cash provided by financing activities	80,996	59,651

Net increase in cash and cash equivalents	2,044	2,212

Cash and cash equivalents at beginning of period	13,352	7,442

Cash and cash equivalents at end of period	$15,396	$9,654

Supplemental Data:

Real estate acquisitions in exchange for equity issuance	$10,057	$—

Real estate acquisitions in exchange for like-kind property	$14,968	$—

Interest paid during the period	$28,119	$27,843

Dividends and distributions reinvested to purchase common shares	$5,659	$2,434

Change in valuation of fair value swap	$7,136	$—

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

								Distributions in		Accumulated
				Preferred Shares		Common	Additional	Excess of		Other		Other
	Preferred Shares		Common	Par Value		Shares	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Series A	Series B	Shares	Series A	Series B	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income
Balance at December 31, 2003 (audited)	3,950,000	—	33,032,901	$40	$—	$330	$600,278	$(15,735)	$(2,098)	$(13,541)	$569,274
Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—	(7,636)	—	—	—	(7,636)	—
Series A Cumulative Redeemable Preferred Shares issuance costs	—	—	—	—	—	—	(97)	—	—	—	(97)	—
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	—	2,600,000	—	—	26	—	63,154	—	—	—	63,180	—
Net proceeds from follow-on offerings	—	—	2,825,000	—	—	28	96,558	—	—	—	96,586	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	199,055	—	—	2	5,776	—	—	—	5,778	—
Issuance of restricted shares, net of forfeitures	—	—	86,427	—	—	1	3,109	—	(3,110)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	653	—	653	—
Issuance of phantom shares, net of forfeitures	—	—	17,020	—	—	—	70	—	—	—	70	—
Exercise of common stock options and warrants	—	—	347,995	—	—	4	4,783	—	—	—	4,787	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	—	89,388	—	—	1	1,202	—	—	—	1,203	—
Accrued compensation	—	—	—	—	—	—	75	—	—	—	75	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	—	—	8,177	8,177	8,177
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	—	—	(1,484)
Preferred share dividends	—	—	—	—	—	—	—	(4,628)	—	—	(4,628)	—
Common share dividends	—	—	—	—	—	—	—	(29,848)	—	—	(29,848)	—
Net income	—	—	—	—	—	—	—	29,622	—	—	29,622	29,622

Balance at June 30, 2004 (unaudited)	3,950,000	2,600,000	36,597,786	$40	$26	$366	$767,272	$(20,589)	$(4,555)	$(5,364)	$737,196	$36,315

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of June 30, 2004, owned approximately 81.7% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A and Series B preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

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

As of June 30, 2004, we had invested more than $2.0 billion in 330 properties located in 31 states, consisting of approximately 2,480 acres of land and containing approximately 14.2 million square feet of buildings and improvements. Our tenants operate 473 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended June 30, 2004 of approximately 17.0 years), with our entire portfolio having a weighted average initial lease term of approximately 14.9 years. As of June 30, 2004, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Real Estate and Depreciation

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 141, “Business Combinations.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of June 30, 2004 and December 31, 2003.

Depreciation is computed using the straight-line method over an estimated useful life of 20 to 45 years for the buildings and improvements. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $8.9 million and $7.6 million for the three months ended June 30, 2004 and 2003, respectively. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $17.7 million and $15.0 million for the six months ended June 30, 2004 and 2003, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $16,000 and $18,000 for the three months ended June 30, 2004 and 2003, respectively. Total depreciation expense related to our furniture, fixtures and equipment was approximately $34,000 and $40,000 for the six months ended June 30, 2004 and 2003, respectively.

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

We may provide construction financing to our tenants in certain circumstances in which we own the underlying land that is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances are included in other assets and totaled approximately $7.4 million and $5.0 million as of June 30, 2004 and December 31, 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash reserved to fund debt service payments and funds held in cash collateral accounts. In addition, as of December 31, 2003, restricted cash also consisted of funds held in escrow accounts related to the substitution of properties within an existing debt agreement. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds invested. The purpose of the escrow accounts related to substitutions is to provide temporary collateral in conjunction with property substitutions when the release of a mortgaged property occurs prior to the lender’s acceptance of a replacement property. The amount represents an agreed upon amount of cash held in escrow until such property substitution is completed, at which time the cash is returned to us. Restricted cash is included in other assets and totaled approximately $14.6 million and $20.2 million as of June 30, 2004 and December 31, 2003, respectively.

Deferred Loan Costs

Certain costs incurred in connection with the issuance of debt instruments are capitalized and generally amortized over the terms of the respective issuance using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and totaled approximately $22.5 million and $18.1 million as of June 30, 2004 and December 31, 2003, respectively. Loan cost amortization expense was approximately $712,000 and $661,000 for the three months ended June 30, 2004 and 2003, respectively. Loan cost amortization expense was approximately $1.5 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively. Upon the early extinguishment of debt instruments, we expense any associated unamortized deferred loan costs in the period of the debt retirement.

Capitalized Leasing Costs

Certain direct costs initially incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and totaled approximately $1.6 million and $1.4 million as of June 30, 2004 and December 31, 2003, respectively. Leasing cost amortization expense was approximately $50,000 and $43,000 for the three months ended June 30, 2004 and 2003, respectively. Leasing cost amortization expense was approximately $98,000 and $84,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of June 30, 2004, approximately $424 million of our real estate portfolio, or 21%, was subject to variable rate leases. This compares to $410 million of our real estate portfolio, or 24%, that was subject to variable rate leases as of June 30, 2003. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as the CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $18.4 million and $16.7 million as of June 30, 2004 and December 31, 2003, respectively. Straight-lined rental revenue was approximately $1.1 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively. Straight-lined rental revenue was approximately $2.2 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively.

Derivative Instruments

During the normal course of business, we are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. In general, our strategy of match-funding our long-term debt to our leases reduces our exposure to interest rate fluctuations by substantially locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage or hedge our interest rate risk. We do not enter into interest rate swap arrangements for trading purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge.

The derivative instruments, including cash flow and fair value hedges that we have entered into, have been designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective.

For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument being hedged is recorded on our consolidated statements of operations. Generally, these amounts offset each other. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease recorded to the carrying value of the debt instrument being hedged on our consolidated balance sheets.

Share-Based Compensation

The Capital Automotive Group 1998 Equity Incentive Plan (as amended in February 1999 and as restated and amended in February 2002), which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At June 30, 2004, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this Plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” to share-based compensation (in thousands, except per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income available to common shareholders, as reported	$8,300	$12,711	$24,994	$24,647
Add: Share-based compensation expense included in reported net income, net of minority interest	329	212	595	470
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(348)	(250)	(632)	(549)

Pro forma net income	$8,281	$12,673	$24,957	$24,568

Basic earnings per common share:
As reported	$0.23	$0.41	$0.71	$0.84
Pro forma	$0.23	$0.41	$0.71	$0.83

Diluted earnings per common share:
As reported	$0.23	$0.40	$0.71	$0.82
Pro forma	$0.23	$0.40	$0.70	$0.81

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

3.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2004, the Emerging Issues Task Force, commonly referred to as the EITF, reached a tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Contingently convertible debt instruments, which are commonly referred to as Co-Cos and include our $110 million of 6% Convertible Notes, combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target. The EITF tentatively concluded that Co-Cos should be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met.

Under current interpretations of Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 128, “Earnings Per Share,” issuers of Co-Cos exclude the potential common shares underlying the Co-Co from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per share calculation and the interest expense, net of tax, added back to the numerator of the earnings per share calculation.

The EITF agreed the tentative conclusion would be applied by restating previously diluted earnings per share. If approved by the Financial Accounting Standards Board, commonly referred to as the FASB, we do not expect the implementation of EITF Issue No. 04-8 will have a significant impact on our results of operations and earnings per common share.

4.      INVESTMENTS IN REAL ESTATE

During the second quarter, we completed approximately $126 million in real estate investments, including sale-leaseback financing on 14 auto retail properties to six dealer groups, including two new tenants. These dealer groups consist primarily of Top 100 dealer groups, both private and publicly-traded. Also included in the second quarter investments was approximately $18 million in construction improvements, transacted with six existing tenants. Several of the properties acquired this quarter will undergo major renovations by the tenants over the next 12 to 24 months, which we have committed up to $75 million to fund. The second quarter real estate investments contain 28 automotive franchises located in 13 states (California, Florida, Georgia, Illinois, Louisiana, Maryland, Michigan, New Jersey, North Carolina, Ohio, South Carolina, Texas and Virginia) and have a weighted average initial lease term of approximately 17 years, with multiple renewal options exercisable at the option of the tenants. The investments were funded with approximately $70.0 million from borrowings on our short-term credit facilities, with the issuance of $10.1 million in operating partnership units at an average price of $28.61 per unit, and with cash on hand. During the second quarter, a tenant completed the construction of a new facility, totaling $10 million, on land owned by us. The construction was funded through our construction financing program. We acquired this facility upon completion of construction.

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

During the second quarter, we sold two auto retail locations for approximately $3.5 million to one dealer group, resulting in a combined gain of approximately $315,000 before minority interest. In exchange for the early termination of the leases related to these properties, we received approximately $175,000 in lease termination fees, which was recorded during the second quarter. In addition, we sold five auto retail locations back to a tenant for $6.7 million in net proceeds, consisting of $700,000 in cash and a $6.0 million secured first mortgage note, with additional collateral as well as personal guarantees. The secured mortgage is a three-year, interest-only note. The gain related to this sale, totaling approximately $700,000 before minority interest, has been deferred.

The earnings generated from these real estate dispositions, including the combined recognized gain and lease termination fees, have been reported as discontinued operations.

Since January 1, 2003, we have sold 14 auto retail locations with net proceeds totaling approximately $44.1 million. The following table sets forth the components of discontinued operations related to properties sold subsequent to January 1, 2003 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Revenue:
Rental	$116	$1,122	$654	$2,285
Other	175	151	1,423	191

Total revenue	291	1,273	2,077	2,476

Expenses:
Depreciation	2	256	106	520
Interest	—	326	76	660

Total expenses	2	582	182	1,180

Income from discontinued operations before gain on sale of real estate and minority interest	289	691	1,895	1,296
Gain on sale of real estate	315	29	1,486	75

Income related to discontinued operations before minority interest	604	720	3,381	1,371
Minority interest related to discontinued operations	(107)	(153)	(624)	(304)

Total discontinued operations, net of minority interest	$497	$567	$2,757	$1,067

6.      BALANCE SHEET RESTRUCTURING AND DEBT EXTINGUISHMENT

As previously discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, we completed a significant restructuring of our balance sheet by paying off a portion of our outstanding debt with Ford Motor Credit Corporation (Ford). We repaid approximately $214 million of mortgage debt outstanding with Ford, of which approximately $161 million was variable rate debt, with a weighted average spread over LIBOR of 226 basis points, and approximately $53 million was variable rate debt swapped to fixed rate debt, bearing interest at approximately 7.6%. The net proceeds used to repay the debt were derived from the following sources:

•	On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share, as further described in the Equity Transactions footnote herein;

•	On April 15, 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par, as further described in the Mortgages and Notes Payable footnote herein;

•	On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share, as further described in the Equity Transactions footnote herein; and

•	Approximately $23 million from borrowings on our short-term credit facilities, which were subsequently repaid during the second quarter of 2004, and cash on hand due to the timing of the equity and debt transactions noted above.

As a result of this restructuring, on April 1, 2004, we terminated our $60 million unsecured credit facility, which prohibited the issuance of senior unsecured debt. As of March 31, 2004, the facility had no amounts outstanding and was expected to remain principally unused until its expiration in March 2005.

In May 2004, we repaid the remainder of our outstanding Ford debt totaling approximately $92 million, which had an effective interest rate of approximately 7.84%, and paid the related prepayment penalties totaling approximately $2.2 million. The debt was repaid with a portion of the net proceeds derived from our May 12, 2004 public offering of $110 million of 6% Convertible Notes, as further described in the Mortgages and Notes Payable footnote herein.

As a result of these transactions, we incurred debt extinguishment charges totaling approximately $8.7 million, or $0.20 per share to net income available to common shareholders. The debt extinguishment charges consisted of the following:

•	swap breakage fees totaling approximately $4.0 million related to the repayment of variable rate debt with Ford that had been swapped to a fixed rate;

•	the write-off of deferred loan fees related to the loans that were paid off and the termination of our $60 million unsecured credit facility totaling approximately $2.5 million; and

•	prepayment penalties totaling approximately $2.2 million related to the repayment of the fixed rate debt with Ford.

7.      MORTGAGES AND NOTES PAYABLE

The following is a summary of our total debt outstanding as of June 30, 2004 and December 31, 2003 (dollars in thousands):

		Principal		Principal	Effective	Term/
	Original	Balance as of		Balance as of	Interest	Amortization
Description of Debt	Debt Issued	June 30, 2004		December 31, 2003	Rate*	Schedule

7.59% fixed rate debt due 12/1/08 (1)	38,050	$32,294		$33,046	7.96%	10 yr/17 yr
7.50% fixed rate debt due 8/10/13 (2)	82,600	75,029		75,717	7.62%	12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (3)	11,900	11,831		—	6.17%	10 yr/25 yr
6.77% fixed rate debt due 7/1/14 (4)	20,400	20,230		20,400	6.87%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (5)	325,000	299,532		306,251	7.70%	(5)
Triple Net Lease Mortgage Notes, Series 2003-1 (6)	228,000	220,333		223,469	5.86%	(6)
Various fixed rate debt (7)	160,554	—		145,765	—	(7)

Total Mortgage Fixed Rate Debt		$659,249		$804,648	7.07%

Variable rate debt due 9/29/11 (8)	150,000	—		137,357	—	(8)

Various variable rate debt (9)	155,385	122,565		124,079	3.99%	4.6 to 12 yr/25 to 30 yr

Total Mortgage Variable Rate Debt		$122,565		$261,436	3.87%

TOTAL MORTGAGE DEBT (10)		$781,814		$1,066,084	6.54%

Variable rate debt due 10/2/08 (11)	4,500	4,300		4,425	3.76%	5 yr/ 15 yr
6.75% Monthly Income Notes due 4/15/19 (12)	125,000	125,000	(13)	—	4.15%	(12)
6% Convertible Notes due 5/15/24 (14)	110,000	110,000		—	6.55%	(14)

TOTAL UNSECURED DEBT		$239,300		$4,425	4.98%

$100 million revolving secured facility (15)		47,700		49,326	4.22%	(15)
$100 million revolving secured construction facility (16)		29,310		25,683	4.47%	(16)
$60 million revolving unsecured facility (17)		—		—	—	(17)

TOTAL CREDIT FACILITIES		$77,010		$75,009	4.25%

TOTAL DEBT OUTSTANDING		$1,098,124	(13)	$1,145,518	6.27%

*	For the quarter ended June 30, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(3)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $9.2 million.

(4)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.4 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	146,578	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	67,990	7/15/15
A-3	75,900	75,900	6/15/22

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

(6)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	101,333	9/25/15
A-2	119,000	119,000	3/25/19

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

(7)	This represents debt outstanding with Ford which was repaid during the second quarter of 2004, as further described in the Balance Sheet Restructuring and Debt Extinguishment footnote herein. The debt consisted of approximately $92 million of fixed rate debt at an effective interest rate of 7.84%, scheduled to mature on July 6, 2011, and approximately $53 million of variable rate debt swapped to fixed rate with an effective interest rate of 7.6%, scheduled to mature at the end of 2012.

(8)	This loan, totaling $135.6 million, bearing interest at a spread of 227 basis points over the 30-day LIBOR, was repaid during the second quarter of 2004, as further described in the Balance Sheet Restructuring and Debt Extinguishment footnote herein.

(9)	The loans outstanding bear interest at variable rates ranging from 185 to 357 basis points above the 30-day LIBOR rate or the three-month LIBOR rate and have maturity dates ranging from November 30, 2008 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments, monthly level payments of principal and interest, or interest-only payments until maturity, at which time the loans require final payments totaling approximately $105.0 million. One of these loans, totaling $51.3 million as of June 30, 2004, is cross defaulted with the revolving credit facilities discussed in footnote (15) and (16). Six of these loans totaling $56.3 million as of June 30, 2004 and issued by subsidiaries of the Company, contain acceleration clauses in the event of a material adverse change, which are at the lenders’ discretion. Additionally, on five of the aforementioned loans, the Partnership has partially guaranteed the monetary obligations under the loans limited to approximately $17.3 million as of June 30, 2004. Two of the loans previously outstanding with Ford, totaling approximately $26 million, were repaid during the second quarter of 2004, as further described in the Balance Sheet Restructuring and Debt Extinguishment footnote herein.

(10)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(11)	The loan bears interest equal to the three-month LIBOR rate plus 250 basis points and requires monthly level payments of principal plus interest with a final payment at maturity of approximately $3.0 million.

(12)	On April 15, 2004 we closed on a public offering of $125.0 million 6.75% senior unsecured monthly income notes at par. The notes were issued under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $7.1 million as of June 30, 2004, as further described in the Interest Rate Swaps section herein. Total net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $121 million. The net proceeds were used to pay off a portion of the debt outstanding with Ford (see footnotes (8) and (9)).

(13)	Although the principal balance of the $125.0 million 6.75% senior unsecured monthly income notes was $125.0 million as of June 30, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $7.1 million, representing the change in the fair value of the swap described in footnote (12) and as more fully described in the Interest Rate Swaps section.

(14)	On May 12, 2004, we closed on a public offering of $110.0 million 6% convertible notes. The notes were issued under our 2003 Shelf Registration Statement. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and equivalent to a premium of 30%. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. In accordance with GAAP, the notes will be accounted for as debt, and interest expense recorded, until the conversion of the notes. In addition, the deferred loan fees associated with this debt are being amortized over a five-year period. Total net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $107 million. The net proceeds were used to pay off approximately $92 million of the debt outstanding with Ford and the related prepayment penalties totaling $2.2 million (see footnote (7)), to fund acquisitions and for general corporate purposes.

(15)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of June 30, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 to 315 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(16)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. As of June 30, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 323 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2005, and is renewable annually.

(17)	This facility was terminated on April 1, 2004 because it prohibited the issuance of senior unsecured debt. On April 15, 2004, we closed on the public offering of senior unsecured monthly income notes as further described in footnote (12) above.

The more significant debt covenants related to our mortgage debt, unsecured debt and credit facilities limit our debt to assets ratio and require us to comply with minimum debt service coverage ratios and maximum debt to adjusted net worth and unencumbered assets to unsecured debt ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional debt at those subsidiaries. As of June 30, 2004, we were in compliance with all of the debt covenants related to our mortgage debt, unsecured debt and credit facilities.

Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facilities) as of June 30, 2004 are as follows (in thousands):

For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2004	$14,044	$—	$14,044
2005	29,205	—	29,205
2006	30,959	—	30,959
2007	32,842	—	32,842
2008	34,590	49,331	83,921
Thereafter	369,280	460,863	830,143

Total	$510,920	$510,194	$1,021,114

Interest Rate Swaps

We have entered into interest rate swap arrangements with third parties to manage or hedge our risk related to the effect of interest rate fluctuations on our investment spreads. We do not use derivative instruments for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge. The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swaps were designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective. For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us.

The collateral posted by us related to our hedges, totaling approximately $13.3 million and $12.8 million as of June 30, 2004 and December 31, 2003, respectively, is included in other assets on our consolidated balance sheets.

As of June 30, 2004, we have two interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, with a notional balance totaling approximately $100 million, which we have designated as cash flow hedges. During the second quarter of 2004, we terminated two of the interest rate swap arrangements with notional balances totaling approximately $58 million as part of our debt restructuring, as further described in the Balance Sheet Restructuring and Debt Extinguishment footnote herein. In conjunction with the early termination of these swap arrangements, we incurred swap breakage fees totaling approximately $4.0 million.

For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

The unrealized loss on our cash flow hedges was approximately $5.4 million and $13.5 million as of June 30, 2004 and December 31, 2003, respectively. Total comprehensive income for the three months ended June 30, 2004 and 2003 was approximately $21.4 million and $9.8 million, respectively. Total comprehensive income for the six months ended June 30, 2004 and 2003 was approximately $36.3 million and $20.8 million, respectively.

On March 18, 2004, in conjunction with pricing of the $125 million 6.75% senior unsecured monthly income notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the fixed rate debt effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. At the time we entered into the swap, we had a firm commitment to close the debt on April 15, 2004. Therefore, we hedged our firm commitment and the debt. The swap arrangement has been designated as a fair value hedge.

For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument being hedged is recorded on our consolidated statements of operations. Generally, these amounts offset each other. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease recorded to the carrying value of the debt instrument being hedged on our consolidated balance sheets.

The unrealized loss on our fair value hedge was approximately $7.1 million as of June 30, 2004. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and six months ended June 30, 2004, respectively.

8.      EQUITY TRANSACTIONS

Common Shares

On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $35.0 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to repay $18.0 million of borrowings under our short-term credit facilities and to pay off a portion of the debt outstanding with Ford.

Preferred Shares

On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share. On May 4, 2004, upon exercise of the underwriter’s over-allotment option, we issued an additional 100,000 Series B preferred shares at $25.00 per share. The Series B preferred shares were issued under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $63.2 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Series B Preferred Units in the Partnership. Of the total net proceeds, approximately $53 million was used to pay off a portion of the debt outstanding with Ford and the remaining proceeds were used to fund acquisitions and for general corporate purposes.

The preferred shares are non-voting and redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at our option on or after April 27, 2009, unless in limited circumstances in which early redemption is necessary to preserve our status as a real estate investment trust for federal income tax purposes. The preferred shares have no stated maturity and are not subject to any sinking fund provisions. Additionally, the shares are not convertible into or exchangeable for any other security unless conversion is necessary to maintain our status as a real estate investment trust. Holders of preferred shares are entitled to cumulative cash dividends at a rate of 8% of the $25.00 liquidation preference per year (equivalent to $2.00 per year per share), payable quarterly (when and as declared by the Board of Trustees). In the case of the preferred shares, there are Series B Preferred Units in the Partnership owned by us that carry substantially the same terms.

9.      MINORITY INTEREST

Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Common Units held by the Minority Interest at the end of the period by the total Common Units outstanding at the end of the period, excluding derivative securities. The full redemption amount of the Preferred Units is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in assets and liabilities of the Partnership was 18.3% and 19.3% as of June 30, 2004 and December 31, 2003, respectively.

Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Common Units held by the Minority Interest by the total weighted average number of Common Units outstanding during the period, excluding derivative securities. Income before minority interest is reduced by Preferred Unit dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 17.7% and 21.3% for the three months ended June 30, 2004 and 2003, respectively. The Minority Interest ownership percentage in income of the Partnership was 18.1% and 22.2% for the six months ended June 30, 2004 and 2003, respectively.

Holders of Common Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 8.1 million and 7.9 million Common Units as of June 30, 2004 and December 31, 2003, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Common Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan and its Dividend Reinvestment and Share Purchase Plan, the net proceeds from these issuances are contributed to the Partnership in exchange for Common Units in the Partnership and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

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

A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per common share for the three months and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Income from continuing operations	$10,579	$12,144	$26,865	$23,580
Preferred share dividends	(2,776)	—	(4,628)	—

Income from continuing operations used to calculate basic earnings per common share	7,803	12,144	22,237	23,580
Impact of dilutive securities	17	79	99	115

Income from continuing operations used to calculate diluted earnings per common share	$7,820	$12,223	$22,336	$23,695

Basic earnings per common share	$0.22	$0.40	$0.63	$0.80
Diluted earnings per common share	$0.21	$0.39	$0.63	$0.78

Net income available to common shareholders	$8,300	$12,711	$24,994	$24,647
Impact of dilutive securities	18	82	119	171

Net income used to calculate diluted earnings per common share	$8,318	$12,793	$25,113	$24,818

Basic earnings per common share	$0.23	$0.41	$0.71	$0.84
Diluted earnings per common share	$0.23	$0.40	$0.71	$0.82

Weighted average shares:
Common shares outstanding used to compute basic earnings per common share	36,057	30,670	35,053	29,481
Impact of dilutive securities	444	948	534	937

Common shares outstanding used to compute diluted earnings per common share	36,501	31,618	35,587	30,418

11.      DIVIDENDS DECLARED PER SHARE

The following table summarizes any activity related to our dividends during the six months ended June 30, 2004:

	Record Date	Date Payable	Per Share
Series A Preferred Shares:
December 11, 2003 - January 31, 2004 (1)	February 2, 2004	February 17, 2004	$0.26042
February 1, 2004 - April 30, 2004	May 3, 2004	May 17, 2004	$0.46875
May 1, 2004 - July 31, 2004	August 2, 2004	August 16, 2004	$0.46875

Series B Preferred Shares:
April 27, 2004 - July 31, 2004 (1)	August 2, 2004	August 16, 2004	$0.52220

Common Shares:
Fourth Quarter 2003	February 9, 2004	February 19, 2004	$0.41650
First Quarter 2004	May 10, 2004	May 20, 2004	$0.42000
Second Quarter 2004	August 9, 2004	August 20, 2004	$0.42300

(1)	Initial dividend payment was prorated from the original issuance date through the date indicated.

12.      LEGAL PROCEEDINGS

We are engaged in litigation relating to the activities of Michael Burkitt, a former employee who left to become President, Chief Executive Officer, and a member of the board of directors of Milestone Realty Trust, a Maryland corporation, which we refer to as Milestone. We filed a motion for judgment in the Circuit Court of Fairfax County, Virginia against Mr. Burkitt seeking injunctive relief, punitive damages and actual damages resulting from Mr. Burkitt’s alleged misappropriation of our trade secrets, breaches of his fiduciary duties to us, and his misstatements to third parties regarding his role and activities as an employee of ours.

Milestone, together with three of its sponsors and investors, then filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital. On April 6, 2004, the Dallas District Court issued a temporary restraining order, prohibiting us, our officers, employees, agents, and all other persons acting with us from contacting or attempting to contact, verbally or in writing, any representative of any entity that may be an investor or seller of real property to Milestone, for the purpose of disparaging Milestone, its officers and affiliates by untruthful statements and innuendoes or accusations. The order has been extended by mutual agreement. We believe that the issuance of a temporary injunction to this effect has not and will not affect our operations adversely. In connection with this suit, we and the plaintiffs engaged in mediation in Dallas, Texas, on April 19, 2004, which did not result in a settlement.

On June 25, 2004, the Circuit Court of Fairfax County granted us permission to amend our motion for judgment and add new parties. We have added Milestone, The Staubach Company, Staubach Retail Services, Inc., Cypress Equities, L.L.C., Presidio Financial Partners, L.L.C., and John Geller (who resigned from his position at Ernst & Young LLP, where he served as our audit partner, to become the Chief Financial Officer of Milestone) as defendants and Capital Automotive L.P. as co-plaintiff to our Fairfax, Virginia suit for misappropriation of trade secrets, breaches of fiduciary duty, tortuous interference with CARS’ business relationships, and conspiracies to injure CARS in its reputation, trade, business, and profession. We are seeking $250,000,000 in compensatory and punitive damages, and three-fold damages pursuant to Virginia’s conspiracy statute, and injunctive relief pursuant to the Virginia Uniform Trade Secrets Act.

Although no assurance can be provided with respect to any litigation, we believe that the allegations against us in the Texas petition are without merit and that we have meritorious defenses to the claims made in the petition. We intend to prosecute our case and defend ourselves vigorously, and management does not anticipate that the litigation will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of our recent developments beginning on page 26. In the next section, beginning on page 28, we discuss our results of operations for the periods presented. We then provide, beginning on page 32, an analysis of our liquidity and capital resources, including discussions of our cash flows, financing strategy, debt arrangements, sources of capital and financial commitments. Finally, on page 43, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

The MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto appearing in Item 1 of this report, disclosures about our market risk appearing in Item 3 of this report and the subsection captioned “Forward-Looking Statements” herein.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties and (ii) the term dealer group, tenant or operators of dealerships to refer to the persons and companies that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of June 30, 2004, we had invested more than $2.0 billion in 330 properties located in 31 states, consisting of approximately 2,480 acres of land and containing approximately 14.2 million square feet of buildings and improvements. Our tenants operate 473 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended June 30, 2004 of approximately 17.0 years), with our entire portfolio having a weighted average initial lease term of approximately 14.9 years. As of June 30, 2004, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

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

RECENT DEVELOPMENTS

Real Estate Investments

During the second quarter, we increased our real estate investments by approximately $120.4 million, bringing the total increase in investments for the year to $144.2 million.

Property Investments

During the second quarter, we completed approximately $126 million in real estate investments, including sale-leaseback financing on 14 auto retail properties to six dealer groups, including two new tenants. These dealer groups consist primarily of Top 100 dealer groups, both private and publicly-traded. Also included in the second quarter investments was approximately $18 million in construction improvements, transacted with six existing tenants. Several of the properties acquired this quarter will undergo major renovations by the tenants over the next 12 to 24 months, which we have committed up to $75 million to fund. The second quarter real estate investments contain 28 automotive franchises located in 13 states (California, Florida, Georgia, Illinois, Louisiana, Maryland, Michigan, New Jersey, North Carolina, Ohio, South Carolina, Texas and Virginia) and have a weighted average initial lease term of approximately 17 years, with multiple renewal options exercisable at the option of the tenants. The investments were funded with approximately $70.0 million from borrowings on our short-term credit facilities, with the issuance of $10.1 million in operating partnership units at an average price of $28.61 per unit, and with cash on hand. During the second quarter, a tenant completed the construction of a new facility, totaling $10 million, on land owned by us. The construction was funded through our construction financing program. We acquired this facility upon completion of construction.

Property Dispositions

During the second quarter, we sold two auto retail locations, for approximately $3.5 million, to one dealer group, resulting in a combined gain of approximately $315,000 before minority interest. In exchange for early termination of the leases related to these properties, we received approximately $175,000 in lease termination fees, which was recorded during the second quarter. In addition, we sold five auto retail locations back to a tenant for $6.7 million in net proceeds, consisting of $700,000 in cash and a $6 million secured first mortgage note, with additional collateral as well as personal guarantees. The secured mortgage is a three-year, interest-only note. The gain related to this sale, totaling approximately $700,000 before minority interest, has been deferred. The earnings generated from these real estate dispositions, including the combined recognized gain and the lease termination fees, have been reported as discontinued operations.

Financing

Balance Sheet Restructuring and Extinguishment of Debt

As previously discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, we completed a significant restructuring of our balance sheet by paying off a portion of our outstanding debt with Ford Motor Credit Corporation (Ford). We repaid approximately $214 million of mortgage debt outstanding with Ford, of which approximately $161 million was variable rate debt, with a weighted average spread over LIBOR of 226 basis points, and approximately $53 million was variable rate debt swapped to fixed rate debt, bearing interest at approximately 7.6%. The net proceeds used to repay the debt were derived from the following sources:

•	On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share, as further described in the “Liquidity and Capital Resources — Equity Offerings” section herein;

•	On April 15, 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par, as further described in the “Liquidity and Capital Resources — Mortgages and Notes Payable” section herein;

•	On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share, as further described in the “Liquidity and Capital Resources — Equity Offerings” section herein; and

•	Approximately $23 million from borrowings on our short-term credit facilities, which were subsequently repaid during the second quarter of 2004, and cash on hand due to the timing of the equity and debt transactions noted above.

As a result of this restructuring, on April 1, 2004, we terminated our $60 million unsecured credit facility, which prohibited the issuance of senior unsecured debt. As of March 31, 2004, the facility had no amounts outstanding and was expected to remain principally unused until its expiration in March 2005.

In May 2004, we repaid the remainder of our outstanding Ford debt totaling approximately $92 million, which had an effective interest rate of approximately 7.84%, and incurred related prepayment penalties totaling approximately $2.2 million. The debt and prepayment penalties were paid with a portion of the net proceeds derived from our May 12, 2004 public offering of $110 million of 6% Convertible Notes, as further described in the “Liquidity and Capital Resources — Mortgages and Notes Payable” section herein.

As a result of these transactions, we incurred a debt extinguishment charge totaling approximately $8.7 million, or $0.20 per share to net income available to common shareholders. The debt extinguishment charge consisted of: (i) swap breakage fees totaling approximately $4.0 million related to the repayment of variable rate debt with Ford that had been swapped to a fixed rate; (ii) the write-off of deferred loan fees related to the loans that were paid off and the termination of our $60 million unsecured credit facility totaling approximately $2.5 million; and (iii) prepayment penalties totaling approximately $2.2 million related to the repayment of the fixed rate debt with Ford.

By completing the restructuring during the second quarter of 2004, we significantly improved our balance sheet flexibility while continuing our strategy of match-funding our debt with our leases. Specifically, we accomplished the following:

•	Replaced $306 million of secured financing with unsecured financing and equity capital;

•	Reduced our long-term variable rate debt by approximately $60 million;

•	Increased our unencumbered assets. As of June 30, 2004, our encumbered assets totaled nearly $800 million;

•	Reduced future amortization requirements by approximately $81 million over the remaining terms of the repaid debt, including approximately $12 million in amortization previously scheduled within the next twelve months. This also improved our overall leverage and debt service and fixed charge coverage ratios; and

•	Extended the weighted average remaining term of our long-term debt.

Shelf Registration

On June 4, 2004, we filed a shelf registration statement, which we refer to as the 2004 Shelf Registration Statement, with the SEC relating to the future offering of up to an aggregate of $600 million of common shares, preferred shares, depositary shares, debt securities and warrants exercisable for common or preferred shares. The 2004 Shelf Registration includes approximately $64.2 million available under our shelf registration statement filed with the SEC on March 2, 1999 as well as approximately $1.5 million available under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement, for the issuance of securities. We believe the 2004 Shelf Registration Statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of June 30, 2004, we had not issued any securities pursuant to the 2004 Shelf Registration Statement and, thus, $600 million was available under the 2004 Shelf Registration Statement for the issuance of securities.

RESULTS OF OPERATIONS

Revenue

This section should be read in conjunction with the section captioned “Variable Rate Lease Program” herein.

	For the three months			For the six months
(dollars in	ended June 30,		%	ended June 30,		%
thousands)	2004	2003	Change	2004	2003	Change
Revenue
Rental	$48,423	$40,964	18%	$95,722	$80,047	20%
Interest and other	588	415	42%	1,558	638	144%

Total	$49,011	$41,379	18%	$97,280	$80,685	21%

Rental. The increase in rental revenue from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was primarily attributable to the growth of our real estate portfolio from property acquisitions from which we generate our rental income. The following table demonstrates the growth of our real estate portfolio for the periods indicated. Excluded in the periods presented are property dispositions that have occurred through June 30, 2004. The results of operations related to these properties were reclassified from rental revenue to discontinued operations for all periods presented as further described under the “Discontinued Operations” section herein.

	Real Estate before
	Accumulated			Total Square
	Depreciation (in	Number of	Total Land	Footage (in
As of	thousands)	Properties	Acreage	millions)
December 31, 2002	$1,527,911	275	2,022	11.5
June 30, 2003	1,633,917	292	2,167	12.2
December 31, 2003	1,830,553	312	2,283	13.2
June 30, 2004	2,036,356	330	2,480	14.2

The increase in rental income was also attributable to an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

Interest and Other. The increase in interest and other income from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was primarily due to interest earned on notes or construction advances secured by real estate funded during the previous twelve months. Notes and construction advances totaled $13.4 million as of June 30, 2004. Included in interest income for the six months ended June 30, 2004 is interest earned on a $25.5 million note secured by real estate issued in the fourth quarter of 2003 that was repaid at the end of the first quarter of 2004.

Expenses

	For the three months			For the six months
	ended June 30,		%	ended June 30,		%
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Expenses
Depreciation and amortization	$8,981	$7,420	21%	$17,700	$14,585	21%
General and administrative	2,994	2,393	25%	5,735	4,626	24%
Interest	16,067	16,137	0%	33,297	31,180	7%
Debt extinguishment charge	8,712	—	100%	8,712	—	100%

Total	$36,754	$25,950	42%	$65,444	$50,391	30%

Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during the periods indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue — Rental” above, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses increased from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 due primarily to:

•	an increase in professional services resulting in higher legal and accounting fees;

•	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees; and

•	an increase in state and local taxes and registration fees due to the growth in our real estate portfolio as well as changes in state tax laws.

Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

	Principal Balance as of June 30,			Effective Interest Rate for the			Effective Interest Rate for the Six
	(in thousands)			Three Months Ended June 30*,			Months Ended June 30*,
	Fixed	Variable		Fixed	Variable		Fixed	Variable
Year	Rate Debt	Rate Debt	Total	Rate Debt	Rate Debt	Total	Rate Debt	Rate Debt	Total
2003	$799,704	$244,498	$1,044,202	7.17%	3.92%	6.45%	7.36%	4.07%	6.35%
2004	794,249	303,875	1,098,124	7.02%	3.73%	6.27%	7.10%	3.74%	6.26%

*	Includes deferred loan fees amortized over the life of the loans.

Interest expense for the three months ended June 30, 2003 was slightly higher than the three months ended June 30, 2004. Although our overall debt increased from new debt issuances and borrowings on our credit facilities, which was primarily obtained to fund real estate investments, our effective interest rate decreased to 6.27% for the second quarter of 2004 from 6.45% for the same quarter in the prior year, primarily due to our balance sheet restructuring, as further described in the “Recent Developments” section herein. In addition, the borrowings on our short-term revolving credit facilities, totaling $77 million, which were primarily used to fund acquisitions, occurred at the end of the quarter thereby having a minimal impact on interest expense.

The increase in interest expense from the six months ended June 30, 2003 to the six months ended June 30, 2004 is primarily due to an increase in our overall debt during the past 18 months, which was primarily obtained to fund our investments in real estate during that time period, as well as the conversion of approximately $200 million of variable rate debt to fixed rate debt at the end of the first quarter of 2003. During 2003, we completed a $228 million debt securitization, at an effective rate of 5.86%, in order to lock in rates during the low interest rate environment. The net proceeds from the debt securitization were primarily used to pay down borrowings on our short-term revolving credit facilities and to pay off short-term variable rate mortgage debt. As the debt was issued at the end of the first quarter of 2003, the conversion from variable to fixed rate debt had little impact on interest expense for that period, but resulted in an increase in interest expense in subsequent periods. The increase in interest expense was partially offset by a decrease in our effective rate for the six months ended June 30, 2004, as compared to the same period in prior year as noted above.

Debt Extinguishment Charge. Debt extinguishment expenses for the three and six months ended June 30, 2004 totaled approximately $8.7 million. The expenses are attributable to the balance sheet restructuring that was completed during the second quarter of 2004, as further described in the “Recent Developments” section herein. The debt extinguishment charge consisted of (i) swap breakage fees totaling approximately $4.0 million related to the repayment of variable rate debt with Ford that had been swapped to a fixed rate; (ii) the write-off of deferred loan fees related to the loans that were paid off and the termination of our $60 million unsecured credit facility totaling approximately $2.5 million; and (iii) prepayment penalties totaling approximately $2.2 million related to the repayment of the fixed rate debt with Ford.

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

Since January 1, 2003, we have sold 14 auto retail locations with net proceeds totaling approximately $44.1 million.

The following table sets forth the components of discontinued operations related to properties sold subsequent to January 1, 2003 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Revenue:
Rental	$116	$1,122	$654	$2,285
Other	175	151	1,423	191

Total revenue	291	1,273	2,077	2,476

Expenses:
Depreciation	2	256	106	520
Interest	—	326	76	660

Total expenses	2	582	182	1,180

Income from discontinued operations before gain on sale of real estate and minority interest	289	691	1,895	1,296
Gain on sale of real estate	315	29	1,486	75

Income related to discontinued operations before minority interest	604	720	3,381	1,371
Minority interest related to discontinued operations	(107)	(153)	(624)	(304)

Total discontinued operations, net of minority interest	$497	$567	$2,757	$1,067

Preferred Share Dividends

The increase represents the dividends for the three months and six months ended June 30, 2004 related to the 7 1/2% Series A Cumulative Redeemable Preferred Shares issued on December 11, 2003 and the 8% Series B Cumulative Redeemable Preferred Shares issued on April 27, 2004. There were no Series A or Series B preferred share dividends for the three months and six months ended June 30, 2003.

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

Substantially all of our properties are leased to tenants under long-term, triple-net leases. Because triple-net leases typically require the tenant to pay all operating expenses of a property, our exposure to rising property expenses due to inflation is reduced.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $15.4 million and $9.7 million at June 30, 2004 and June 30, 2003, respectively.

The changes in cash and cash equivalents during the six months ended June 30, 2004 and 2003 were attributable to operating, investing and financing activities, as described below.

	Six Months Ended June 30,

(dollars in thousands)	2004	2003
Cash provided by operating activities	$58,071	$46,979
Cash used in investing activities	(137,023)	(104,418)
Cash provided by financing activities	80,996	59,651

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

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2004 primarily reflects:

•	$272.2 million of proceeds received from our offering of 6.75% senior unsecured monthly income notes, our offering of 6% convertible notes and mortgage debt that closed during the period;

•	$120.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$101.5 million of proceeds received from the issuance of common shares, net of costs;

•	$63.2 million of proceeds received from our offering of 8% Series B Cumulative Redeemable Preferred Shares, net of costs; and

•	the decrease in restricted cash totaling $5.6 million.

The cash provided by financing activities was partially offset by:

•	the repayment of mortgage debt totaling $306.0 million;

•	the repayment of borrowings on our revolving credit facilities totaling $118.0 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $33.6 million;

•	payments of principal on outstanding mortgage debt totaling $15.6 million; and

•	payments for debt issuance costs totaling $8.2 million.

Cash provided by financing activities for the six months ended June 30, 2003 primarily reflects:

•	$234.5 million of proceeds received from mortgage debt that closed during the period;

•	$69.3 million of proceeds received from the issuance of common shares, net of costs; and

•	$28.0 million of proceeds received from borrowings on our revolving credit facilities.

The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $121.5 million;

•	the repayment of mortgage debt totaling $91.6 million;

•	distributions made to common shareholders and minority partners during the period totaling $28.9 million;

•	payments of principal on outstanding mortgage debt totaling $14.9 million;

•	the increase in restricted cash totaling $8.5 million; and

•	payments for debt issuance costs totaling $6.6 million.

Financing Strategy

Our objective is to have consistent access to long and short-term debt and equity at costs efficient to run our business and produce the highest returns. We typically fund our short-term liquidity requirements through available cash or one of our revolving credit facilities. As of June 30, 2004, we had two facilities, which provided short-term borrowing capacity of $200 million, of which $123 million was available as of June 30, 2004. Periodically, in order to more closely match the term and the interest rate nature (fixed or variable rate) of our debt with that of our leases, we replace our short-term debt using the proceeds of long-term debt or equity.

During the second quarter of 2004, we completed a significant restucturing of our balance sheet by paying off a portion of our outstanding debt with Ford, which has improved our balance sheet flexibility while continuing our strategy of match-funding our debt to our leases. A description of the debt restructuring and the impact to our balance sheet is included in the “Recent Developments” section herein. In conjunction with the restructuring, on April 1, 2004, we terminated our $60 million revolving unsecured credit facility because it prohibited the issuance of senior unsecured debt.

We are currently negotiating an unsecured revolving credit and term loan facility (Facility) to replace the credit facility we terminated in April 2004 and to refinance certain of our existing secured debt. The Facility is anticipated to be syndicated with multiple participating financial institutions including several new funding sources for us. The revolving credit portion of the Facility is anticipated to be $200 million with an option to increase it to $350 million during the three-year term. The term loan portion of the Facility is anticipated to be a $150 million five-year unsecured term loan. Pricing for the Facility, which adjusts over time based on our leverage or our debt rating, if elected, is expected to be at 145 basis points over LIBOR based on our projected leverage at closing. We anticipate closing the Facility during the third quarter of 2004. We have continued to use our secured lines of credit while negotiating the Facility.

Our long-term liquidity requirements are financed with both long-term debt and equity. When accessing the capital markets, our objective is to improve the strength and flexibility of our balance sheet while providing accretion to our shareholders.

We use a disciplined approach of matching the term and interest rate nature (fixed or variable rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding”, to substantially lock in our investment spreads during the initial lease term. As of June 30, 2004, our leases had a weighted average remaining term of 11.7 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our long-term debt had a weighted average remaining term of 10.8 years and our earliest meaningful long-term debt maturity was not until 2009. As of June 30, 2004, our total outstanding debt (including borrowings on our credit facilities) equaled approximately 54% of our total real estate investments and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 86%.

As of June 30, 2004, our total outstanding fixed rate debt equaled approximately 49% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 11.7 years and the weighted average remaining term of our outstanding fixed rate debt was 10.9 years. As a result, our fixed rate leases and debt were 93% match-funded. Our total outstanding variable rate debt equaled approximately 72% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 12.0 years and the weighted average remaining term of our outstanding variable rate debt was 8.0 years. As a result, variable rate leases and our variable rate debt were 66% match-funded.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of June 30, 2004, our debt to assets ratio was approximately 52% and our debt to total market capitalization was approximately 43%.

In light of our current financial position, we believe that we will be able to obtain additional financing for our short-term and long-term liquidity requirements as further described in the “Liquidity Requirements” section herein. We have used and may continue to use interest rate swap arrangements to manage interest rate risk and to match-fund our debt to our leases. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

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

The following table sets forth certain information regarding our variable rate leases and debt as of the periods indicated (dollars in thousands):

		Percent of our
	Total Real	Portfolio		Average One-	Average One-
	Estate Subject	Subject to	Total Variable	Month LIBOR	Month LIBOR
	to Variable	Variable Rate	Rate Debt	for the three	for the six
Period	Rate Leases	Leases	Outstanding (1)	months ended	months ended

June 30, 2003	$410,431	24%	$244,498	1.26%	1.30%
June 30, 2004	424,169	21%	303,875	1.15%	1.13%

(1) Includes amounts outstanding on our revolving credit facilities totaling $17.6 million and $77.0 as of June 30, 2003 and June 30 2004, respectively.

As further described in the “Financing Strategy” section above, the match-funding of our variable rate lease portfolio with variable rate debt furthers our strategy of substantially locking in our investment spreads over the initial term of our leases. In addition, the minimum lease rates built into the majority of our variable rate leases protect our investment returns as interest rates decline and allow us to realize additional spread during the current low interest rate environment. To illustrate, during the past 18 months, as LIBOR has decreased, the interest expense on our variable rate debt has also decreased. However, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period as the minimum lease rates were in effect at these LIBOR levels. Because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%, at which time the lease rates will rise above our minimum lease rates. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

Mortgages and Notes Payable

The following is a summary of our total debt outstanding as of June 30, 2004 and December 31, 2003 (dollars in thousands):

		Principal		Principal	Effective	Term/
	Original	Balance as of		Balance as of	Interest	Amortization
Description of Debt	Debt Issued	June 30, 2004		December 31, 2003	Rate*	Schedule

7.59% fixed rate debt due 12/1/08 (1)	38,050	$32,294		$33,046	7.96%	10 yr/17 yr
7.50% fixed rate debt due 8/10/13 (2)	82,600	75,029		75,717	7.62%	12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (3)	11,900	11,831		—	6.17%	10 yr/25 yr
6.77% fixed rate debt due 7/1/14 (4)	20,400	20,230		20,400	6.87%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (5)	325,000	299,532		306,251	7.70%	(5)
Triple Net Lease Mortgage Notes, Series 2003-1 (6)	228,000	220,333		223,469	5.86%	(6)
Various fixed rate debt (7)	160,554	—		145,765	—	(7)

Total Mortgage Fixed Rate Debt		$659,249		$804,648	7.07%

Variable rate debt due 9/29/11 (8)	150,000	—		137,357	—	(8)

Various variable rate debt (9)	155,385	122,565		124,079	3.99%	4.6 to 12 yr/25 to 30 yr

Total Mortgage Variable Rate Debt		$122,565		$261,436	3.87%

TOTAL MORTGAGE DEBT (10)		$781,814		$1,066,084	6.54%

Variable rate debt due 10/2/08 (11)	4,500	4,300		4,425	3.76%	5 yr/ 15 yr
6.75% Monthly Income Notes due 4/15/19 (12)	125,000	125,000	(13)	—	4.15%	(12)
6% Convertible Notes due 5/15/24 (14)	110,000	110,000		—	6.55%	(14)

TOTAL UNSECURED DEBT		$239,300		$4,425	4.98%

$100 million revolving secured facility (15)		47,700		49,326	4.22%	(15)
$100 million revolving secured construction facility (16)		29,310		25,683	4.47%	(16)
$60 million revolving unsecured facility (17)		—		—	—	(17)

TOTAL CREDIT FACILITIES		$77,010		$75,009	4.25%

TOTAL DEBT OUTSTANDING		$1,098,124	(13)	$1,145,518	6.27%

*	For the quarter ended June 30, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	The loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(3)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $9.2 million.

(4)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.4 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	146,578	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	67,990	7/15/15
A-3	75,900	75,900	6/15/22

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

(6)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	101,333	9/25/15
A-2	119,000	119,000	3/25/19

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

(7)	This represents debt outstanding with Ford which was repaid during the second quarter of 2004, as further described in the “Recent Developments” section herein. The debt consisted of approximately $92 million of fixed rate debt at an effective interest rate of 7.84%, scheduled to mature on July 6, 2011, and approximately $53 million of variable rate debt swapped to fixed rate with an effective interest rate of 7.6%, scheduled to mature at the end of 2012.

(8)	This loan, totaling $135.6 million, bearing interest at a spread of 227 basis points over the 30-day LIBOR, was repaid during the second quarter of 2004, as further described in the “Recent Developments” section herein.

(9)	The loans outstanding bear interest at variable rates ranging from 185 to 357 basis points above the 30-day LIBOR rate or the three-month LIBOR rate and have maturity dates ranging from November 30, 2008 to June 2, 2015. The terms of the various loans require either quarterly interest and level principal payments, monthly level payments of principal and interest, or interest-only payments until maturity, at which time the loans require final payments totaling approximately $105.0 million. One of these loans, totaling $51.3 million as of June 30, 2004, is cross defaulted with the revolving credit facilities discussed in footnote (15) and (16). Six of these loans totaling $56.3 million as of June

30, 2004 and issued by subsidiaries of the Company, contain acceleration clauses in the event of a material adverse change, which are at the lenders’ discretion. Additionally, on five of the aforementioned loans, the Partnership has partially guaranteed the monetary obligations under the loans limited to approximately $17.3 million as of June 30, 2004. Two of the loans previously outstanding with Ford, totaling approximately $26 million, were repaid during the second quarter of 2004, as further described in the “Recent Developments” section herein.

(10)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(11)	The loan bears interest equal to the three-month LIBOR rate plus 250 basis points and requires monthly level payments of principal plus interest with a final payment at maturity of approximately $3.0 million.

(12)	On April 15, 2004 we closed on a public offering of $125.0 million 6.75% senior unsecured monthly income notes at par. The notes were issued under our 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $7.1 million as of June 30, 2004, as further described in the “Interest Rate Swaps” section herein. Total net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $121 million. The net proceeds were used to pay off a portion of the debt outstanding with Ford (see footnotes (8) and (9)).

(13)	Although the principal balance of the $125.0 million 6.75% senior unsecured monthly income notes was $125.0 million as of June 30, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $7.1 million, representing the change in the fair value of the swap described in footnote (12) and as more fully described in the Interest Rate Swap section.

(14)	On May 12, 2004, we closed on a public offering of $110 million 6% convertible notes. The notes were issued under our 2003 Shelf Registration Statement. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and equivalent to a premium of 30%. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. In accordance with GAAP, the notes will be accounted for as debt, and interest expense recorded, until the conversion of the notes. In addition, the deferred loan fees associated with this debt are being amortized over a five-year period. Total net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $107 million. The net proceeds were used to pay off approximately $92 million of the debt outstanding with Ford and the related prepayment penalties totaling $2.2 million (see footnote (7)), to fund acquisitions and for general corporate purposes.

(15)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. As of June 30, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 300 to 315 basis points. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(16)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. As of June 30, 2004, the borrowings under the facility bear interest equal to the 30-day LIBOR rate plus 323 basis points. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2005, and is renewable annually.

(17)	This facility was terminated on April 1, 2004 because it prohibited the issuance of senior unsecured debt. On April 15, 2004, we closed on the public offering of senior unsecured monthly income notes as further described in footnote (12) above.

The more significant debt covenants related to our mortgage debt, unsecured debt and credit facilities limit our debt to assets ratio and require us to comply with minimum debt service coverage ratios and maximum debt to adjusted net worth and unencumbered assets to unsecured debt ratios. Several of our loan agreements contain no financial covenants; however, there are negative covenants relating to customary items such as operation and maintenance of the properties securing the loans and limitations on issuing additional debt at those subsidiaries. As of June 30, 2004, we were in compliance with all of the debt covenants related to our mortgage debt, unsecured debt and credit facilities.

Interest Rate Swaps

We have entered into interest rate swap arrangements with third parties to manage or hedge our risk related to the effect of interest rate fluctuations on our investment spreads. We do not use derivative instruments for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge. The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swaps were designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective. For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us.

The collateral posted by us related to our hedges, totaling approximately $13.3 million and $12.8 million as of June 30, 2004 and December 31, 2003, respectively, is included in other assets on our consolidated balance sheets.

As of June 30, 2004, we have two interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, with a notional balance totaling approximately $100 million, which we have designated as cash flow hedges. During the second quarter of 2004, we terminated two of the interest rate swap arrangements with notional balances totaling approximately $58 million as part of our debt restructuring, as further described in the “Recent Developments” section herein. In conjunction with the early termination of these swap arrangements, we incurred swap breakage fees totaling approximately $4.0 million.

For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

The unrealized loss on our cash flow hedges was approximately $5.4 million and $13.5 million as of June 30, 2004 and December 31, 2003, respectively. Total comprehensive income for the three months ended June 30, 2004 and 2003 was approximately $21.4 million and $9.8 million, respectively. Total comprehensive income for the six months ended June 30, 2004 and 2003 was approximately $36.3 million and $20.8 million, respectively.

On March 18, 2004, in conjunction with pricing of the $125 million 6.75% senior unsecured monthly income notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the fixed rate debt effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. At the time we entered into the swap, we had a firm commitment to close the debt on April 15, 2004. Therefore, we hedged our firm commitment and the debt. The swap arrangement has been designated as a fair value hedge.

For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument being hedged is recorded on our consolidated statements of operations. Generally, these amounts offset each other. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease recorded to the carrying value of the debt instrument being hedged on our consolidated balance sheets.

The unrealized loss on our fair value hedge was approximately $7.1 million as of June 30, 2004. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and six months ended June 30, 2004, respectively.

Equity Offerings

On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share under our 2003 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $35.0 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to repay $18.0 million of borrowings under our short-term credit facilities and to pay off a portion of the debt outstanding with Ford.

On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share. On May 4, 2004, upon exercise of the underwriter’s over-allotment option, we issued an additional 100,000 Series B preferred shares at $25.00 per share. The Series B preferred shares were issued under our 2003 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $63.2 million. We contributed the net proceeds of the offering to the Partnership in exchange for Series B Preferred Units in the Partnership. Of the total net proceeds, approximately $53 million was used to pay off a portion of the debt outstanding with Ford and the remaining proceeds were used to fund acquisitions and for general corporate purposes.

The preferred shares are non-voting and redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at our option on or after April 27, 2009, unless in limited circumstances in which early redemption is necessary to preserve our status as a real estate investment trust for federal income tax purposes. The preferred shares have no stated maturity and are not subject to any sinking fund provisions. Additionally, the shares are not convertible into or exchangeable for any other security unless conversion is necessary to maintain our status as a real estate investment trust. Holders of preferred shares are entitled to cumulative cash dividends at a rate of 8% of the $25.00 liquidation preference per year (equivalent to $2.00 per year per share), payable quarterly (when and as declared by the Board of Trustees). In the case of the preferred shares, there are Series B Preferred Units in the Partnership owned by us that carry substantially the same terms.

On June 4, 2004, we filed our 2004 Shelf Registration Statement with the SEC relating to the future offering of up to an aggregate of $600 million of common shares, preferred shares, depositary shares, debt securities and warrants exercisable for common or preferred shares, as further described in the “Recent Developments” section herein.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners and amounts required for additional property acquisitions, facility improvement fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property acquisitions, facility improvement fundings and construction financings) through cash provided from operations and our existing and new revolving credit facilities. We anticipate that any additional acquisitions of properties, facility improvement fundings and construction financings during the next 12 months will be funded with long-term secured and unsecured debt and the issuance of common or preferred equity, each of which may be initially funded with our existing or new revolving credit facilities. Acquisitions of properties, facility improvement fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

Included in our short-term liquidity requirements is the repayment of approximately $77.0 million of borrowings outstanding on our revolving credit facilities as of June 30, 2004. Subsequent to June 30, 2004, we repaid $34 million of the borrowings outstanding and will repay the remainder with funds expected to be available to us under a new credit facility expected to close during the third quarter of 2004, as further described below. Properties are eligible within the borrowing base of our credit facilities for 150 days to twelve months, unless extended by us and the lender, and therefore we are generally required to repay these borrowings within twelve months. As further described under our “Financing Strategy” section herein, on April 1, 2004, we terminated our $60 million revolving unsecured credit facility because it prohibited the issuance of senior unsecured debt. We are currently negotiating an unsecured revolving credit and term loan facility to replace this credit facility and to refinance certain of its existing secured debt, as further described in the “Financing Strategy” section herein.

As of June 30, 2004, long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for acquisitions of properties, facility improvement fundings and construction financings. We expect to meet our long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facilities) as of June 30, 2004 are as follows (in thousands):

For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2004	$14,044	$—	$14,044
2005	29,205	—	29,205
2006	30,959	—	30,959
2007	32,842	—	32,842
2008	34,590	49,331	83,921
Thereafter	369,280	460,863	830,143

Total	$510,920	$510,194	$1,021,114

Facility Improvements and Construction Financing Commitments

We currently have contractual commitments for future facility improvements and construction financings with several large tenants on properties we currently own. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of June 30, 2004, these commitments totaled approximately $141 million. The majority of these projects are expected to be completed during the next two years.

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

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended June 30, 2004, we issued approximately 107,700 common shares under the DRIP, totaling approximately $2.7 million. For the six months ended June 30, 2004, we issued approximately 200,000 common shares under the DRIP, totaling approximately $5.8 million.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the six months ended June 30, 2004, no common shares were repurchased. From the inception of the common share repurchase program through June 30, 2004, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Common Units from us for equivalent purchase prices.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the revised definition adopted in April 2002 by NAREIT and as presented by us, is net income, computed in accordance with GAAP, plus depreciation and amortization of assets unique to the real estate industry, plus minority interest related to income from continuing operations and income from discontinued operations, and excluding gains from the sales of property, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The following table reconciles FFO, FFO available to common shareholders and FFO per common share for the three months and six months ended June 30, 2004 and 2003 to their most directly comparable GAAP measures, net income and net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$11,076	$12,711	$29,622	$24,647

Real estate depreciation and amortization	8,967	7,658	17,772	15,065

Minority interest related to income from continuing operations and income from discontinued operations	1,729	3,432	5,321	7,001

Gain on sale of real estate	(259)	(23)	(1,212)	(58)

FFO	21,513	23,778	51,503	46,655

Preferred share dividends	(2,776)	—	(4,628)	—

FFO available to common shareholders	$18,737	$23,778	$46,875	$46,655

Weighted average number of common shares used to compute basic net income per common share	36,057	30,670	35,053	29,481

Weighted average number of common shares used to compute fully diluted net income per common share	36,501	31,618	35,587	30,418

Weighted average number of common shares and units used to compute basic FFO per common share	43,822	38,970	42,822	37,873

Weighted average number of common shares and units used to compute fully diluted FFO per common share	44,265	39,918	43,356	38,811

Basic net income per common share	$0.23	$0.41	$0.71	$0.84

Diluted net income per common share	$0.23	$0.40	$0.71	$0.82

Basic FFO per common share	$0.43	$0.61	$1.09	$1.23

Diluted FFO per common share	$0.42	$0.60	$1.08	$1.20

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events, and should be read together with our other filings under the Securities Act and the Exchange Act, including the risks and other risk factors contained in our Form 8-K/A filed on March 12, 2004. Other parts of this

Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks related to our reliance on a small number of tenants for a significant portion of our revenue;

•	risks of financing, such as increases in interest rates, our ability to meet existing financial covenants and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital or refinance our maturing debt;

•	risks that planned and additional acquisitions may not be consummated;

•	risks that competition for acquisitions could result in increased acquisition prices and costs as well as a reduction in capitalization rates for new transactions;

•	risks relating to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry or operate profitably and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, incentives, warranty programs, marketing or other practices, or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	risks related to our financing of new construction and improvements;

•	environmental and other risks associated with the acquisition and leasing of automotive properties;

•	risks that litigation judgments or settlements could have a material adverse effect on our operations and financial condition; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors contained in our Form 8-K/A filed on March 12, 2004, as well as the other information in this Quarterly Report on Form 10-Q before investing in us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our strategy of match-funding our long-

term debt to our leases reduces our exposure to interest rate fluctuations by substantially locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage or hedge our interest rate risk. We do not enter into interest rate swap arrangements for trading purposes.

During the six months ended June 30, 2004, our fixed rate debt decreased from $804.6 million as of December 31, 2003 to $794.2 million as of June 30, 2004. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at June 30, 2004 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $50.5 million.

As of June 30, 2004, approximately $424 million, or 21% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program as further described under the “Liquidity and Capital Resources” section herein, as compared to $425 million as of December 31, 2003. As of June 30, 2004, our total variable rate debt outstanding was $303.9 million, as compared to $340.9 million as of December 31, 2003.

If interest rates on our variable rate debt instruments outstanding at June 30, 2004 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $3.0 million, based on balances at June 30, 2004. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at June 30, 2004 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $426,000 or decreased by approximately $368,000 respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.4 million to $4.2 million because of certain investment spread variations at various LIBOR levels.

Item 4. Controls and Procedures

Quarterly Evaluation. We carried out an evaluation as of June 30, 2004 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer about the effectiveness of our disclosure controls and internal controls as of the end of the period covered by this quarterly report.

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

Our internal control over financial reporting is also evaluated on an ongoing basis by personnel in our accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the evaluation generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer disclose that information to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “significant deficiency” is a “control deficiency,” or combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is defined in Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Conclusions. Based upon the evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer have concluded that, as of June 30, 2004 and subject to the limitations noted above, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer.

During the three months ended June 30, 2004, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control for financial reporting.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in litigation relating to the activities of Michael Burkitt, a former employee who left to become President, Chief Executive Officer, and a member of the board of directors of Milestone Realty Trust, a Maryland corporation, which we refer to as Milestone. We filed a motion for judgment in the Circuit Court of Fairfax County, Virginia against Mr. Burkitt seeking injunctive relief, punitive damages and actual damages resulting from Mr. Burkitt’s alleged misappropriation of our trade secrets, breaches of his fiduciary duties to us, and his misstatements to third parties regarding his role and activities as an employee of ours.

Milestone, together with three of its sponsors and investors, then filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital. On April 6, 2004, the Dallas District Court issued a temporary restraining order, prohibiting us, our officers, employees, agents, and all other persons acting with us from contacting or attempting to contact, verbally or in writing, any representative of any entity that may be an investor or seller of real property to Milestone, for the purpose of disparaging Milestone, its officers and affiliates by untruthful statements and innuendoes or accusations. The order has been extended by mutual agreement. We believe that the issuance of a temporary injunction to this effect has not and will not affect our operations adversely. In connection with this suit, we and the plaintiffs engaged in mediation in Dallas, Texas, on April 19, 2004, which did not result in a settlement.

On June 25, 2004, the Circuit Court of Fairfax County granted us permission to amend our motion for judgment and add new parties. We have added Milestone, The Staubach Company, Staubach Retail Services, Inc., Cypress Equities, L.L.C., Presidio Financial Partners, L.L.C., and John Geller (who resigned from his position at Ernst & Young LLP, where he served as our audit partner, to become the Chief Financial Officer of Milestone) as defendants and Capital Automotive L.P. as co-plaintiff to our Fairfax, Virginia suit for misappropriation of trade secrets, breaches of fiduciary duty, tortuous interference with CARS’ business relationships, and conspiracies to injure CARS in its reputation, trade, business, and profession. We are seeking $250,000,000 in compensatory and punitive damages, and three-fold damages pursuant to Virginia’s conspiracy statute, and injunctive relief pursuant to the Virginia Uniform Trade Secrets Act.

Although no assurance can be provided with respect to any litigation, we believe that the allegations against us in the Texas petition are without merit and that we have meritorious defenses to the claims made in the petition. We intend to prosecute our case and defend ourselves vigorously, and management does not anticipate that the litigation will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities

On June 30, 3004, the Partnership issued 181,457 Common Units to Auto Properties, L.L.C. and 170,068 Common Units to L.G.S. Autonation, L.L.C., as partial consideration for the acquisition of three parcels of real property and improvements located in Maryland and Ohio. The Common Units will be eligible for redemption beginning on July 31, 2005 for cash by the Partnership, or at our option, common shares on a one for one basis. The issuance of such Common Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

The annual meeting of shareholders of Capital Automotive REIT (the “Meeting”) was held on May 11, 2004. The matters voted upon at the Meeting were: (1) Election of Trustees; and (2) Ratification of the appointment of the accounting firm of Ernst & Young LLP to serve as independent accountants for Capital Automotive REIT for the fiscal year ending December 31, 2004. Proxies for the Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management’s solicitations. All of management’s nominees for the Board of Trustees were elected. The following table sets forth the results of these votes:

Proposal	Results

(1) A proposal to elect nine Board of Trustee members:

John E. Anderson	For:	31,319,206
	Withheld:	101,553

Thomas D. Eckert	For:	31,320,358
	Withheld:	100,402

Craig L. Fuller	For:	31,320,424
	Withheld:	100,336

Paul M. Higbee	For:	31,320,358
	Withheld:	100,402

William E. Hoglund	For:	31,205,538
	Withheld:	215,222

R. Michael McCullough	For:	31,206,124
	Withheld:	214,636

John J. Pohanka	For:	30,471,573
	Withheld:	949,187

Robert M. Rosenthal	For:	31,114,779
	Withheld:	305,981

Vincent A. Sheehy	For:	30,647,933
	Withheld:	772,827

(2) Ratification of the appointment of the accounting firm of Ernst & Young LLP to serve as independent accountants for Capital Automotive REIT for the fiscal year ending December 31, 2004:

For:	30,863,249
Against:	537,708
Abstain:	19,799
Broker No Vote:	5

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1 Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2 Section 1350 Certification of Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K

A Form 8-K dated March 26, 2004 was filed with the SEC on April 7, 2004 in response to Item 5 regarding our motion for judgment against a former employee and the petition for injunctive relief against us.

A Form 8-K dated April 22, 2004 was filed with the SEC on April 26, 2004 in response to Item 7 to incorporate by reference into our Registration Statement on Form S-3 (No. 333-106445) certain exhibits thereto.

A Form 8-K was dated and furnished to the SEC on April 28, 2004 in response to Items 7 and 12 to file a press release announcing our first quarter 2004 acquisitions and to update 2004 earnings guidance.

A Form 8-K dated May 7, 2004 was filed with the SEC on May 10, 2004 in response to Item 7 to incorporate by reference into our Registration Statement on Form S-3 (No. 333-106445) certain exhibits thereto.

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

Dated: August 6, 2004