Form 10-Q
period 2004-09-30
CAPITAL AUTOMOTIVE REIT
filed 2004-11-05
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

Yes (X) No (  )

     Number of common shares of beneficial interest outstanding as of October 31, 2004 was 38,393,379.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate:
Land	$824,375	$732,693
Buildings and improvements	1,236,419	1,142,117
Accumulated depreciation	(135,243)	(116,247)

	1,925,551	1,758,563
Cash and cash equivalents	8,049	13,352
Other assets, net	77,045	89,670

Total Assets	$2,010,645	$1,861,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$661,562	$1,066,084
Unsecured debt	381,563	4,425
Borrowings under credit facilities	10,000	75,009
Accounts payable and accrued expenses	34,299	26,773
Security deposits payable	5,849	7,568

Total Liabilities	1,093,273	1,179,859

Minority Interest	132,207	112,452

Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized, 3,950,000 Series A Cumulative Redeemable Preferred Shares issued and outstanding as of September 30, 2004 and December 31, 2003	40	40
2,600,000 Series B Cumulative Redeemable Preferred Shares issued and outstanding as of September 30, 2004 and no shares issued or outstanding as of December 31, 2003	26	—
Common shares, par value $.01 per share; 100 million shares authorized, 38,391,405 shares issued and outstanding as of September 30, 2004 and 33,032,901 shares issued and outstanding as of December 31, 2003	384	330
Additional paid-in-capital	814,760	600,278
Deferred compensation	(4,167)	(2,098)
Accumulated other comprehensive loss	(8,497)	(13,541)
Distributions in excess of accumulated earnings	(17,381)	(15,735)

Total Shareholders’ Equity	785,165	569,274

Total Liabilities and Shareholders’ Equity	$2,010,645	$1,861,585

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Rental	$51,214	$41,340	$145,905	$120,304
Interest and other	713	144	2,271	780

Total revenue	51,927	41,484	148,176	121,084

Expenses:
Depreciation and amortization	9,184	7,481	26,690	21,872
General and administrative	3,335	2,546	9,070	7,172
Interest	16,524	15,826	49,479	46,674
Debt extinguishment charges	697	—	9,409	—

Total expenses	29,740	25,853	94,648	75,718

Income from continuing operations before minority interest	22,187	15,631	53,528	45,366
Minority interest	(3,387)	(3,214)	(8,268)	(9,804)

Income from continuing operations	18,800	12,417	45,260	35,562

Income from discontinued operations, net of minority interest	767	654	2,717	2,098
Gain on sale of real estate, net of minority interest	2,274	—	3,486	58

Total discontinued operations	3,041	654	6,203	2,156

Net income	21,841	13,071	51,463	37,718
Preferred share dividends	(3,152)	—	(7,780)	—

Net income available to common shareholders	$18,689	$13,071	$43,683	$37,718

Shares of common stock outstanding used to compute basic earnings per common share	37,021	31,919	35,714	30,303

Basic earning per common share:
Income from continuing operations	$0.42	$0.39	$1.05	$1.17
Net income	$0.50	$0.41	$1.22	$1.24

Shares of common stock outstanding used to compute diluted earnings per common share	37,393	32,731	36,193	31,198

Diluted earnings per common share:
Income from continuing operations	$0.42	$0.38	$1.04	$1.14
Net income	$0.50	$0.40	$1.21	$1.22

Dividends declared per common share	$0.4230	$0.4110	$1.2595	$1.2260

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$51,463	$37,718
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(3,486)	(58)
Stock compensation expense	1,115	853
Depreciation and amortization	29,287	24,797
Swap breakage and write-off of deferred loan fees related to debt extinguishment	7,179	—
Income from continuing operations applicable to minority interest	8,268	9,804
Income from discontinued operations applicable to minority interest	608	580
Changes in operating assets and liabilities:
Increase in other assets	(4,444)	(3,503)
Increase in accounts payable and accrued expenses	2,856	1,877
(Decrease) increase in security deposits payable	(1,719)	282

Net cash provided by operating activities	91,127	72,350

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(69)	(44)
Real estate investments	(204,401)	(130,906)
Real estate dispositions	40,786	1,928

Net cash used in investing activities	(163,684)	(129,022)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	221,000	58,000
Proceeds from debt issuance	422,175	234,480
Repayment of borrowings under credit facilities	(286,009)	(139,094)
Repayment of debt	(423,700)	(91,638)
Debt principal payments	(22,422)	(23,959)
Payments for debt issuance costs	(10,580)	(6,636)
Decrease in restricted cash	6,874	1,178
Payment of common share dividends	(37,367)	(33,673)
Payment of preferred share dividends	(6,091)	—
Distributions to minority partners	(9,821)	(10,234)
Series A Cumulative Redeemable Preferred Shares issuance costs	(98)	—
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	63,158	—
Net proceeds from issuance of common shares	150,135	78,949

Net cash provided by financing activities	67,254	67,373

Net (decrease) increase in cash and cash equivalents	(5,303)	10,701
Cash and cash equivalents at beginning of period	13,352	7,442

Cash and cash equivalents at end of period	$8,049	$18,143

Supplemental Data:
Real estate acquisitions in exchange for equity issuance	$10,057	$—

Real estate acquisitions in exchange for like-kind property	$14,968	$—

Interest paid during the period	$42,486	$43,549

Dividends and distributions reinvested to purchase common shares	$7,987	$4,142

Change in valuation of fair value swap	$(3,437)	$—

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

				Preferred Shares
	Preferred Shares		Common	Par Value		Common Shares
	Series A	Series B	Shares	Series A	Series B	Par Value
Balance at December 31, 2003 (audited)	3,950,000	—	33,032,901	$40	$—	$330
Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—
Series A Cumulative Redeemable Preferred Shares issuance costs	—	—	—	—	—	—
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	—	2,600,000	—	—	26	—
Net proceeds from follow-on offerings	—	—	4,525,000	—	—	45
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	283,799	—	—	3
Issuance of restricted shares, net of forfeitures	—	—	84,938	—	—	1
Amortization of deferred compensation	—	—	—	—	—	—
Issuance of phantom shares, net of forfeitures	—	—	17,020	—	—	—
Exercise of common stock options and warrants	—	—	357,465	—	—	4
Redemption of units of limited partnership interest in the Partnership to common shares	—	—	90,282	—	—	1
Accrued compensation	—	—	—	—	—	—
Change in valuation of interest rate swap	—	—	—	—	—	—
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance at September 30, 2004 (unaudited)	3,950,000	2,600,000	38,391,405	$40	$26	$384

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Distributions in		Accumulated
	Additional	Excess of		Other		Other
	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Capital	Earnings	Compensation	Income (Loss)	Total	Income
Balance at December 31, 2003 (audited)	$600,278	$(15,735)	$(2,098)	$(13,541)	$569,274
Reallocation of minority interest ownership in Partnership	(11,110)	—	—	—	(11,110)	—
Series A Cumulative Redeemable Preferred Shares issuance costs	(98)	—	—	—	(98)	—
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	63,132	—	—	—	63,158	—
Net proceeds from follow-on offerings	145,062	—	—	—	145,107	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	8,154	—	—	—	8,157	—
Issuance of restricted shares, net of forfeitures	3,070	—	(3,071)	—	—	—
Amortization of deferred compensation	—	—	1,002	—	1,002	—
Issuance of phantom shares, net of forfeitures	70	—	—	—	70	—
Exercise of common stock options and warrants	4,873	—	—	—	4,877	—
Redemption of units of limited partnership interest in the Partnership to common shares	1,216	—	—	—	1,217	—
Accrued compensation	113	—	—	—	113	—
Change in valuation of interest rate swap	—	—	—	5,044	5,044	5,044
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	(912)
Preferred share dividends	—	(7,780)	—	—	(7,780)	—
Common share dividends	—	(45,329)	—	—	(45,329)	—
Net income	—	51,463	—	—	51,463	51,463

Balance at September 30, 2004 (unaudited)	$814,760	$(17,381)	$(4,167)	$(8,497)	$785,165	$55,595

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of September 30, 2004, owned approximately 82.5% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A and Series B preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties and (ii) the term dealer group, tenant or operators of dealerships to refer to the persons and entities that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances.

As of September 30, 2004, we had invested nearly $2.1 billion in 327 properties located in 31 states, consisting of approximately 2,532 acres of land and containing approximately 14.3 million square feet of buildings and improvements. Our tenants operate 489 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended September 30, 2004 of approximately 17.7 years), with our entire portfolio having a weighted average initial lease term of approximately 15.0 years. As of September 30, 2004, our portfolio had a weighted average remaining lease term of approximately 11.8 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Real Estate and Depreciation

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 141, “Business Combinations.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of September 30, 2004 and December 31, 2003.

Depreciation is computed using the straight-line method over an estimated useful life of 20 to 45 years for the buildings and improvements. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $9.1 million and $7.8 million for the three months ended September 30, 2004 and 2003, respectively. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $26.8 million and $22.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $16,000 and $18,000 for the three months ended September 30, 2004 and 2003, respectively. Total depreciation expense related to our furniture, fixtures and equipment was approximately $50,000 and $58,000 for the nine months ended September 30, 2004 and 2003, respectively.

Improvement Fundings and Construction Financing

We may fund facility improvements made by our tenants on our existing properties. Improvements include costs incurred on facilities during which the tenant’s business continues to operate without interruption. Improvement fundings are recorded as buildings and improvements on our consolidated balance sheets and the amounts charged to the tenant during the project are recorded as rental revenue. Once the project is completed, the remaining useful life of the buildings and improvements is determined and depreciation expense is adjusted accordingly on a prospective basis.

We may provide construction financing to our tenants in certain circumstances in which we own or have a ground lease on the underlying land, which in both cases is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances are included in other assets and totaled approximately $9.4 million and $5.0 million as of September 30, 2004 and December 31, 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash reserved to fund debt service payments and funds held in cash collateral accounts. In addition, as of December 31, 2003, restricted cash also consisted of funds held in escrow accounts related to the substitution of properties within an existing debt agreement. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds invested. The purpose of the escrow accounts related to substitutions is to provide temporary collateral in conjunction with property substitutions when the release of a mortgaged property occurs prior to the lender’s acceptance of a replacement property. The amount represents an agreed upon amount of cash held in escrow until such property substitution is completed, at which time the cash is returned to us. Restricted cash is included in other assets and totaled approximately $13.3 million and $20.2 million as of September 30, 2004 and December 31, 2003, respectively.

Deferred Loan Costs

Certain costs incurred in connection with the issuance of debt instruments are capitalized and generally amortized over the terms of the respective issuance using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and totaled approximately $23.5 million and $18.1 million as of September 30, 2004 and December 31, 2003, respectively. Loan cost amortization expense was approximately $815,000 and $675,000 for the three months ended September 30, 2004 and 2003, respectively. Loan cost amortization expense was approximately $2.3 million and $1.9 million for the nine months ended September 30, 2004 and 2003, respectively. Upon the early extinguishment of debt instruments, we expense any associated unamortized deferred loan costs in the period of the debt retirement. During the three months and nine months ended September 30, 2004, we expensed approximately $697,000 and $3.2 million of unamortized deferred loan costs attributable to loans that were paid off. We did not have any such expenses during the nine months ended September 30, 2003.

Capitalized Leasing Costs

Certain direct costs initially incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and totaled approximately $1.7 million and $1.4 million as of September 30, 2004 and December 31, 2003, respectively. Leasing cost amortization expense was approximately $47,000 and $44,000 for the three months ended September 30, 2004 and 2003, respectively. Leasing cost amortization expense was approximately $145,000 and $128,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of September 30, 2004, approximately $406 million of our real estate portfolio, or 20%, was subject to variable rate leases. This compares to $413 million of our real estate portfolio, or 24%, that was subject to variable rate leases as of September 30, 2003. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $19.2 million and $16.7 million as of September 30, 2004 and December 31, 2003, respectively. Straight-lined rental revenue was approximately $957,000 and $1.2 million for the three months ended September 30, 2004 and 2003, respectively. Straight-lined rental revenue was approximately $3.1 million and $3.7 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Share-Based Compensation

The Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan, which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At September 30, 2004, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this Plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure,” to share-based compensation (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income available to common shareholders, as reported	$18,689	$13,071	$43,683	$37,718
Add: Share-based compensation expense included in reported net income, net of minority interest	318	198	913	669
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(336)	(236)	(968)	(787)

Pro forma net income	$18,671	$13,033	$43,628	$37,600
Basic earnings per common share:
As reported	$0.50	$0.41	$1.22	$1.24
Pro forma	$0.50	$0.41	$1.22	$1.24
Diluted earnings per common share:
As reported	$0.50	$0.40	$1.21	$1.22
Pro forma	$0.50	$0.40	$1.21	$1.21

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2004, the Emerging Issues Task Force, commonly referred to as the EITF, reached a final consensus affirming their June 2004 tentative conclusion (with modifications) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Contingently convertible debt instruments, which are commonly referred to as Co-Cos and include our $110 million of 6% Convertible Notes, combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified contingencies occur, and at least one of the contingencies is based on the market price of the issuer’s shares. The EITF concluded that Co-Cos should be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met.

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

The Financial Accounting Standards Board, commonly referred to as the FASB, plans to issue an amendment to SFAS No. 128 during the fourth quarter of 2004. The amendment is expected to be effective for periods ending after December 15, 2004, and the consensus must be applied by restating all periods during which the contingently convertible debt instrument was outstanding. We do not expect the amendment to SFAS No. 128 to have a significant impact on our results of operations and earnings per common share for the three months and nine months ended September 30, 2004 and 2003.

4. REAL ESTATE INVESTMENTS

During the third quarter of 2004, we completed approximately $46.6 million in real estate investments, including two auto retail properties totaling approximately $34.1 million, transacted with two existing tenants and approximately $12.5 million in construction and improvement fundings, transacted with four existing tenants. The third quarter real estate investments contain 15 automotive franchises located in six states (Georgia, New Jersey, Ohio, Pennsylvania, Rhode Island and Texas) and have a weighted average initial lease term of approximately 17.7 years, with multiple renewal options exercisable at the option of the tenants. The investments were funded with borrowings on our short-term credit facilities and with cash on hand.

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

During the third quarter of 2004, we sold four auto retail locations for approximately $20.1 million in sales proceeds to three dealer groups, resulting in a combined gain of approximately $2.8 million before minority interest. In exchange for early termination of the leases, we also received approximately $937,000 in lease termination fees, which were recorded during the third quarter. The earnings generated from these real estate dispositions, including the combined gain recognized and lease termination fees, have been reported as discontinued operations.

The following table sets forth the components of discontinued operations related to the 18 auto retail locations sold subsequent to January 1, 2003 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Revenue:
Rental	$12	$1,673	$1,697	$5,041
Other	937	—	2,360	193

Total revenue	949	1,673	4,057	5,234

Expenses:
Depreciation	6	353	306	1,067
Interest	8	497	426	1,489

Total expenses	14	850	732	2,556

Income from discontinued operations before gain on sale of real estate and minority interest	935	823	3,325	2,678
Gain on sale of real estate	2,772	—	4,258	75

Income related to discontinued operations before minority interest	3,707	823	7,583	2,753
Minority interest related to discontinued operations	(666)	(169)	(1,380)	(597)

Total discontinued operations, net of minority interest	$3,041	$654	$6,203	$2,156

6. DEBT OUTSTANDING

Balance Sheet Restructuring and Debt Extinguishment Charges

Second Quarter of 2004

As previously discussed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, we initiated a significant restructuring of our balance sheet by paying off approximately $306 million of our outstanding debt with Ford Motor Credit Corporation (Ford) during the second quarter of 2004. In April 2004, we repaid approximately $214 million of mortgage debt outstanding with Ford with a weighted average remaining maturity of approximately 7.7 years. Of the total debt, approximately $161 million was variable rate debt, with a weighted average spread over LIBOR of 226 basis points, and approximately $53 million was variable rate debt swapped to fixed rate debt, bearing interest at approximately 7.6%. The net proceeds used to repay the debt were derived from the following sources:

•	On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share, as further described in the Equity Transactions footnote herein;

•	On April 15, 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par, as further described in the Debt Outstanding section herein;

•	On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share, as further described in the Equity Transactions footnote herein; and

•	Approximately $23 million from borrowings on our short-term credit facilities, which were subsequently repaid during the second quarter of 2004, and cash on hand due to the timing of the equity and debt transactions noted above.

As a result of these transactions, on April 1, 2004, we terminated our $60 million unsecured credit facility, which prohibited the issuance of senior unsecured debt. As of March 31, 2004, the facility had no amounts outstanding and was expected to remain principally unused until its expiration in March 2005.

In May 2004, we repaid the remainder of our outstanding Ford debt totaling approximately $92 million, which had an effective interest rate of approximately 7.84% with a remaining maturity of approximately 7.2 years, and paid the related prepayment penalties totaling approximately $2.2 million. The debt was repaid with a portion of the net proceeds derived from our May 12, 2004 public offering of $110 million of 6% Convertible Notes, as further described in the Debt Outstanding section herein.

As a result of the above transactions, we incurred debt extinguishment charges totaling approximately $8.7 million, or $0.20 per share to net income available to common shareholders. The debt extinguishment charges consisted of the following:

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

Third Quarter of 2004

In August 2004, we repaid approximately $211.7 million of variable rate debt (consisting of $113.4 million of secured debt, $4.3 million of unsecured debt and borrowings on our secured credit facilities totaling $94.0 million). The debt repaid (excluding the borrowings on our secured credit facilities) had a weighted average spread over LIBOR of 278 basis points with a weighted average remaining maturity of approximately 6.4 years. The borrowings on our secured credit facilities had spreads over LIBOR ranging from 285 to 323 basis points. We have not terminated our secured credit facilities, which are scheduled to mature in 2005. The debt was repaid with the net proceeds derived from the closing of our unsecured revolving credit and term loan facility during August 2004, as further described in the Debt Outstanding section herein, and the issuance of 1,700,000 common shares in an underwritten public offering in August 2004, as further described in the Equity Transactions footnote herein.

As a result of the debt repayment, we incurred debt extinguishment charges totaling approximately $697,000, or $0.02 per share to net income available to common shareholders. The debt extinguishment charges consisted of the write-off of deferred loan fees related to the loans that were paid off during the third quarter.

Debt Outstanding

     The following is a summary of our total debt outstanding as of September 30, 2004 and December 31, 2003 (dollars in thousands):

		Principal		Principal
		Balance as of		Balance as	Effective	Term/
	Original	September 30,		of December 31,	Interest	Amortization
Description of Debt	Debt Issued	2004		2003	Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$31,911		$33,046	7.96%	10 yr/17 yr
7.50% fixed rate debt due 8/10/13 (2)	82,600	74,340		75,717	7.62%	12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (3)	11,900	11,781		—	6.12%	10 yr/25 yr
6.77% fixed rate debt due 7/1/14 (4)	20,400	20,060		20,400	6.88%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (5)	325,000	296,093		306,251	7.70%	(5)
Triple Net Lease Mortgage Notes, Series 2003-1 (6)	228,000	218,730		223,469	5.86%	(6)
Various fixed rate debt (7)	160,554	—		145,765	—	(7)

Total Mortgage Fixed Rate Debt		$652,915		$804,648	7.03%

Variable rate debt due 10/31/14 (8)	8,720	8,647		—	3.92%	10.5 yr/30 yr
Various variable rate debt (9)	296,665	—		261,436	4.34%	(9)

Total Mortgage Variable Rate Debt		$8,647		$261,436	4.29%

TOTAL MORTGAGE DEBT (10)		$661,562		$1,066,084	6.76%

Variable rate debt due 10/2/08 (11)	4,500	—		4,425	4.21%	(11)
Variable rate debt due 8/20/09 (12)	150,000	150,000		—	3.60%	(12)
6.75% Monthly Income Notes due 4/15/19 (13)	125,000	125,000	(14)	—	4.35%	(13)
6% Convertible Notes due 5/15/24 (15)	110,000	110,000		—	6.59%	(15)

TOTAL UNSECURED DEBT		$385,000		$4,425	4.98%

$100 million revolving secured facility (16)		—		49,326	4.65%	(16)
$100 million revolving secured construction facility (17)		—		25,683	4.27%	(17)
$250 million revolving unsecured facility (12)		10,000		—	3.91%	(12)

TOTAL CREDIT FACILITIES		$10,000		$75,009	4.38%

TOTAL DEBT OUTSTANDING		$1,056,562	(14)	$1,145,518	6.16%

*	For the quarter ended September 30, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(3)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(4)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.3 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	144,202	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	66,927	7/15/15
A-3	75,900	75,900	6/15/22

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

(6)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	99,730	9/25/15
A-2	119,000	119,000	3/25/19

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

(7)	This represents debt that was outstanding with Ford totaling approximately $145 million, which was repaid during the second quarter of 2004, as further described above in the Balance Sheet Restructuring and Debt Extinguishment Charges section herein.

(8)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $5.7 million. This loan bears interest equal to the three-month LIBOR plus 225 basis points.

(9)	This represents debt that was outstanding with various lenders, of which approximately $161 million was repaid during the second quarter of 2004 and $113 million was repaid during the third quarter of 2004, as further described above in the Balance Sheet Restructuring and Debt Extinguishment Charges section herein.

(10)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(11)	This loan, totaling approximately $4 million, was repaid during the third quarter of 2004, as further described above in the Balance Sheet Restructuring and Debt Extinguishment Charges section herein.

(12)	On August 20, 2004, we closed on a syndicated unsecured revolving credit and term loan facility to replace the credit facility we terminated in April 2004 and to refinance certain of our existing secured debt. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our leverage or our debt rating, if elected. As of September 30, 2004, the borrowings under the facility bear interest equal to 30-day LIBOR rate plus 145 basis points. At closing, net proceeds to the Company from the facility, after deducting expenses, totaled approximately $197.4 million (representing the $150 million term loan portion and borrowings on the revolving credit facility portion totaling $50 million). The net proceeds were used to repay approximately $94 million of borrowings under our short-term secured credit facilities, to pay off approximately $89.8 million of debt outstanding (see Balance Sheet Restructuring and Debt Extinguishment Charges section herein), to fund acquisitions and for general corporate purposes.

(13)	On April 15, 2004 we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. The notes were issued under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $3.4 million as of September 30, 2004, as further described in the Interest Rate Swaps section herein. The net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $121 million. The net proceeds were used to pay off a portion of the debt outstanding with Ford during the second quarter of 2004, as further described above in the Balance Sheet Restructuring and Debt Extinguishment Charges section herein.

(14)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of September 30, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $3.4 million, representing the change in the fair value of the swap described in footnote (13) and as more fully described in the Interest Rate Swaps section.

(15)	On May 12, 2004, we closed on a public offering of $110 million 6% convertible notes. The notes were issued under our 2003 Shelf Registration Statement. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and equivalent to a premium of 30%. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period. The net proceeds to the Company, after deducting the discounts and commission to the underwriters and other expenses of the offering, totaled approximately $107 million. The net proceeds were used to pay off a portion of the debt outstanding with Ford and the related prepayment penalties, as further described above in the Balance Sheet Restructuring and Debt Extinguishment Charges section herein, to fund acquisitions and for general corporate purposes. In September 2004, the EITF reached a final consensus affirming their June 2004 tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, as further described in the New Accounting Pronouncements footnote herein.

(16)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(17)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2005, and is renewable annually.

Our secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	restricting our ability to sell, assign or further encumber the properties securing the debt;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases; and

•	certain prepayment restrictions.

Our unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:

•	incur or guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including distribution payments on our outstanding common and preferred shares;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with certain affiliates;

•	create certain liens; and

•	consolidate, merge or sell our assets.

The more significant financial covenants related to our debt include:

•	minimum debt service coverage ratios;

•	minimum fixed charge coverage ratios;

•	maximum debt to adjusted net worth ratios, including maximum unsecured debt to unencumbered asset ratios;

•	maintenance of a minimum combined equity value or consolidated net worth; and

•	maximum dividend payout ratios.

As of September 30, 2004, we were in compliance with all of the debt covenants related to our debt outstanding.

Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facilities) as of September 30, 2004 are as follows (in thousands):

For the Year Ended	Principal
December 31,	Amortization	Maturities	Total
2004	$6,546	$—	$6,546
2005	27,156	—	27,156
2006	28,866	—	28,866
2007	30,703	—	30,703
2008	32,459	24,211	56,670
Thereafter	363,136	533,485	896,621

Total	$488,866	$557,696	$1,046,562

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

The collateral posted by us related to our hedges, totaling approximately $11.9 million and $12.8 million as of September 30, 2004 and December 31, 2003, respectively, is included in other assets on our consolidated balance sheets.

As of September 30, 2004, we have two interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, with an initial notional balance totaling approximately $100 million, which we have designated as cash flow hedges. During the second quarter of 2004, we terminated two interest rate swap arrangements with notional balances totaling approximately $58 million as part of our debt restructuring, as further described in the Balance Sheet Restructuring and Debt Extinguishment Charges section herein. In conjunction with the early termination of these swap arrangements, we incurred swap breakage fees totaling approximately $4.0 million.

For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

The unrealized loss on our cash flow hedges was approximately $8.5 million and $13.5 million as of September 30, 2004 and December 31, 2003, respectively. Total comprehensive income for the three months ended September 30, 2004 and 2003 was approximately $19.3 million and $16.8 million, respectively. Total comprehensive income for the nine months ended September 30, 2004 and 2003 was approximately $55.6 million and $37.6 million, respectively.

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

The unrealized loss on our fair value hedge was approximately $3.4 million as of September 30, 2004. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and nine months ended September 30, 2004.

7. EQUITY TRANSACTIONS

Common Shares

On February 9, 2004, we sold 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.6 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $35.0 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to repay $18.0 million of borrowings under our short-term credit facilities and to pay off a portion of the debt outstanding with Ford.

On August 27, 2004, we issued 1,700,000 common shares in an underwritten public offering, including 100,000 common shares issued pursuant to the exercise of the underwriter’s over-allotment option, at an initial price to the public of $28.95 per share. The shares were issued under our shelf registration filed with the SEC on June 4, 2004, which we refer to as the 2004 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $48.5 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to repay approximately $27.9 million of debt outstanding, to repay borrowings under our short-term credit facilities, to fund acquisitions and for general corporate purposes.

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

8. MINORITY INTEREST

Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Common Units held by the Minority Interest at the end of the period by the total Common Units outstanding at the end of the period, excluding derivative securities. The full redemption amount of the Preferred Units is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in the Partnership’s equity was 17.5% and 19.3% as of September 30, 2004 and December 31, 2003, respectively.

Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Common Units held by the Minority Interest by the total weighted average number of Common Units outstanding during the period, excluding derivative securities. Income before minority interest is reduced by Preferred Unit dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 18.0% and 20.6% for the three months ended September 30, 2004 and 2003, respectively. The Minority Interest ownership percentage in income of the Partnership was 18.1% and 21.6% for the nine months ended September 30, 2004 and 2003, respectively.

Holders of Common Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 8.1 million and 7.9 million Common Units as of September 30, 2004 and December 31, 2003, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Common Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan and its Dividend Reinvestment and Share Purchase Plan, the net proceeds from these issuances are contributed to the Partnership in exchange for Common Units in the Partnership and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

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

A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per common share for the three months and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$18,800	$12,417	$45,260	$35,562
Preferred share dividends	(3,152)	—	(7,780)	—

Income from continuing operations used to calculate basic earnings per common share	15,648	12,417	37,480	35,562
Impact of dilutive securities	82	64	91	56

Income from continuing operations used to calculate diluted earnings per common share	$15,730	$12,481	$37,571	$35,618

Basic earnings per common share	$0.42	$0.39	$1.05	$1.17
Diluted earnings per common share	$0.42	$0.38	$1.04	$1.14

Net income available to common shareholders	$18,689	$13,071	$43,683	$37,718
Impact of dilutive securities*	(4)	67	115	239

Net income used to calculate diluted earnings per common share	$18,685	$13,138	$43,798	$37,957

Basic earnings per common share	$0.50	$0.41	$1.22	$1.24
Diluted earnings per common share	$0.50	$0.40	$1.21	$1.22

Weighted average shares:
Common shares outstanding used to compute basic earnings per common share	37,021	31,919	35,714	30,303
Impact of dilutive securities	372	812	479	895

Common shares outstanding used to compute diluted earnings per common share	37,393	32,731	36,193	31,198

* Three months ended September 30, 2004 and September 30, 2003 include the effect of adjusting minority interest using the weighted average shares outstanding for the nine months ended September 30, 2004 and September 30, 2003.

10. DIVIDENDS DECLARED PER SHARE

The following table summarizes any activity related to our dividends during the nine months ended September 30, 2004:

	Record Date	Date Payable	Per Share
Series A Preferred Shares:
December 11, 2003 - January 31, 2004 (1)	February 2, 2004	February 17, 2004	$0.26042
February 1, 2004 - April 30, 2004	May 3, 2004	May 17, 2004	$0.46875
May 1, 2004 - July 31, 2004	August 2, 2004	August 16, 2004	$0.46875
August 1, 2004 – October 31, 2004	November 1, 2004	November 15, 2004	$0.46875

Series B Preferred Shares:
April 27, 2004 - July 31, 2004 (1)	August 2, 2004	August 16, 2004	$0.52220
August 1, 2004 – October 31, 2004	November 1, 2004	November 15, 2004	$0.50000

Common Shares:
Fourth Quarter 2003	February 9, 2004	February 19, 2004	$0.41650
First Quarter 2004	May 10, 2004	May 20, 2004	$0.42000
Second Quarter 2004	August 9, 2004	August 20, 2004	$0.42300
Third Quarter 2004	November 8, 2004	November 19, 2004	$0.42650

(1) Initial dividend payment was prorated from the original issuance date through the date indicated.

11. LEGAL PROCEEDINGS

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

Milestone, together with three of its sponsors and investors, then filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital. On April 6, 2004, the Dallas District Court issued a temporary restraining order against us and related parties. The temporary restraining order has expired and is no longer in effect.

On June 25, 2004, the Circuit Court of Fairfax County granted us permission to amend our motion for judgment and add new parties. We have added Milestone, The Staubach Company, Staubach Retail Services, Inc., Cypress Equities, L.L.C., Presidio Financial Partners, L.L.C., and John Geller (who resigned from his position at Ernst & Young LLP, where he served as our audit partner, to become the Chief Financial Officer of Milestone) as defendants and Capital Automotive L.P. as co-plaintiff to our Fairfax, Virginia suit for misappropriation of trade secrets, breaches of fiduciary duty, tortious interference with CARS’ business relationships, and conspiracies to injure CARS in its reputation, trade, business, and profession. We are seeking $250,000,000 in compensatory and punitive damages, and three-fold damages pursuant to Virginia’s conspiracy statute, and injunctive relief pursuant to the Virginia Uniform Trade Secrets Act.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of our recent developments beginning on page 28 and new accounting pronouncements on page 29. In the next section, beginning on page 29, we discuss our results of operations for the periods presented. We then provide, beginning on page 34, an analysis of our liquidity and capital resources, including discussions of our cash flows, financing strategy, debt arrangements, sources of capital and financial commitments. Finally, on page 48, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of an equity REIT used by the REIT industry.

The MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto appearing in Item 1 of this report, disclosures about our market risk appearing in Item 3 of this report and the subsection captioned “Forward-Looking Statements” herein.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements), which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We use (i) the term dealerships to refer to these types of businesses that are operated on our properties and (ii) the term dealer group, tenant or operators of dealerships to refer to the persons and entities that lease our properties. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide facility improvement and expansion funding, construction financing and takeout commitments in certain circumstances. As of September 30, 2004, we had invested nearly $2.1 billion in 327 properties located in 31 states, consisting of approximately 2,532 acres of land and containing approximately 14.3 million square feet of buildings and improvements. Our tenants operate 489 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended September 30, 2004 of approximately 17.7 years), with our entire portfolio having a weighted average initial lease term of approximately 15.0 years. As of September 30, 2004, our portfolio had a weighted average remaining lease term of approximately 11.8 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned on notes or construction advances secured by real estate; (3) interest earned from the temporary investment of funds in short-term investments; and (4) other fee income.

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

RECENT DEVELOPMENTS

Real Estate Investments

During the third quarter, we increased our net real estate investments by approximately $26.9 million (consisting of $46.6 million in real estate investments and $19.7 million in property dispositions), bringing the total net increase in investments for the year to $171.2 million.

Real Estate Investments

During the third quarter, we completed approximately $46.6 million in real estate investments, including two auto retail properties totaling approximately $34.1 million, transacted with two existing tenants and approximately $12.5 million in construction and improvement fundings, transacted with four existing tenants. The third quarter real estate investments contain 15 automotive franchises located in six states (Georgia, New Jersey, Ohio, Pennsylvania, Rhode Island and Texas) and have a weighted average initial lease term of approximately 17.7 years, with multiple renewal options exercisable at the option of the tenants. The investments were funded with borrowings on our short-term credit facilities and with cash on hand.

Real Estate Dispositions

We sell properties from time to time, generally when a tenant has indicated that a particular location no longer meets their operational needs. During the third quarter, we sold four auto retail locations for approximately $20.1 million in sales proceeds to three dealer groups, resulting in a combined gain of approximately $2.8 million before minority interest. In exchange for early termination of the leases, we also received approximately $937,000 in lease termination fees, which were recorded during the third quarter. The earnings generated from these real estate dispositions, including the combined gain recognized and the lease termination fees, have been reported as discontinued operations.

Financing

As part of our strategy of improving our capital structure, in August 2004 we repaid approximately $211.7 million of variable rate debt (consisting of $113.4 million of secured debt, $4.3 million of unsecured debt and borrowings on our secured credit facilities totaling $94.0 million). The debt repaid (excluding the borrowings on our secured credit facilities) had a weighted average spread over LIBOR of 278 basis points with a weighted average remaining maturity of approximately 6.4 years. The borrowings on our secured credit facilities had spreads over LIBOR ranging from 285 to 323 basis points. We have not terminated our secured credit facilities, which are scheduled to mature in 2005. The debt was repaid with the net proceeds derived from the closing of our unsecured revolving credit and term loan facility during August 2004, as further described in the “Liquidity and Capital Resources — Debt Outstanding” section herein, and the issuance of 1,700,000 common shares in an underwritten public offering in August 2004, as further described in the “Liquidity and Capital Resources — Equity Offerings” section herein.

As a result of the debt repayment, we incurred debt extinguishment charges totaling approximately $697,000, or $0.02 per share to net income available to common shareholders. The debt extinguishment charges consisted of the write-off of deferred loan fees related to the loans that were paid off during the third quarter.

New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force, commonly referred to as the EITF, reached a final consensus affirming their June 2004 tentative conclusion (with modifications) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Contingently convertible debt instruments, which are commonly referred to as Co-Cos and include our $110 million of 6% Convertible Notes, combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified contingencies occur, and at least one of the contingencies is based on the market price of the issuer’s shares. The EITF concluded that Co-Cos should be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met.

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

The Financial Accounting Standards Board, commonly referred to as the FASB, plans to issue an amendment to SFAS No. 128 during the fourth quarter of 2004. The amendment is expected to be effective for periods ending after December 15, 2004, and the consensus must be applied by restating all periods during which the contingently convertible debt instrument was outstanding. We do not expect the amendment to SFAS No. 128 to have a significant impact on our results of operations and earnings per common share for the three months and nine months ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS

Revenue

This section should be read in conjunction with the section captioned “Variable Rate Lease Program” herein.

	For the three months			For the nine months
	ended September 30,			ended September 30,
(dollars in			%			%
thousands)	2004	2003	Change	2004	2003	Change
Revenue
Rental	$51,214	$41,340	24%	$145,905	$120,304	21%
Interest and other	713	144	395%	2,271	780	191%

Total	$51,927	$41,484	25%	$148,176	$121,084	22%

Rental. The increase in rental revenue from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was primarily attributable to the growth of our real estate portfolio from property acquisitions from which we generate our rental income. The following table demonstrates the growth of our real estate portfolio for the periods indicated. Excluded in the periods presented are property dispositions that have occurred through September 30, 2004. The results of operations related to these properties were reclassified from rental revenue to discontinued operations for all periods presented as further described under the “Discontinued Operations” section herein.

	Real Estate before
	Accumulated			Total Square
	Depreciation (in			Footage (in
As of	thousands)	Number of Properties	Total Land Acreage	millions)
December 31, 2002	$1,508,236	270	1,996	11.3
September 30, 2003	1,638,839	292	2,167	12.2
December 31, 2003	1,810,878	307	2,256	13.0
September 30, 2004	2,060,794	327	2,532	14.3

The increase in rental income was also attributable to an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

Interest and Other. The increase in interest and other income from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was primarily due to interest earned on notes or construction advances secured by real estate funded during the previous twelve months. Notes and construction advances totaled approximately $16.0 million as of September 30, 2004. Included in interest income for the nine months ended September 30, 2004 is interest earned on a $25.5 million note secured by real estate issued in the fourth quarter of 2003 that was repaid at the end of the first quarter of 2004. Additionally, the increase was due to lease assignment fees earned during the three and nine months ended September 30, 2004. There were no lease assignment fees during the three and nine months ended September 30, 2003.

Expenses

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Expenses
Depreciation and amortization	$9,184	$7,481	23%	$26,690	$21,872	22%
General and administrative	3,335	2,546	31%	9,070	7,172	26%
Interest	16,524	15,826	4%	49,479	46,674	6%
Debt extinguishment charges	697	—	100%	9,409	—	100%

Total	$29,740	$25,853	15%	$94,648	$75,718	25%

Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during the periods indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue – Rental” above, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses increased from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 due primarily to:

•	an increase in professional fees resulting from higher legal and consultation services;

•	an increase in auditing fees and fees associated with the implementation of and compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	an increase in costs related to acquisition and financing transactions that were not consummated by us.

In addition to the above, the increase in general and administrative expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was due to:

•	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees; and

•	an increase in state and local taxes and registration fees due to the growth in our real estate portfolio as well as changes in state tax laws.

Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

	Principal Balance as of September 30,			Effective Interest Rate for the			Effective Interest Rate for the Nine
	(in thousands)			Three Months Ended September 30*,			Months Ended September 30*,
	Fixed	Variable		Fixed	Variable		Fixed	Variable
Year	Rate Debt	Rate Debt	Total	Rate Debt	Rate Debt	Total	Rate Debt	Rate Debt	Total
2003	$792,901	$254,717	$1,047,618	7.17%	3.69%	6.39%	7.29%	3.97%	6.36%
2004	787,915	268,647	1,056,562	6.97%	3.93%	6.16%	7.05%	3.81%	6.23%

*	Includes deferred loan fees amortized over the life of the loans.

The increase in interest expense for the three months ended September 30, 2003 to the three months ended September 30, 2004 was primarily due to the reclassification of approximately $497,000 of interest expense related to 2004 property dispositions to discontinued operations for the three months ended September 30, 2003 as compared to the reclassification of approximately $8,000 for the three months ended September 30, 2004, as further described in the “Discontinued Operations” section herein. Interest related to the associated debt instrument after the disposition of the property is classified as interest expense, a component of income from continuing operations. The remaining increase was due to higher borrowings during the third quarter of 2004 as compared to the same period in the prior year. This was partially offset by a decrease in our overall effective interest rate due to the restructuring of our balance sheet from secured to unsecured debt during the second and third quarters of 2004, as further described in the “Liquidity and Capital Resources – Balance Sheet Restructuring and Debt Extinguishment Charges” section herein. For fixed rate debt, the effective interest rate decreased due to a decrease in interest rates at the time of debt issuance as well as the contraction of our credit spreads on newly issued debt. For variable rate debt, the effective interest rate increased due to rising interest rates, as further described in the “Liquidity and Capital Resources – Variable Rate Lease Program” section herein, which was partially offset by the contraction of our credit spreads.

The increase in interest expense for the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was primarily due to the reclassification of approximately $1.5 million of interest expense related to 2004 property dispositions to discontinued operations for the nine months ended September 30, 2003 as compared to the reclassification of approximately $426,000 for the nine months ended September 30, 2004, as discussed above. The remaining increase was due to higher borrowings during the nine months ended September 30, 2004 as compared to the same period in the prior year. This was partially offset by a decrease in our overall effective interest rate due to the restructuring of our balance sheet from secured to unsecured debt during the second and third quarters of 2004, as discussed above. For fixed rate debt, the effective interest rate decreased due to a decrease in interest rates at the time of debt issuance as well as the contraction of our credit spreads on newly issued debt. For variable rate debt, the effective interest rate decreased due to the contraction of our credit spreads, which was partially offset by rising interest rates, as further described in the “Liquidity and Capital Resources – Variable Rate Lease Program” section herein.

Debt Extinguishment Charges. Debt extinguishment expenses for the three and nine months ended September 30, 2004 totaled approximately $697,000 and $9.4 million, respectively. The expenses for the three months ended September 30, 2004 are attributable to the debt repayment during the third quarter of 2004, as further described in the “Liquidity and Capital Resources – Balance Sheet Restructuring and Debt Extinguishment Charges” section herein. The debt extinguishment charges consisted of the write-off of deferred loan fees related to the loans that were paid off.

Debt extinguishment expenses for the nine months ended September 30, 2004 are attributable to the balance sheet restructuring that was completed during the second and third quarters of 2004, as further described in the “Liquidity and Capital Resources – Balance Sheet Restructuring and Debt Extinguishment Charges” section herein. The debt extinguishment charges consisted of (i) swap breakage fees totaling approximately $4.0 million related to the repayment of variable rate debt with Ford Motor Credit Corporation (Ford) that had been swapped to a fixed rate; (ii) the write-off of deferred loan fees related to the loans that were paid off and the termination of one of our credit facilities totaling approximately $3.2 million; and (iii) prepayment penalties totaling approximately $2.2 million related to the repayment of the fixed rate debt with Ford.

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

During the third quarter of 2004, we sold four auto retail locations for approximately $20.1 million in sales proceeds to three dealer groups, resulting in a combined gain of approximately $2.8 million before minority interest. In exchange for early termination of the leases, we also received approximately $937,000 in lease termination fees, which were recorded during the third quarter. The earnings generated from these real estate dispositions, including the combined gain recognized and lease termination fees, have been reported as discontinued operations.

The following table sets forth the components of discontinued operations related to the 18 auto retail locations sold subsequent to January 1, 2003 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Revenue:
Rental	$12	$1,673	$1,697	$5,041
Other	937	—	2,360	193

Total revenue	949	1,673	4,057	5,234

Expenses:
Depreciation	6	353	306	1,067
Interest	8	497	426	1,489

Total expenses	14	850	732	2,556

Income from discontinued operations before gain on sale of real estate and minority interest	935	823	3,325	2,678
Gain on sale of real estate	2,772	—	4,258	75

Income related to discontinued operations before minority interest	3,707	823	7,583	2,753
Minority interest related to discontinued operations	(666)	(169)	(1,380)	(597)

Total discontinued operations, net of minority interest	$3,041	$654	$6,203	$2,156

Preferred Share Dividends

The increase represents the dividends for the three months and nine months ended September 30, 2004 related to the 7½% Series A Cumulative Redeemable Preferred Shares issued on December 11, 2003 and the 8% Series B Cumulative Redeemable Preferred Shares issued on April 27, 2004. There were no Series A or Series B preferred share dividends for the three months and nine months ended September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.0 million and $18.1 million at September 30, 2004 and September 30, 2003, respectively.

The changes in cash and cash equivalents during the nine months ended September 30, 2004 and 2003 were attributable to operating, investing and financing activities, as described below.

	Nine Months Ended
	September 30,
(dollars in thousands)	2004	2003
Cash provided by operating activities	$91,127	$72,350
Cash used in investing activities	(163,684)	(129,022)
Cash provided by financing activities	67,254	67,373

Operating Activities

Cash provided by operating activities represents cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities primarily reflects the investment in dealership properties, facility improvements and new construction fundings, net of property dispositions.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2004 primarily reflects:

•	$422.2 million of proceeds received from debt issuance during the period;

•	$221.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$150.1 million of proceeds received from the issuance of common shares, net of costs;

•	$63.2 million of proceeds received from our offering of 8% Series B Cumulative Redeemable Preferred Shares, net of costs; and

•	the decrease in restricted cash totaling $6.9 million.

The cash provided by financing activities was partially offset by:

•	the repayment of debt totaling $423.7 million;

•	the repayment of borrowings on our revolving credit facilities totaling $286.0 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $53.3 million;

•	payments of principal on outstanding debt totaling $22.4 million; and

•	payments for debt issuance costs totaling $10.6 million.

Cash provided by financing activities for the nine months ended September 30, 2003 primarily reflects:

•	$234.5 million of proceeds received from debt issuance during the period;

•	$78.9 million of proceeds received from the issuance of common shares, net of costs;

•	$58.0 million of proceeds received from borrowings on our revolving credit facilities; and

•	the decrease in restricted cash totaling $1.2 million.

The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $139.1 million;

•	the repayment of debt totaling $91.6 million;

•	distributions made to common shareholders and minority partners during the period totaling $43.9 million;

•	payments of principal on outstanding debt totaling $24.0 million; and

•	payments for debt issuance costs totaling $6.6 million.

Financing Strategy

Our objective is to have consistent access to long and short-term debt and equity at costs efficient to run our business and produce the highest returns. We typically fund our short-term liquidity requirements through available cash or one of our revolving credit facilities. As of September 30, 2004, we had three facilities, which provided short-term borrowing capacity of $450 million. Availability under our credit facilities is determined based on current borrowings outstanding under the facilities as well as certain financial covenants contained within the facilities. As of September 30, 2004, we had $344 million available under our credit facilities.

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

During the second and third quarters of 2004, we completed a significant restructuring of our balance sheet, which has improved our balance sheet flexibility while continuing our strategy of match-funding our debt to our leases. A description of the debt restructuring and the impact to our balance sheet is included in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

On August 20, 2004, we closed on a syndicated unsecured revolving credit and term loan facility, as further described in the “Debt Outstanding” section herein, to replace the credit facility we terminated in April 2004 and to refinance certain of our existing secured debt. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan.

We use a disciplined approach of matching the term and interest rate nature (fixed or variable rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding”, to substantially lock in our investment spreads during the initial lease term. As of September 30, 2004, our leases had a weighted average remaining term of 11.8 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our long-term debt had a weighted average remaining term of 10.2 years and our earliest meaningful long-term debt maturity was not until 2009. As of September 30, 2004, our total outstanding debt (including borrowings on our credit facilities) equaled approximately 51% of our total real estate investments and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 86%.

As of September 30, 2004, our total outstanding fixed rate debt equaled approximately 48% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 11.8 years and the weighted average remaining term of our outstanding fixed rate debt was 10.6 years. As a result, our fixed rate leases and debt were 90% match-funded. Our total outstanding variable rate debt equaled approximately 63% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 11.7 years and the weighted average remaining term of our outstanding variable rate debt was 8.6 years. As a result, variable rate leases and our variable rate debt were 74% match-funded.

We have adopted a policy to limit debt to approximately 65% of our assets (calculated as total assets plus accumulated depreciation). This policy may be changed by our Board of Trustees at any time without shareholder approval. As of September 30, 2004, our debt to assets ratio was approximately 49% and our debt to total market capitalization was approximately 39%.

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

The following table sets forth certain information regarding our variable rate leases and debt as of the periods indicated (dollars in thousands):

		Percent of our
	Total Real Estate	Portfolio Subject	Total Variable Rate	Average One-Month	Average One-Month
	Subject to Variable	to Variable Rate	Debt Outstanding	LIBOR for the three	LIBOR for the nine
Period	Rate Leases	Leases	(1)	months ended	months ended
September 30, 2003	$413,076	24%	$254,717	1.11%	1.24%
September 30, 2004	405,652	20%	268,647	1.60%	1.29%

(1) Includes amounts outstanding on our revolving credit facilities totaling $30.0 million and $10.0 million as of September 30, 2003 and September 30 2004, respectively.

As further described in the “Financing Strategy” section above, the match-funding of our variable rate lease portfolio with variable rate debt furthers our strategy of substantially locking in our investment spreads over the initial term of our leases. In addition, the minimum lease rates built into the majority of our variable rate leases protect our investment returns as interest rates decline and allow us to realize additional spread during low interest rate environments. However, because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%, at which time substantially all of our lease rates will rise above our minimum lease rates. At that time, our variable lease rates and variable debt rates will rise equally with LIBOR.

To illustrate, during the three months and nine months ended September 30, 2004, as LIBOR has generally increased, our investments spreads have started to contract. While the interest expense on our variable rate debt has increased, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period as the minimum lease rates were in effect at these LIBOR levels.

In contrast, during the nine months ended September 30, 2003, as LIBOR generally decreased, the interest expense on our variable rate debt also decreased. However, the revenue generated from the vast majority of our variable rate leases remained constant during this same time period as the minimum lease rates were in effect at these LIBOR levels.

Balance Sheet Restructuring and Debt Extinguishment Charges

Second Quarter of 2004

As previously discussed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, we initiated a significant restructuring of our balance sheet by paying off approximately $306 million of our outstanding debt with Ford during the second quarter of 2004. In April 2004, we repaid approximately $214 million of mortgage debt outstanding with Ford with a weighted average remaining maturity of approximately 7.7 years. Of the total debt, approximately $161 million was variable rate debt, with a weighted average spread over LIBOR of 226 basis points, and approximately $53 million was variable rate debt swapped to fixed rate debt, bearing interest at approximately 7.6%. The net proceeds used to repay the debt were derived from the following sources:

•	On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share, as further described in the “Equity Offerings” section herein;

•	On April 15, 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par, as further described in the “Debt Outstanding” section herein;

•	On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share, as further described in the “Equity Offerings” section herein; and

•	Approximately $23 million from borrowings on our short-term credit facilities, which were subsequently repaid during the second quarter of 2004, and cash on hand due to the timing of the equity and debt transactions noted above.

As a result of these transactions, on April 1, 2004, we terminated our $60 million unsecured credit facility, which prohibited the issuance of senior unsecured debt. As of March 31, 2004, the facility had no amounts outstanding and was expected to remain principally unused until its expiration in March 2005.

In May 2004, we repaid the remainder of our outstanding Ford debt totaling approximately $92 million, which had an effective interest rate of approximately 7.84% with a remaining maturity of approximately 7.2 years, and paid the related prepayment penalties totaling approximately $2.2 million. The debt was repaid with a portion of the net proceeds derived from our May 12, 2004 public offering of $110 million of 6% Convertible Notes, as further described in the Debt Outstanding section herein.

As a result of the above transactions, we incurred debt extinguishment charges totaling approximately $8.7 million, or $0.20 per share to net income available to common shareholders. The debt extinguishment charges consisted of the following:

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

Third Quarter of 2004

In August 2004 we repaid approximately $211.7 million of variable rate debt (consisting of $113.4 million of secured debt, $4.3 million of unsecured debt and borrowings on our secured credit facilities totaling $94.0 million). The debt repaid (excluding the borrowings on our secured credit facilities) had a weighted average spread over LIBOR of 278 basis points with a weighted average remaining maturity of approximately 6.4 years. The borrowings on our secured credit facilities had spreads over LIBOR ranging from 285 to 323 basis points. We have not terminated our secured credit facilities, which are scheduled to mature in 2005. The debt was repaid with the net proceeds derived from the closing of our unsecured revolving credit and term loan facility during August 2004, as further described in the “Debt Outstanding” section herein, and the issuance of 1,700,000 common shares in an underwritten public offering in August 2004, as further described in the “Equity Offerings” section herein.

As a result of the debt repayment, we incurred debt extinguishment charges totaling approximately $697,000, or $0.02 per share to net income available to common shareholders. The debt extinguishment charges consisted of the write-off of deferred loan fees related to the loans that were paid off during the third quarter.

Debt Outstanding

The following is a summary of our total debt outstanding as of September 30, 2004 and December 31, 2003 (dollars in thousands):

		Principal
		Balance as of		Principal Balance as	Effective	Term/
	Original	September 30,		of December 31,	Interest	Amortization
Description of Debt	Debt Issued	2004		2003	Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$31,911		$33,046	7.96%	10 yr/17 yr
7.50% fixed rate debt due 8/10/13 (2)	82,600	74,340		75,717	7.62%	12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (3)	11,900	11,781		—	6.12%	10 yr/25 yr
6.77% fixed rate debt due 7/1/14 (4)	20,400	20,060		20,400	6.88%	10.5 yr/30 yr
Triple Net Lease Mortgage Notes, Series 2002 (5)	325,000	296,093		306,251	7.70%	(5)
Triple Net Lease Mortgage Notes, Series 2003-1 (6)	228,000	218,730		223,469	5.86%	(6)
Various fixed rate debt (7)	160,554	—		145,765	—	(7)

Total Mortgage Fixed Rate Debt		$652,915		$804,648	7.03%

Variable rate debt due 10/31/14 (8)	8,720	8,647		—	3.92%	10.5 yr/30 yr
Various variable rate debt (9)	296,665	—		261,436	4.34%	(9)

Total Mortgage Variable Rate Debt		$8,647		$261,436	4.29%

TOTAL MORTGAGE DEBT (10)		$661,562		$1,066,084	6.76%

Variable rate debt due 10/2/08 (11)	4,500	—		4,425	4.21%	(11)
Variable rate debt due 8/20/09 (12)	150,000	150,000		—	3.60%	(12)
6.75% Monthly Income Notes due 4/15/19 (13)	125,000	125,000	(14)	—	4.35%	(13)
6% Convertible Notes due 5/15/24 (15)	110,000	110,000		—	6.59%	(15)

TOTAL UNSECURED DEBT		$385,000		$4,425	4.98%

$100 million revolving secured facility (16)		—		49,326	4.65%	(16)
$100 million revolving secured construction facility (17)		—		25,683	4.27%	(17)
$250 million revolving unsecured facility (12)		10,000		—	3.91%	(12)

TOTAL CREDIT FACILITIES		$10,000		$75,009	4.38%

TOTAL DEBT OUTSTANDING		$1,056,562	(14)	$1,145,518	6.16%

*	For the quarter ended September 30, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(3)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(4)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $13.3 million. This loan bears interest equal to the three-month LIBOR rate plus 225 basis points. We have entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan.

(5)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	144,202	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	66,927	7/15/15
A-3	75,900	75,900	6/15/22

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

(6)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	99,730	9/25/15
A-2	119,000	119,000	3/25/19

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

(7)	This represents debt that was outstanding with Ford totaling approximately $145 million, which was repaid during the second quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(8)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $5.7 million. This loan bears interest equal to the three-month LIBOR plus 225 basis points.

(9)	This represents debt that was outstanding with various lenders, of which approximately $161 million was repaid during the second quarter of 2004 and $113 million was repaid during the third quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(10)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(11)	This loan, totaling approximately $4 million, was repaid during the third quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(12)	On August 20, 2004, we closed on a syndicated unsecured revolving credit and term loan facility to replace the credit facility we terminated in April 2004 and to refinance certain of our existing secured debt. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our leverage or our debt rating, if elected. As of September 30, 2004, the borrowings under the facility bear interest equal to 30-day LIBOR rate plus 145 basis points. At closing, net proceeds to the Company from the facility, after deducting expenses, totaled approximately $197.4 million (representing the $150 million term loan portion and borrowings on the revolving credit facility portion totaling $50 million). The net proceeds were used to repay approximately $94 million of borrowings under our short-term secured credit facilities, to pay off approximately $89.8 million of debt outstanding (see “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein), to fund acquisitions and for general corporate purposes.

(13)	On April 15, 2004 we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. The notes were issued under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $3.4 million as of September 30, 2004, as further described in the Interest Rate Swaps section herein. The net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $121 million. The net proceeds were used to pay off a portion of the debt outstanding with Ford during the second quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(14)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of September 30, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $3.4 million, representing the change in the fair value of the swap described in footnote (13) and as more fully described in the “Interest Rate Swaps” section herein.

(15)	On May 12, 2004, we closed on a public offering of $110 million 6% convertible notes. The notes were issued under our 2003 Shelf Registration Statement. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and equivalent to a premium of 30%. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period. The net proceeds to the Company, after deducting the discounts and commission to the underwriters and other expenses of the offering, totaled approximately $107 million. The net proceeds were used to pay off a portion of the debt outstanding with Ford and the related prepayment penalties, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein, to fund acquisitions and for general corporate purposes. In September 2004, the EITF reached a final consensus affirming their June 2004 tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, as further described in the “Recent Developments” section herein.

(16)	Amounts borrowed under this facility bear interest at market rates determined at the time of each draw until such time as the Company and the lender set an interest rate for any future amounts borrowed under the facility. Properties are eligible within the borrowing base for 150 days, unless extended by the Company and the lender. The facility has a one-year term, which matures on March 21, 2005, and is renewable annually.

(17)	This construction credit facility provides for a one-year term. Amounts borrowed under this facility bear interest equal to a spread over LIBOR as determined at the time of each draw. Properties are eligible within the borrowing base for 12 months, unless extended by the Company and the lender. The facility matures on June 22, 2005, and is renewable annually.

Our secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	restricting our ability to sell, assign or further encumber the properties securing the debt;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases; and

•	certain prepayment restrictions.

Our unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:

•	incur or guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including distribution payments on our outstanding common and preferred shares;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with certain affiliates;

•	create certain liens; and

•	consolidate, merge or sell our assets.

The more significant financial covenants related to our debt include:

•	minimum debt service coverage ratios;

•	minimum fixed charge coverage ratios;

•	maximum debt to adjusted net worth ratios, including maximum unsecured debt to unencumbered asset ratios;

•	maintenance of a minimum combined equity value or consolidated net worth; and

•	maximum dividend payout ratios.

As of September 30, 2004, we were in compliance with all of the debt covenants related to our debt outstanding.

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

The collateral posted by us related to our hedges, totaling approximately $11.9 million and $12.8 million as of September 30, 2004 and December 31, 2003, respectively, is included in other assets on our consolidated balance sheets.

As of September 30, 2004, we have two interest rate swap arrangements with third parties to fix the interest rate on the underlying variable rate debt, with an initial notional balance totaling approximately $100 million, which we have designated as cash flow hedges. During the second quarter of 2004, we terminated two interest rate swap arrangements with notional balances totaling approximately $58 million as part of our debt restructuring, as further described in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein. In conjunction with the early termination of these swap arrangements, we incurred swap breakage fees totaling approximately $4.0 million.

For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

The unrealized loss on our cash flow hedges was approximately $8.5 million and $13.5 million as of September 30, 2004 and December 31, 2003, respectively. Total comprehensive income for the three months ended September 30, 2004 and 2003 was approximately $19.3 million and $16.8 million, respectively. Total comprehensive income for the nine months ended September 30, 2004 and 2003 was approximately $55.6 million and $37.6 million, respectively.

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

The unrealized loss on our fair value hedge was approximately $3.4 million as of September 30, 2004. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and nine months ended September 30, 2004.

Shelf Registration

On June 4, 2004, we filed a shelf registration statement, which we refer to as the 2004 Shelf Registration Statement, with the SEC relating to the future offering of up to an aggregate of $600 million of common shares, preferred shares, depositary shares, debt securities and warrants exercisable for common or preferred shares. The 2004 Shelf Registration includes approximately $64.2 million available under our shelf registration statement filed with the SEC on March 2, 1999 as well as approximately $1.5 million available under our 2003 Shelf Registration Statement, for the issuance of securities. We believe the 2004 Shelf Registration Statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of September 30, 2004, $550.8 million was available under the 2004 Shelf Registration Statement.

Equity Offerings

Common Shares

On February 9, 2004, we sold 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.6 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share under our 2003 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $35.0 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to repay $18.0 million of borrowings under our short-term credit facilities and to pay off a portion of the debt outstanding with Ford.

On August 27, 2004, we issued 1,700,000 common shares in an underwritten public offering, including 100,000 common shares issued pursuant to the exercise of the underwriter’s over-allotment option, at an initial price to the public of $28.95 per share. The shares were issued under our 2004 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $48.5 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units in the Partnership and used the net proceeds to repay approximately $27.9 million of debt outstanding, to repay borrowings under our short-term credit facilities, to fund acquisitions and for general corporate purposes.

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

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners and amounts required for additional property investments, facility improvement fundings and construction financings. We expect to meet these requirements (other than amounts required for additional property investments, facility improvement fundings and construction financings) through cash provided from operations and our existing and new revolving credit facilities. We anticipate that any additional investments in properties, facility improvement fundings and construction financings during the next 12 months will be funded with cash provided from operations, long-term secured and unsecured debt and the issuance of common or preferred equity, each of which may be initially funded with our existing or new revolving credit facilities. Investments in properties, facility improvement fundings and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

Included in our short-term liquidity requirements is the repayment of borrowings outstanding on our revolving secured credit facilities. Properties are eligible within the borrowing base of our secured credit facilities for 150 days to twelve months, unless extended by us and the lender, and therefore we are generally required to repay these borrowings within twelve months. As of September 30, 2004, we did not have any borrowings outstanding on our revolving secured credit facilities.

As of September 30, 2004, long-term liquidity requirements consisted primarily of obligations under our long-term debt and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for investments in properties, facility improvement fundings and construction financings. We expect to meet our long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facilities) as of September 30, 2004 are as follows (in thousands):

For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2004	$6,546	$—	$6,546
2005	27,156	—	27,156
2006	28,866	—	28,866
2007	30,703	—	30,703
2008	32,459	24,211	56,670
Thereafter	363,136	533,485	896,621

Total	$488,866	$557,696	$1,046,562

Facility Improvements and Construction Financing Commitments

We currently have contractual commitments for future facility improvements and construction financings with several large tenants on properties we currently own. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of September 30, 2004, these commitments totaled approximately $140 million. The majority of these projects are expected to be completed during the next two years.

Dividend Reinvestment and Share Purchase Plan

During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan, which we refer to as the DRIP, which was subsequently replaced on October 1, 2004. Under the DRIP, current shareholders and Unitholders are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing shareholders and Unitholders to make optional cash payments to purchase common shares.

The DRIP permits current shareholders, Unitholders and new investors to invest a minimum of $100 and up to a maximum of $10,000 in common shares per month. The DRIP also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month. Shares purchased under the DRIP through reinvestment of dividends are purchased at a discount (currently 3%) to the market price. Shares purchased under the DRIP through optional cash payments of $10,000 or less are purchased at market price.

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended September 30, 2004, we issued approximately 84,700 common shares under the DRIP, totaling approximately $2.4 million. For the nine months ended September 30, 2004, we issued approximately 283,800 common shares under the DRIP, totaling approximately $8.2 million.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the nine months ended September 30, 2004, no common shares were repurchased. From the inception of the common share repurchase program through September 30, 2004, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Common Units from us for equivalent purchase prices.

Off-Balance Sheet Arrangements

As of September 30, 2004, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table reconciles FFO, FFO available to common shareholders and FFO per common share for the three months and nine months ended September 30, 2004 and 2003 to their most directly comparable GAAP measures, net income and net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income*	$21,841	$13,071	$51,463	$37,718
Real estate depreciation and amortization	9,174	7,817	26,946	22,882
Minority interest related to income from continuing operations and income from discontinued operations	3,555	3,383	8,876	10,384
Gain on sale of real estate	(2,274)	—	(3,486)	(58)

FFO	32,296	24,271	83,799	70,926
Preferred share dividends	(3,152)	—	(7,780)	—

FFO available to common shareholders	$29,144	$24,271	$76,019	$70,926

Weighted average number of common shares used to compute basic net income per common share	37,021	31,919	35,714	30,303

Weighted average number of common shares used to compute fully diluted net income per common share	37,393	32,731	36,193	31,198

Weighted average number of common shares and units used to compute basic FFO per common share	45,133	40,185	43,598	38,652

Weighted average number of common shares and units used to compute fully diluted FFO per common share	45,504	40,997	44,077	39,547

Basic net income per common share	$0.50	$0.41	$1.22	$1.24

Diluted net income per common share	$0.50	$0.40	$1.21	$1.22

Basic FFO per common share	$0.65	$0.60	$1.74	$1.83

Diluted FFO per common share	$0.64	$0.59	$1.72	$1.79

* Included in net income for the three months and nine months ended September 30, 2004, are debt extinguishment charges totaling approximately $697,000 and $9.4 million, respectively, as further described in “Results of Operations – Debt Extinguishment Charges” section herein.

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

During the nine months ended September 30, 2004, our fixed rate debt decreased from $804.6 million as of December 31, 2003 to $787.9 million as of September 30, 2004. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at September 30, 2004 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $49.4 million.

As of September 30, 2004, approximately $406 million, or 20% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program as further described under the “Liquidity and Capital Resources” section herein, as compared to $425 million as of December 31, 2003. As of September 30, 2004, our total variable rate debt outstanding was $268.6 million, as compared to $340.9 million as of December 31, 2003.

If interest rates on our variable rate debt instruments outstanding at September 30, 2004 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $2.7 million, based on balances at September 30, 2004. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at September 30, 2004 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $820,000 or decreased by approximately $399,000 respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.2 million to $4.1 million because of certain investment spread variations at various LIBOR levels.

Item 4. Controls and Procedures

Quarterly Evaluation. We carried out an evaluation as of September 30, 2004 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which we refer to as our disclosure controls, and our “internal controls and procedures for financial reporting,” which we refer to as our internal controls. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer about the effectiveness of our disclosure controls and internal controls as of the end of the period covered by this quarterly report.

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

Our internal control over financial reporting is also evaluated on an ongoing basis by personnel in our accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for the evaluation generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer disclose that information to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “significant deficiency” is a “control deficiency,” or combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is defined in Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to deal with other control matters in the evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Conclusions. Based upon the evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer have concluded that, as of September 30, 2004 and subject to the limitations noted above, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer.

During the three months ended September 30, 2004, we elected to outsource our information technology support function due to the growth in our business as well as the size of our Company. There were no other significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control for financial reporting.

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

Milestone, together with three of its sponsors and investors, then filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital. On April 6, 2004, the Dallas District Court issued a temporary restraining order against us and related parties. The temporary restraining order has expired and is no longer in effect.

On June 25, 2004, the Circuit Court of Fairfax County granted us permission to amend our motion for judgment and add new parties. We have added Milestone, The Staubach Company, Staubach Retail Services, Inc., Cypress Equities, L.L.C., Presidio Financial Partners, L.L.C., and John Geller (who resigned from his position at Ernst & Young LLP, where he served as our audit partner, to become the Chief Financial Officer of Milestone) as defendants and Capital Automotive L.P. as co-plaintiff to our Fairfax, Virginia suit for misappropriation of trade secrets, breaches of fiduciary duty, tortious interference with CARS’ business relationships, and conspiracies to injure CARS in its reputation, trade, business, and profession. We are seeking $250,000,000 in compensatory and punitive damages, and three-fold damages pursuant to Virginia’s conspiracy statute, and injunctive relief pursuant to the Virginia Uniform Trade Secrets Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(a) We are providing the following information in this Form 10-Q instead of reporting the information separately on a Form 8-K. We are reporting this information in advance of the deadline for reporting on Form 8-K.

In connection with our issuance of our 6.75% senior unsecured monthly income notes, the partnership agreement of the Partnership requires us to contribute the proceeds of the offering, net of underwriting discounts and offering costs, to the Partnership, and obligates the Partnership to issue partnership units to us that have terms that correspond to the material terms of the monthly income notes. In accordance with these requirements, on November 4, 2004, we, in our capacity as the sole general partner of the Partnership, entered into the Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Capital Automotive L.P. (the “Fifth Amendment”) to create and issue to us Monthly Income Preferred Partnership Units. The Monthly Income Preferred Partnership Units have terms that correspond to the material terms of the monthly income notes. The Fifth Amendment, which is effective as of April 15, 2004, sets forth the designations, allocations and preferences of the Monthly Income Preferred Partnership Units and the amount and timing of distributions due to the Monthly Income Preferred Partnership Units and the other special rights, powers and duties of the holders of the Monthly Income Preferred Partnership Units.

In connection with our issuance of our 6% convertible notes, the partnership agreement of the Partnership requires us to contribute the proceeds of the offering, net of underwriting discounts and offering costs, to the Partnership, and obligates the Partnership to issue partnership units to us that have terms that correspond to the material terms of the convertible notes. In accordance with these requirements, on November 4, 2004, we, in our capacity as the sole general partner of the Partnership, entered into the Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Capital Automotive L.P. (the “Sixth Amendment”) to create and issue to us Convertible Preferred Partnership Units. The Convertible Preferred Partnership Units have terms that correspond to the material terms of the convertible notes. The Sixth Amendment, which is effective as of May 12, 2004, sets forth the designations, allocations and preferences of the Convertible Preferred Partnership Units, the amount and timing of distributions due to the Convertible Preferred Partnership Units and the other special rights, powers and duties (including conversion rights) of the holders of the Convertible Preferred Partnership Units.

Copies of the Fifth Amendment and the Sixth Amendment are filed as exhibits to this Form 10-Q.

Item 6. Exhibits

(a) Exhibits:

4.1	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Capital Automotive L.P. (filed herewith)

4.2	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Capital Automotive L.P. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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

Dated: November 5, 2004