Form 10-K
period 2004-12-31
CAPITAL AUTOMOTIVE REIT
filed 2005-03-11
CIK 1049316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________TO __________

Commission file number: 000-23733

CAPITAL AUTOMOTIVE REIT

(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	54-1870224

(State of Incorporation)	(IRS Employer Identification No.)

8270 Greensboro Drive, Suite 950 McLean, Virginia	22102

(Address of Principal Executive Offices)	(Zip Code)

(703) 288-3075

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
6.75% Monthly Income Notes due 2019	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest, $.01 par value per share	Nasdaq National Market
7½% Series A Cumulative Redeemable Preferred Shares, $.01 par value per share	Nasdaq National Market
8% Series B Cumulative Redeemable Preferred Shares, $.01 par value per share	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Registrant’s common shares on the Nasdaq National Market on June 30, 2004 was $1,026,319,983.

The number of Registrant’s common shares of beneficial interest outstanding on February 28, 2005 was 43,681,878.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Capital Automotive REIT’s Proxy Statement for the 2005 Annual Meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAPITAL AUTOMOTIVE REIT
ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

		PAGE REFERENCE
		FORM 10-K
Part I
Item 1.	Business	1
Item 2.	Properties	10
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Shareholders	15
Part II
Item 5.	Market for the Company’s Common Equity, Related
	Shareholder Matters and Company Purchases of Equity Securities	16
Item 6.	Selected Financial Information	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes In and Disagreements with Accountants on Accounting
`	and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	83
Part III
Item 10.	Trustees and Executive Officers of the Company	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Shareholder Matters	83
Item 13.	Certain Relationships and Related Transactions	83
Item 14.	Principal Accountant Fees and Services	83
Part IV
Item 15.	Exhibits and Financial Statement Schedules	83
	Signatures	88

PART 1

Item 1. Business

     References to “we,” “us” or “our” refer to Capital Automotive REIT or, if the context requires, Capital Automotive L.P., which we refer to as the “Partnership,” and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2004, owned approximately 84.2% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A and Series B preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. Common Units held by limited partners (other than us) are redeemable, at the option of the holder, for cash, or we may assume, at our election, the redemption obligations of the Partnership and acquire the Common Units in exchange for our common shares on a one-for-one basis.

     In this Form 10-K, we use the term “dealerships” to refer to franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses, which are the types of businesses that are operated on our properties. The terms “dealer group,” “tenant” or “operators of dealerships” refer to the persons and entities that lease our properties from us or mortgage their properties with us.

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

     As of December 31, 2004, we had real estate investments of more than $2.2 billion, primarily consisting of interests in 342 properties located in 31 states, including approximately 2,584 acres of land and containing approximately 14.9 million square feet of buildings and improvements. Our tenants operate 500 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S.

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

BUSINESS AND ACQUISITION STRATEGY

     Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, we provide mortgages, facility improvements, construction financing and takeout commitments in certain circumstances. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. The objective of our strategy is to provide long-term, predictable, stable cash flow for our shareholders.

     We fund our real estate investments with cash from operations, proceeds from debt or equity financings, newly issued Common Units, or a combination thereof. We generally lease our properties to established, creditworthy tenants, for an initial period of 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2004 of 16.9 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

     When we evaluate prospective real estate investments, we consider such factors as:

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

     For our existing tenants, we provide programs for facility improvements and expansions for properties in our portfolio. Under this program, the cost of the improvements is added to the existing lease, which is typically reset to the original term when the improvements are completed, and the rents are increased accordingly. We may also provide commitments to purchase newly constructed dealerships or fund new construction on zoned and permitted property with approved franchises in circumstances in which we own or have a ground leasehold interest in the underlying land, which in both cases is leased to the tenant.

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

     We believe that our business strategy provides dealer groups and their principals with an opportunity to:

•	achieve liquidity, while maintaining ownership and control of the operations of the dealerships;

•	diversify their investments;

•	obtain funds to expand the operations or facilities of the dealer groups;

•	facilitate family and/or estate planning; and

•	benefit from an attractive tax deferred real estate solution (for example, our “UPREIT” structure allows us to acquire properties in exchange for Common Units, thereby giving the sellers/contributors the benefit of being able to defer some or all of the taxable gain they otherwise would have incurred on the sale of their properties, a structure which enhances our ability to consummate transactions).

FINANCING STRATEGY

     Our objective is to have consistent access to long and short-term debt and equity at costs efficient to run our business and produce the highest returns. During 2004, we completed a significant recapitalization of our balance sheet and achieved investment-grade senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Ratings Services. We believe that utilizing an investment grade capital structure is optimal for the execution of our business strategy. It affords us much more consistent access to debt at lower costs than we previously obtained using secured debt with more flexibility enabling creative solutions for our clients. By replacing a significant portion of our secured debt with unsecured debt and equity, we have lowered our overall leverage and improved our cash flow and debt service and fixed charge coverage ratios. We intend to conduct our operations so as to best be able to maintain or improve our investment-grade rated status. A description of the debt restructuring and the impact to our balance sheet is included in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

     We typically fund our short-term liquidity requirements through available cash or our $250 million unsecured revolving credit facility, under which, as of December 31, 2004, we had borrowing capacity of $220 million. Availability under our credit facility is determined based on current borrowings outstanding under the facility as well as certain financial covenants contained within the facility.

     Periodically, in order to more closely match the term and the interest rate nature (fixed or variable rate) of our debt with that of our leases, we will replace the borrowings outstanding on our credit facility using the proceeds of long-term debt or equity. When accessing the capital markets, our objective is to maintain the strength and flexibility of our balance sheet while providing accretion to our shareholders.

     We use a disciplined approach of substantially matching the term and interest rate nature (fixed or variable rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding,” to substantially lock in our investment spreads during the initial lease term. As of December 31, 2004, our leases had a weighted average remaining term of 11.9 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our debt (excluding borrowings on our credit facility) had a weighted average remaining term of 9.9 years and our earliest meaningful long-term debt maturity is not until 2009. As of December 31, 2004, our total outstanding debt (including borrowings under our credit facility) equaled approximately 48% of our total real estate investments subject to leases and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 83%.

     As of December 31, 2004, our total outstanding fixed rate debt equaled approximately 39% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 11.9 years and the weighted average remaining term of our outstanding fixed rate debt was 10.6 years. As a result, our fixed rate leases and debt were 89% match-funded. Our total outstanding variable rate debt equaled approximately 83% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 11.4 years and the weighted average remaining term of our outstanding variable rate debt was 8.1 years. As a result, variable rate leases and our variable rate debt were 71% match-funded.

     As of December 31, 2004, our ratio of debt to gross assets (calculated as total assets plus accumulated depreciation) was approximately 46%, our secured debt to gross assets was approximately 28% and our debt to total market capitalization was approximately 34%. Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances.

     In light of our current financial position, we believe that we will be able to obtain additional financing for our short-term and long-term liquidity requirements as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We have used and may continue to use interest rate swap arrangements to manage interest rate risk and to match-fund our debt to our leases. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

BUSINESS OBJECTIVE

     To achieve our objective of generating long-term, predictable, stable cash flow to maximize shareholder value, we are generally:

•	acquiring properties and simultaneously leasing them to dealer groups on a long-term, triple-net basis, thereby minimizing brokerage, re-leasing and similar costs and, due to the historical and long-term operation of dealerships at specific property locations, increasing the likelihood that our tenants will renew their leases;

•	requiring cross-guarantees (or guarantees by a corporate parent) of leases within a dealer group;

•	requiring our tenants to submit financial and other information, generally quarterly, to monitor compliance with financial covenants, such as minimum tangible net worth and rental cash flow coverage ratios;

•	acquiring properties located predominately in major metropolitan areas zoned for dealership operations and diversifying geographically in order to minimize the potential adverse impact of economic downturns in certain markets;

•	diversifying by brand of motor vehicles offered by franchises operated by our tenants to minimize the potential adverse impact of changes in consumer preferences or manufacturer-specific issues (for example, a manufacturer’s discontinuation of a particular brand or work stoppages causing delays in the availability of specific models);

•	“partnering” with those dealer groups leading the consolidation of dealership ownership that is occurring in the automotive retail industry;

•	leveraging the contacts and experience of our management to build and maintain long-term relationships with dealer groups and financing sources;

•	managing interest rate risk by substantially match-funding the term and interest rate nature (fixed or variable rate) of our debt with that of our leases; and

•	utilizing a variety of financing sources, such as the issuance of Common Units, or other equity securities or debt securities, or a combination thereof.

THE PROPERTIES, LEASES, TYPICAL LEASE TERMS AND DEALERSHIPS

Properties

     As of December 31, 2004, we had invested approximately $2.2 billion in 342 properties located in 31 states, including approximately 2,584 acres of land and containing approximately 14.9 million square feet of buildings and improvements. We own either a fee simple or leasehold interest in each of our properties, including the land, buildings and improvements, related easements and rights and most fixtures. Our properties generally consist of one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties range from approximately one acre to approximately 82 acres, with an average property size of approximately eight acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic volume, high visibility, signage and ease of ingress and egress. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2004, all of our properties (excluding one parcel valued at approximately $500,000 and acquired with another property at no additional cost) were 100% leased under long-term leases. See Item 2 of this Annual Report on Form 10-K for additional information regarding our properties.

Leases and Typical Lease Terms

     Our properties generally are leased to tenants who operate dealerships on the properties. However, during 2003, we acquired one office building utilized as a corporate headquarters by two dealership organizations. This investment does not represent a diversification strategy into traditional office properties as it furthered our alliance with one of the nation’s largest auto dealers. Although there are variations in the terms of our leases, the following is a summary description of the general terms of a majority of our leases. We intend to seek favorable terms for all leases with future tenants that may or may not be on terms similar to those described below. Leases are individually negotiated and do vary, at times in material ways, from the terms summarized below.

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

     Rent. During the initial lease term and any extensions, tenants pay annual base rent in monthly installments. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of December 31, 2004, approximately $436 million of our real estate portfolio, or 20%, was subject to variable rate leases. These leases represented approximately 18% of our total annualized rental revenue (excluding straight-line rental revenue) as of December 31, 2004. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features, generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate. Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods.

     Term and Termination. The leases generally are for initial terms of 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2004 of 16.9 years). The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options ranging from a total of five to 40 years). Generally, the tenant does not have the right to terminate the lease and vacate the property before the end of the initial lease term, except in extraordinary circumstances such as the condemnation of the property. See “ — Damage to, or Condemnation of, a Property” below. In the event of a default by the tenant, the legal remedies that could be available to us include the eviction of the tenant, which could result in early termination of the lease. Typically, leases within a dealer group are cross-guaranteed or are guaranteed by a corporate parent, which helps to ensure the stability of the rental income from the respective tenant.

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

     Damage to, or Condemnation of, a Property. The leases generally provide that if all or a material portion of a property is condemned, the lease may be terminated and any condemnation award would belong to the Company, provided that in certain circumstances, the tenant may be entitled to share in the condemnation award. With respect to damage to or destruction of a property, the leases usually require the tenant to repair such damage or destruction or to rebuild with insurance proceeds. Under some leases, if damage or destruction cannot be repaired within a specified period, the lease may be terminated by the tenant and the Company would receive the insurance proceeds. Rent is typically not abated during the period of repair or rebuilding.

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

     Events of Default. If there is an event of default under a lease, we may terminate the lease, evict the tenant, retain possession of the property and/or lease the property to others. An event of default typically includes, but is not limited to, a failure to pay rent, a failure to comply with the provisions of the lease, the occurrence of certain events relating to bankruptcy or insolvency of the tenant, or failure to maintain a franchise agreement, in each case, if such breach continues unremedied beyond a cure period.

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

     Right of First Negotiation, First Offer and Option to Purchase Property. Certain leases provide the tenant with a right of first negotiation to purchase the property if we decide to sell the property. We will notify the tenant of our intention to sell the property and the tenant will have a period of time to extend an offer, including specifying the purchase price. We may in our discretion reject the tenant’s offer and sell the property to a third party on other terms if the purchase price is higher or we reasonably believe such terms are better than the terms proposed by the tenant. Under the terms of a limited number of leases, the tenant has a right of first offer, in which, for a period of time after receiving notice from us of our intention to sell the property and the proposed sales price for the property, the tenant may advise us that it wishes to purchase the property at the specified price. If the tenant does not exercise this right or if the tenant and we cannot agree on the terms and conditions for the purchase of the property by the tenant, we are free to offer and sell the property to a third party. In addition, some of our leases offer tenant purchase options, generally at the fair market value of the property at the time of sale or at the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of the CPI at the time the option is exercised.

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

Dealerships and Dealer Groups

     New motor vehicle dealer groups in the U.S. operate their dealerships under franchise arrangements with motor vehicle manufacturers. Such arrangements typically specify the locations at which the dealer group may sell motor vehicles and related parts and products and perform certain approved services in order to serve a specified market area. Manufacturers maintain control over the designation of market areas and allocation of vehicles among dealer groups. The manufacturer does not guaranty exclusivity within a specified territory. The limited ability of dealer groups to move their dealership locations makes long-term leases attractive to dealer groups and increases the likelihood that our tenants will renew their leases.

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

     In addition to selling and leasing new vehicles, dealer groups sell and may lease used vehicles. Dealer groups also provide service and parts, primarily for the vehicle makes and models that they sell or lease, and perform both warranty and non-warranty service work. In general, parts departments support the sales and service divisions. Dealers also sell parts at retail to their customers or at wholesale to independent repair shops. Dealer groups also arrange third-party financing for their customers, sell vehicle service contracts and arrange selected types of credit insurance for which they receive financing fees. We believe that the mix in sources of revenues among new motor vehicle sales, used motor vehicle sales, parts and service, and financing and insurance results in greater stability of a dealer group’s cash flow and its ability to make lease payments in all economic environments.

     Because consumer preferences may not always align with manufacturers’ products, most dealer groups also diversify by the brands of motor vehicles offered. We believe brand diversification by dealer groups makes them more resistant to changes in consumer preferences and other manufacturer-related issues. As of December 31, 2004, our properties were leased to 55 different dealer groups. Our tenants operate 500 motor vehicle franchises on these properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. Each brand of motor vehicle had an “allocated value” of less than 7% of our total real estate investments as of December 31, 2004. We allocate value to franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

GOVERNMENTAL REGULATIONS AFFECTING THE PROPERTIES

     The tenants and we, as property owners, are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, land use ordinances, conditional use permits, consumer protection laws and regulations relating to gasoline storage, waste treatment and other environmental matters, including:

     Environmental Laws. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including tenants, owners (such as us) or operators, for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations apply to past and present business operations on the properties and the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. Generally, tenants are obligated to comply with environmental laws and remediation requirements. Our leases typically impose obligations on the tenants to indemnify us from all or most compliance costs we may experience as a result of adverse environmental conditions on the properties. If a tenant fails to or cannot comply or the lease does not require the tenant to act, we could be forced to pay such costs. Additionally, we generally obtain environmental indemnifications from the sellers of properties we acquire. As of February 28, 2005, we are not aware of any environmental condition with respect to any of the properties that management believes would have a material adverse effect on our business, financial condition or results of operations. We, however, cannot predict whether new or more stringent laws relating to the environment will be enacted in the future or how such laws or the operations of the dealerships and other businesses on our properties will impact the properties. Costs associated with an environmental event could be substantial. Prior to the acquisition of our properties, we typically engage independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or groundwater sampling) on the properties. In many cases we have commissioned independent environmental consultants to perform Phase II environmental testing (which generally involves soil or groundwater testing for contaminants). Occasionally when a contaminant is detected on a property, we require that the seller post a cash escrow to secure expected remediation costs. None of these assessments or updates revealed any adverse environmental condition which management believes would have a material adverse effect on our business, financial condition or results of operations. There can be no assurances, however, that the environmental assessments detected all contamination, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

     Americans With Disabilities Act of 1990. The properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA but we may incur costs if the tenant does not comply. As of February 28, 2005, we have not been notified by any governmental authority, and management is not aware of, any non-compliance with the ADA that management believes would have a material adverse effect on our business, financial condition or results of operations.

     Other Regulations. State and local fire, life-safety and similar requirements regulate the use of the properties. The leases generally require that each tenant will have primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

COMPETITION

     We believe that we are the only publicly traded real estate company exclusively pursuing the strategy of purchasing real estate (land, buildings and other improvements) or leasehold interests therein in the auto retail industry, which we simultaneously lease to operators of dealerships under long-term, triple-net leases. However, we currently compete with privately and publicly held companies offering sale-leaseback transactions and banks and other finance companies offering primarily mortgage debt and franchise loans, or may, in the future, offer other types of debt financing.

     Current and future competitors may have greater financial resources and/or greater general real estate experience than we do. We believe that competition for properties will primarily be on the basis of negotiation of terms. Our tenants generally own or operate other properties that are not owned by us.

EMPLOYEES

     As of February 28, 2005, we had 33 employees. None of the employees is represented by a collective bargaining unit. We believe that the relationship with our employees is good.

RECENT DEVELOPMENTS

Net Real Estate Investments

     During the fourth quarter, we increased our net real estate investments by approximately $164 million (consisting of $172 million in real estate investments and $8 million in property dispositions). These investments were located in 14 states, including fee simple or leasehold interests in 19 auto retail properties, facility improvements, one mortgage note and construction advances. The fourth quarter real estate investments contain 16 automotive franchises and have a weighted average initial lease term of approximately 16.3 years, with multiple renewal options exercisable at the option of the tenants. The investments were funded with the issuance of $1.2 million in operating partnership units, borrowings on our credit facility and cash on hand.

     We sell properties from time to time, generally when a tenant has indicated that a particular location no longer meets their operational needs. During the fourth quarter, we sold three auto retail locations for approximately $8.8 million in sales proceeds to three dealer groups, resulting in a combined gain of approximately $1.4 million before minority interest. In exchange for early termination of the leases, we also received approximately $178,000 in lease termination fees, which were recorded during the fourth quarter. The earnings generated from these real estate dispositions, including the combined gain recognized and the lease termination fees, have been reported as discontinued operations.

Financing

     In December 2004, we completed a significant restructuring of our balance sheet. As a result of this restructuring, we achieved investment-grade senior unsecured debt credit ratings from Moody’s Investors Service and Standard &

Poor’s Ratings Services and significantly improved the flexibility of our capital structure. As part of this strategy, during the fourth quarter, we completed the following transactions:

•	On December 27, 2004, we issued 4.6 million common shares in an underwritten public offering at an initial price to the public of $33.25 per share, as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Of the $147.1 million in net proceeds, $145.0 million was used to repay borrowings outstanding on our credit facility and the remainder was used to fund acquisitions and for general corporate purposes.

•	In December 2004, we repaid approximately $19.9 million of variable rate debt that was previously swapped to fixed rate debt, bearing interest at approximately 6.8%. The variable rate debt had a spread over LIBOR of 225 basis points with a remaining maturity of approximately 9.5 years. The debt was repaid with borrowings on our unsecured credit facility, which was subsequently repaid with the net proceeds from the common share offering discussed above. Additionally, in December 2004, we terminated a swap arrangement on $73.7 million of variable rate debt outstanding that was previously swapped to fixed rate debt, bearing interest at 7.5%. The variable rate debt, which was repaid during January 2005 with borrowings on our unsecured credit facility, had a spread over LIBOR of 175 basis points, with a remaining maturity of approximately 8.6 years. As a result of the debt repayment and swap terminations, we incurred debt extinguishment charges during the fourth quarter of 2004 totaling approximately $6.9 million, or $0.15 per common share.

     During the first quarter of 2005, we terminated, without cost, our $100 million secured credit facility and our $100 million secured construction facility. The facilities had not been utilized since we closed on our unsecured credit facility in August 2004 and were expected to remain unused until their expirations during 2005.

     On February 24, 2005, the Partnership sold $100 million aggregate principal amount of its senior notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. The notes bear interest at a fixed rate of 5.46% per annum and mature on February 24, 2015. We have guaranteed the notes. Net proceeds, after deducting the expenses of this offering, totaled approximately $99 million. We used the net proceeds to repay borrowings under our unsecured revolving credit facility. In addition, as part of the offering, the Partnership agreed to sell to the same institutional accredited investors an additional $75 million aggregate principal amount of the notes on or about March 30, 2005. Net proceeds from the sale of those notes will be used to refinance existing secured debt, to repay borrowings under our unsecured revolving credit facility, for future acquisitions, and for general corporate purposes. The foregoing is not an offer or sale of or the solicitation of an offer to buy the notes.

2004 REAL ESTATE INVESTMENTS

     During the year ended December 31, 2004, we completed approximately $407.5 million in real estate investments. The 2004 real estate investments were substantially funded with the following: (i) the issuance of $11.2 million in operating partnership units at an average price of $29.09 per unit; (ii) borrowings on our credit facilities, the majority of which were subsequently repaid with the net proceeds from other financing sources; and (iii) cash on hand, which was obtained through operating and financing activities.

     The property acquisitions during 2004 included 40 auto retail locations, containing 72 franchises, and added approximately 1.9 million square feet of buildings and improvements on approximately 352 acres of land and are located in 23 states. The properties have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 16.9 years. The leases have multiple renewal options, which generally are subject to the same terms and conditions and which are exercisable at the option of the tenants.

     Of our total real estate investments as of December 31, 2004, approximately $43.4 million represents mortgage notes and construction advances, which is included in other assets on our consolidated balance sheets. These notes require monthly interest payments, which are included in interest and other income on our consolidated statements of operations.

Item 2. Properties

PROPERTIES

     As of December 31, 2004, we had invested approximately $2.2 billion in 342 properties located in 31 states, including approximately 2,584 acres of land and containing approximately 14.9 million square feet of buildings and improvements. We own either a fee simple or leasehold interest in each of our properties, including the land, buildings and improvements, related easements and rights and most fixtures. Of our total real estate subject to leases, approximately 4% represents investments in ground leasehold interests. These ground leases expire between August 2010 and August 2035, with substantially all ground leases having options to renew for one or more additional periods ranging from a total of 10 to 15 years, but in no event extending beyond 2035. Our properties generally consist of one or more retail showrooms, office space, adjacent service and repair facilities, parts and accessories departments, and in many cases, acreage set aside for used car sales, body shops, parking for inventory, vehicles awaiting service and future development. Land sizes for our properties range from approximately one acre to approximately 82 acres, with an average property size of approximately eight acres. The properties generally are zoned for a variety of commercial uses and typically have frontage on major transportation arteries with high traffic volume, high visibility, signage and ease of ingress and egress. We do not own or lease any significant amount of personal property, furniture or equipment at any property. As of December 31, 2004, all of our properties (excluding one parcel valued at approximately $500,000 and acquired with another property at no additional cost) were 100% leased under long-term leases.

     Properties operated as franchised automobile dealerships (including used car facilities, related motor vehicle service, repair, parts and body shops on the same parcel of land) represented approximately 83% of our total real estate investments as of December 31, 2004. In addition to these properties, we own additional properties, including raw land and properties on which our tenants operate stand-alone used car facilities, motor vehicle service, repair and parts, wholesale vehicle auctions or other related businesses, the majority of which are operated by dealer groups. We also own an office building utilized as a corporate headquarters by two dealership organizations.

Tenant and Brand Diversification

     As of December 31, 2004, our properties were leased to 55 different dealer groups. Our tenants operate 500 motor vehicle franchises on these properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. Each brand of motor vehicle had an “allocated value” of less than 7% of our total real estate investments as of December 31, 2004. We allocate value to franchises by dividing the amount we paid for a particular property by the number of franchises located on that property.

     For the year ended December 31, 2004, our top 10 dealer groups, including their affiliates, accounted for approximately 69% of our total rental revenue (including any rental revenue reclassified to discontinued operations), and as of December 31, 2004, approximately 70% of our total annualized rental revenue. For the year ended December 31, 2004, Sonic Automotive, Inc. and its affiliates, who we refer to as Sonic, accounted for approximately 24% of our total rental revenue (including any rental revenue reclassified to discontinued operations) and, as of December 31, 2004, approximately 22% of our total annualized rental revenue. As of December 31, 2004, Sonic is the tenant of 86 properties. For the year ended December 31, 2004 United Auto Group, Inc. and its affiliates, who we refer to as UnitedAuto, accounted for approximately 14% of our total rental revenue (including any rental revenue reclassified to discontinued operations) and, as of December 31, 2004, approximately 17% of our total annualized rental revenue. As of December 31, 2004, UnitedAuto is the tenant of 35 properties. No other dealer group accounted for 10% or more of our total rental revenue (including any rental revenue reclassified to discontinued operations) for the year ended December 31, 2004 or our total annualized rental revenue as of December 31, 2004. As a result of the concentration of revenue generated from a few dealer groups, if any one of them were to default on their respective lease obligations, we may have significantly reduced rental revenue or higher expenses until the defaults were cured or the properties could be leased to a new tenant or tenants.

     We believe that our tenant concentration risk is mitigated by certain factors unique to the franchised dealership industry. Generally, each of a dealer group’s dealerships operates as a substantially self-sufficient business which is not dependent on the dealer group itself for the dealership’s critical business functions and processes. Consequently, even if a dealer group’s overall business operations become subject to stress, so long as the operations residing on our properties remain profitable, we believe it is likely the tenants will continue to perform their lease obligations. Furthermore, a secondary market exists for the operations of franchised dealerships which provides dealer groups with the ability to both buy and sell dealership operations in order to maintain a strong portfolio of dealerships. We believe that this secondary market provides an effective mechanism for dealer groups to sell dealerships to generate cash should the dealer group’s overall business operations become subject to stress. We believe that the combination of self-sufficient businesses, together with a secondary market for those businesses creates an important aspect of diversification within large dealer groups, and, therefore, within our portfolio.

Geographic Diversification

     We invest in real estate throughout the United States. As of December 31, 2004, we owned real estate in 31 states, with approximately 76% of our total real estate investments in the top 50 metropolitan areas in the U.S. in terms of population and approximately 99% of our total real estate investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs).

     The following table specifies the metropolitan areas in which our real estate investments represent at least 1% of our total investments as of December 31, 2004.

		Total Real	Percentage of Total
	Number of	Estate Investment	Real Estate
Metropolitan Area (1)	Properties	(in thousands) (4)	Investment

Houston, TX	37	$236,034	10.53%
Washington, DC-MD-VA-WV	29	233,039	10.40%
Phoenix-Mesa, AZ	2	117,792	5.26%
Dallas, TX	14	104,880	4.68%
Denver, CO	5	80,762	3.60%
San Diego, CA	8	61,173	2.73%
Charlotte-Gastonia-Rock Hill, NC-SC	12	60,484	2.70%
Baltimore, MD	8	58,442	2.61%
Atlanta, GA	7	58,313	2.60%
Chicago, IL	4	53,444	2.39%
Columbus, OH	9	53,426	2.38%
Philadelphia, PA-NJ	4	45,980	2.05%
Orlando, FL	6	45,940	2.05%
Los Angeles-Long Beach, CA	6	45,644	2.04%
Providence-Fall River-Warwick, RI-MA	3	43,924	1.96%
Detroit, MI	6	43,031	1.92%
St. Louis, MO-IL	7	40,645	1.81%
Nashville, TN	4	34,897	1.56%
Fort Wayne, IN	9	34,549	1.54%
Cleveland-Lorain-Elyria, OH	6	31,240	1.39%
Birmingham, AL	2	27,134	1.21%
Las Vegas, NV-AZ	2	26,494	1.18%
Fort Worth-Arlington, TX	3	25,728	1.15%
West Palm Beach-Boca Raton, FL	2	25,471	1.14%
Scranton—Wilkes-Barre—Hazleton, PA	1	25,055	1.12%
Bridgeport, CT	6	24,175	1.08%
South Bend, IN	3	23,198	1.04%
Fresno, CA	3	22,556	1.01%
San Antonio, TX	5	22,435	1.00%
Other MSAs (2)	112	506,066	22.59%
Other (3)	17	28,750	1.28%

Total	342	$2,240,701	100.00%

(1)	Derived from the most recent published data (April 2000) of the U.S. Census Bureau regarding population of MSAs and PMSAs.

(2)	Represents each MSA in which our real estate investments represent less than 1% of our total investments.

(3)	Represents real estate investments in non-MSAs.

(4)	Includes mortgage notes issued by us as well as construction advances on properties we owned as of December 31, 2004.

     As noted in the table above, the largest “geographic concentrations” of our real estate investments were in the Houston, TX MSA and the Washington, DC-MD-VA-WV MSA, which accounted for approximately 11% and 10% of our total real estate investments, respectively, as of December 31, 2004. No other MSA’s concentration of properties exceeded 6% of our total real estate investments as of December 31, 2004. The Washington, DC-MD-VA-WV MSA is

the fifth largest MSA in terms of population and the Houston, TX MSA ranked seventh. In addition, to minimize our geographic concentration risk in any given area, we generally require cross-guarantees (or guarantees by a corporate parent) of leases within a dealer group.

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

     Our properties are subject to leases with initial terms that generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2004 of 16.9 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of December 31, 2004, the weighted average remaining lease term for our leases was approximately 11.9 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years). With respect to the leases for properties acquired from Sonic during August 1999, Sonic is required to renew, for an additional five years, the initial terms of leases representing 75% of the total rental payments for such Sonic leases expiring in any given year. The calculation of weighted average initial lease term and weighted average remaining lease term assumes that Sonic renews leases as specified above taking into account the portion of the requirement fulfilled by Sonic as of December 31, 2004.

     The following table sets forth the schedule of lease expirations for our 323 leases in place as of December 31, 2004 for each of the 20 years beginning with 2005, assuming that (i) none of the tenants (other than Sonic) exercises or has exercised renewal options and (ii) the number of leases Sonic renews in any given year equals 75% of the total number of Sonic leases expiring that year (rounded to the closest whole number) as specified above.

		Total Annualized	Percentage of
		Rental Revenue	Total Annualized
	Number of	Represented by	Rental Revenue
Year of Lease	Expiring	Expiring Leases	Represented by
Expiration	Leases	(in thousands) (1)	Expiring Leases

2005	—	—	—
2006	1	$162	0.1%
2007	7	2,393	1.1%
2008	26	14,046	6.5%
2009	20	9,270	4.3%
2010	7	2,741	1.3%
2011	12	5,459	2.5%
2012	3	2,091	0.9%
2013	48	24,419	11.2%
2014	34	16,365	7.5%
2015	12	6,048	2.8%
2016	20	18,183	8.3%
2017	37	35,616	16.4%
2018	13	12,393	5.7%
2019	43	27,319	12.6%
2020	5	4,712	2.2%
2021	2	915	0.4%
2022	7	6,748	3.1%
2023	11	11,141	5.1%
2024	13	15,771	7.2%
2025 & thereafter	2	1,728	0.8%

(1) Calculated using LIBOR rates in effect as of that date.

     As of December 31, 2004, all of our 342 properties (excluding one parcel valued at approximately $500,000 and acquired in connection with another property at no additional cost) were subject to leases. The excluded parcel is not subject to a lease.

Item 3. Legal Proceedings

     Proceeding Terminated During the Fourth Quarter of the Fiscal Year Ended December 31, 2004. On March 26, 2004, we filed a motion for judgment against Michael R. Burkitt (“Burkitt”), who is our former employee, in the Circuit Court of Fairfax County, Virginia. On September 29, 2003, Burkitt voluntarily submitted his resignation from his position as our Vice President of Leasing and Acquisitions. He then became President, Chief Executive Officer, and a member of the board of directors of Milestone Realty Trust, Inc., a Maryland corporation (“Milestone”). Milestone was organized in December 2003 to operate in the market for the acquisition and leaseback of automotive dealerships and businesses related to motor vehicles. Our motion for judgment sought injunctive relief, punitive damages and actual damages resulting from Burkitt’s alleged misappropriation of our trade secrets, breaches of his fiduciary duties to us, and his misstatements to third parties regarding his role and activities as an employee of ours.

     Milestone, together with three of its sponsors and investors, then filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital.

     We later amended our motion for judgment to add Milestone, The Staubach Company, Staubach Retail Services, Inc., Cypress Equities, L.L.C., Presidio Financial Partners, L.L.C., and John Geller (who resigned from his position at Ernst & Young LLP, where he served as our audit partner, to become the Chief Financial Officer of Milestone) as defendants and the Partnership as co-plaintiff to our Fairfax, Virginia suit for misappropriation of trade secrets, breaches of fiduciary duty, tortious interference with our business relationships, and conspiracies to injure us in our reputation, trade, business, and profession. We sought $250,000,000 in compensatory and punitive damages, and three-fold damages pursuant to Virginia’s conspiracy statute, and injunctive relief pursuant to the Virginia Uniform Trade Secrets Act.

     On November 3, 2004, we, along with the Partnership, entered into a definitive settlement agreement (“Settlement Agreement”) with the following parties (collectively, the “Milestone Parties”) to settle all pending litigation: AutoStar Realty Operating Partnership, L.P. (“AutoStar”); Burkitt; John Geller; Presidio Financial Partners, LLC, and Presidio Merchant Partners, LLC (collectively “Presidio”); and Milestone, The Staubach Company, Staubach Retail Services, Inc., and Cypress Equities, LLC (collectively “Staubach”). The Settlement Agreement contained mutual releases and provided that the parties would make the filings necessary to dismiss with prejudice all pending litigation. The Milestone Parties paid us $150,000 as partial consideration for the settlement. Under the terms of the Settlement Agreement, AutoStar, Burkitt, John Geller, Presidio, and Staubach were required to return or destroy all of our documents in their possession, and any documents derived from those documents. In addition, Burkitt entered into an agreement not to compete with us in the development, acquisition, and/or leaseback or finance of new or used automobile dealership real estate in the United States for a six-month period ending May 3, 2005. We made no payments to the Milestone Parties in connection with the settlement.

     Lease Indemnification Provisions. Under the leases, the tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties on account of certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, on account of certain matters relating to the ownership of the properties prior to their acquisition by us. See “Item 1 — Business — The Properties, Leases, Typical Lease Terms and Dealerships — Leases and Typical Lease Terms — Indemnification.”

Item 4. Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Company Purchases of Equity Securities

     Market Information and Distributions. Our common shares have traded on the Nasdaq National Market under the symbol “CARS” since February 13, 1998 (the date of our initial public offering). Listed below are the high and low sales prices of our common shares as reported on the Nasdaq National Market and the distributions declared for each of the periods indicated.

	Price per Share		Distributions
	High	Low	Declared Per Share
2004
Fourth quarter	$35.53	$30.67	$0.4305
Third quarter	32.00	27.76	0.4265
Second quarter	35.70	25.12	0.4230
First quarter	36.22	31.63	0.4200

2003
Fourth quarter	$33.00	$30.16	$0.4165
Third quarter	30.87	27.43	0.4140
Second quarter	28.96	24.95	0.4110
First quarter	25.35	22.50	0.4085

2002
Fourth quarter	$25.35	$22.37	$0.4065
Third quarter	25.71	17.60	0.4020
Second quarter	25.00	21.69	0.3980
First quarter	23.45	19.35	0.3935

     On February 28, 2005, the last reported sale price on the Nasdaq National Market was $33.30 per share and there were 515 holders of record of our common shares. We believe the total number of our beneficial shareholders to be approximately 28,000 because certain common shares are held of record by depositories, brokers and other nominees.

     In addition, our preferred shares are traded on the Nasdaq National Market. On February 28, 2005, the last reported sale price on the Nasdaq National Market for our Series A preferred shares was $25.37 per share. As of March 1, 2005, the total number of beneficial shareholders of our Series A preferred shares was 3,449. On February 28, 2005, the last reported sale price on the Nasdaq National Market for our Series B preferred shares was $26.25 per share. As of March 1, 2005, the total number of beneficial shareholders of our Series B preferred shares was 2,488.

     The Company’s ongoing operations generally will not be subject to federal income taxes as long as the Company maintains its REIT status. Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income (excluding any net capital gains, which totaled approximately $4.8 million for 2004 and $0 for both 2003 and 2002). Pursuant to this requirement, we were required, at a minimum, to distribute an estimated $44.5 million for 2004 and approximately $29.3 million for both 2003 and 2002. Our estimated taxable income for 2004 is approximately $54.2 million and our actual taxable income for both 2003 and 2002 was approximately $32.6 million. We distributed over 100% of our taxable income for 2004, 2003 and 2002 and therefore avoided substantially all federal income taxes. We may or may not elect to distribute in excess of 90% of our taxable income (excluding any net capital gains) in future years. We are also subject to certain state and local income and franchise taxes.

     Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary and capital gain dividend income. Distributions in excess of current and accumulated earnings and profits will generally be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of deferring taxation until the sale of the shareholder’s shares.

     The following presents the federal income tax characterization of distributions paid, or deemed to be paid, to common shareholders for the year ended December 31:

	2004	2003	2002
Ordinary Income	$1.1271	$1.0934	$1.2098
Unrecaptured §1250 Gain	0.0498	—	—
Capital Gain	0.0587	—	—
Return of Capital	0.4504	0.5466	0.3727

Total	$1.6860	$1.6400	$1.5825

     We intend to continue to pay regular quarterly distributions to holders of common shares and Common Units. Future distributions, however, will be at the discretion of our Board of Trustees and will depend on our actual results of operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We are obligated to pay regular quarterly distributions both to holders of our Series A preferred shares at the rate of $1.875 per annum per Series A preferred share and to holders of our Series B preferred shares at the rate of $2.00 per annum per Series B preferred share, prior to the distributions on the common shares. No assurances can be given regarding what portion, if any, of distributions in 2005 or subsequent years will constitute a return of capital for federal income tax purposes.

      On December 28, 2004, the Partnership issued 35,000 Common Units to Jenala Partners, L.L.C., as partial consideration for the acquisition of real property and improvements located in Maryland. Beginning on January 31, 2006, the Common Units will be eligible for redemption for cash by the Partnership or, at our option, common shares on a one for one basis. The issuance of such Common Units was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Information
(In Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Total revenue	$201,933	$163,320	$134,743	$109,754	$94,825
Depreciation and amortization expense	$36,219	$29,526	$24,473	$19,872	$16,092
General and administrative expense	$12,403	$9,991	$8,475	$7,114	$6,592
Interest expense	$66,640	$62,635	$48,423	$43,521	$39,531
Debt extinguishment charge	$16,350	$—	$—	$702	$—
Income from continuing operations before minority interest	$70,321	$61,168	$53,372	$38,545	$32,610
Minority interest (1)	$(10,624)	$(12,827)	$(12,598)	$(9,996)	$(9,320)
Income from continuing operations	$59,697	$48,341	$40,774	$28,549	$23,290
Total income from discontinued operations (2)	$7,978	$3,295	$3,055	$2,828	$2,522
Net income	$67,675	$51,636	$43,829	$31,377	$25,812
Preferred share dividends	$(10,931)	$(411)	$—	$—	$—
Net income available to common shareholders	$56,744	$51,225	$43,829	$31,377	$25,812
Weighted average number of common shares outstanding — diluted	36,858	31,717	28,589	24,450	21,113
Diluted earnings per common share:
Income from continuing operations	$1.33	$1.51	$1.44	$1.18	$1.11
Net income	$1.54	$1.62	$1.55	$1.30	$1.22

Other Data:
Funds from operations available to common shareholders (3)	$100,043	$95,913	$83,427	$63,631	$53,455
Weighted average number of common shares and units outstanding - diluted	44,798	39,981	37,096	32,726	29,476
Diluted FFO per common share (3)	$2.23	$2.40	$2.25	$1.94	$1.81
Annual dividend per common share (4)	$1.70	$1.65	$1.60	$1.55	$1.50
Properties owned at end of period	342	331	292	260	244

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Real estate before accumulated depreciation	$2,197,323	$1,874,810	$1,574,153	$1,229,694	$1,037,870
Total investments (5)	2,240,701	1,905,327	1,574,153	1,229,694	1,037,870
Total assets	2,158,157	1,861,585	1,542,470	1,199,700	1,021,589
Mortgage debt	634,365	1,066,084	898,733	637,656	571,519
Unsecured debt (6)	385,000	4,425	—	—	—
Borrowings under credit facilities	30,000	75,009	111,096	63,508	14,200
Total other liabilities	33,396	34,341	35,970	21,630	30,109
Minority interest	144,877	112,452	116,048	110,885	115,728
Total shareholders’ equity	933,927	569,274	380,623	366,021	290,033

(1)	Minority interest represents income attributable to the Common Units owned by limited partners (other than us) of the Partnership.

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

(3)	Funds from Operations, commonly referred to as FFO, is a non-GAAP financial measure. For a definition of FFO and a reconciliation of FFO to its most directly comparable GAAP measure, net income available to common shareholders, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.” FFO available to common shareholders is FFO less preferred share dividends.

(4)	2004 annual dividend per common share represents first, second and third quarter dividends totaling $1.2695 declared during 2004 and fourth quarter dividend totaling $0.4305 declared on January 18, 2005. 2003 annual dividend per common share represents first, second and third quarter dividends totaling $1.2335 declared during 2003 and fourth quarter dividend totaling $0.4165 declared on January 20, 2004. 2002 annual dividend per common share represents first, second and third quarter dividends totaling $1.1935 declared during 2002 and fourth quarter dividend totaling $0.4065 declared on January 21, 2003.

(5)	Investments as of December 31, 2004 and 2003 include mortgage notes and construction advances secured by real estate totaling $43.4 million and $30.5 million, respectively.

(6)	The carrying value of the debt on our balance sheet as of December 31, 2004 has been reduced by $3.4 million, representing the unrealized loss on our fair value swap as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 22, we discuss our results of operations for the past two fiscal years. We then provide, beginning on page 26, an analysis of our liquidity and capital resources, including discussions of our cash flows, financing strategy, debt arrangements, sources of capital and financial commitments. Finally, on page 37, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance and liquidity of an equity REIT used by the REIT industry.

     The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report and the subsection captioned “Forward-Looking Statements” below. Historical results set forth in Item 6, Selected Financial Information; Item 8, Financial Statements and Supplementary Data; and this section should not be construed as indicative of our future operations.

Overview

     Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, we provide mortgages, facility improvements, construction financing and takeout commitments in certain circumstances. We use (i) the term “dealerships” to refer to these types of businesses that are operated on our properties and (ii) the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and entities that lease our properties from us or mortgage their properties with us. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. As of December 31, 2004, we had real estate investments of more than $2.2 billion, primarily consisting of interests in 342 properties located in 31 states, including approximately 2,584 acres of land and containing approximately 14.9 million square feet of buildings and improvements. Our tenants operate 500 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S.

     Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2004 of 16.9 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of December 31, 2004, our portfolio had a weighted average remaining lease term of approximately 11.9 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

     Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned on mortgage notes or construction advances secured by real estate; (3) interest earned from the temporary investment of funds in short-term investments; and (4) other fee income.

     We are a self-administered and self-managed real estate company operating as a real estate investment trust, or a REIT, for federal income tax purposes. Our general and administrative expenses consist primarily of compensation expense for our executive officers and other employees, professional fees, office administration expenses (including rent), business taxes and insurance and various other expenses incurred in managing our business. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties or leasehold interests over a nine-year to 40-year period for tax purposes and generally a 20-year to 45-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we own.

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

Real Estate Assets — Impairment Assessment

     We periodically assess our real estate assets for permanent impairment when certain events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less than the carrying amount, then an impairment loss would be recognized equal to the amount of the difference between the fair value of the property and its carrying amount.

Real Estate Assets — Estimated Useful Lives and Allocation of Purchase Price

     We depreciate our buildings and improvements or leasehold interest assets using the straight-line method over the lesser of their estimated useful lives or ground lease terms, generally 20 to 45 years. The useful lives of the properties are assigned using third-party appraisals and/or structural reviews that are generally prepared for each property we acquire.

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 142, “Goodwill and Other Intangible Assets.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist.

Tenant and Property Improvements

     From time to time, we make tenant and property improvements on our existing properties. Improvements include costs incurred on facilities during which the tenant’s business continues to operate. Tenant and property improvements are recorded as buildings and improvements on our consolidated balance sheets and the rents charged to the tenant on these improvements during the project are recorded as rental revenue. Once the project is completed, the remaining useful life of the buildings and improvements is determined and depreciation expense is adjusted accordingly on a prospective basis.

Construction Financing

     We may provide construction financing to our tenants in certain circumstances in which we own or have a ground lease on the underlying land, which in both cases is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. We are not obligated to purchase the property if certain conditions are not met. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements.

Derivative Instruments

     During the normal course of business, we are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. In general, our strategy of substantially match-funding our long-term debt to our leases reduces our exposure to interest rate fluctuations by locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage interest rate risk. We do not enter into interest rate swap arrangements for trading purposes. The derivative instruments, including cash flow and fair value hedges that we have entered into, have been designated as highly effective at the inception of the swap agreements. We continue to evaluate the highly effective nature of those hedges and believe our hedges continue to be highly effective.

     For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets. For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument being hedged is recorded on our consolidated statements of operations. Generally, these amounts offset each other resulting in no impact on our net income. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease recorded to the carrying value of the debt instrument being hedged on our consolidated balance sheets. Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage.

Rental Revenue Recognition

     We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Under SFAS No.13, if a lease term is greater than 75% of the economic life of the leased property or if the present value of future minimum lease payments of that lease exceed 90% of the fair value of the leased property then our lease would not be considered an operating lease for accounting purposes but would instead be considered a direct financing lease and the related leased assets removed from our balance sheet. Determination of economic lives and fair values of leased property has some level of subjectivity. We believe, however, that the assumptions we used to estimate both fair value and the economic life of the leased asset are based on reasonable market terms and are consistent with industry practice. Rental income attributable to the leases is recorded monthly when due from tenants and is recognized on a straight-line basis over the initial terms of the related leases. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically

LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates and fixed rate conversion features, and none of these leases contains a maximum rate.

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

     We make estimates of the collectibility of our receivables related to straight-line rents by monitoring the creditworthiness of our tenants on a continual basis. An allowance for doubtful accounts is established based on the estimated losses resulting from the inability of our tenants to make their required rental payments during the initial lease term.

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

Results of Operations

Revenue
This section should be read in conjunction with the section captioned “Variable Rate Lease Program” herein.

	For the Years Ended December 31,			Percentage Change
				2004 to	2003 to
(dollars in thousands)	2004	2003	2002	2003	2002
Revenue
Rental	$198,151	$162,104	$133,940	22%	21%
Interest and other	3,782	1,216	803	211%	51%

Total	$201,933	$163,320	$134,743	24%	21%

     Rental. The increase in rental revenue over the past two fiscal years was primarily attributable to the growth of our real estate portfolio from sale-leaseback transactions from which we generate our rental income. The following table demonstrates the growth of our real estate portfolio for the periods indicated. Excluded in the periods presented are property dispositions that have occurred through December 31, 2004. The results of operations related to these properties were reclassified from rental revenue to discontinued operations for all periods presented as further described under the “Discontinued Operations” section herein.

	Real Estate before
	Accumulated			Total Square
	Depreciation (in	Number of	Total Land	Footage (in
As of December 31,	thousands)	Properties	Acreage	millions)
2001	$1,147,791	231	1,684	9.0
2002	1,499,946	266	1,974	11.3
2003	1,802,589	303	2,234	13.0
2004	2,197,323	342	2,584	14.9

     The increase in rental income was also attributable to an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

     Interest and Other. The majority of the increase in interest and other income over the past two fiscal years was primarily due to interest earned on mortgage notes or construction advances secured by real estate funded during 2004 and the fourth quarter of 2003. Mortgage notes and construction advances totaled approximately $43.4 million and $30.5 million as of December 31, 2004 and 2003, respectively. Additionally, the increase from 2003 to 2004 was due to lease assignment fees earned during 2004, income from a partial condemnation related to road improvements for one of our properties, and proceeds received for the settlement of the Milestone-Burkitt litigation as further described in Item 3 — Legal Proceedings.

     Differences in interest and other income between years are also due to fluctuations in the cash collateral balances held by our lenders at any point in time and changes in the interest rates earned on these balances. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the swap valuations at any point in time, and to protect the lenders in case of an early termination by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds held in such accounts.

Expenses

	For the Years Ended December 31,			Percentage Change
				2004 to	2003 to
(dollars in thousands)	2004	2003	2002	2003	2002
Expenses
Depreciation and amortization	$36,219	$29,526	$24,473	23%	21%
General and administrative	12,403	9,991	8,475	24%	18%
Interest	66,640	62,635	48,423	6%	29%
Debt extinguishment charge	16,350	—	—	100%	—

Total	$131,612	$102,152	$81,371	29%	26%

     Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements owned during the years indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue - Rental” above, resulting in an increase in our depreciable assets.

     General and Administrative. General and administrative expenses increased from 2003 to 2004 due primarily to:

•	an increase in professional fees resulting from higher legal and consultation services;

•	an increase in auditing fees and professional fees associated with the implementation of and compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees; and

•	an increase in costs related to acquisition and financing transactions that were not consummated by us.

     General and administrative expenses increased from 2002 to 2003 due primarily to:

•	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees;

•	an increase in professional fees associated with the implementation of and compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	an increase in directors and officers insurance due to an increase in market rates; and

•	an increase in business taxes and state registration fees due to the growth in our real estate portfolio during 2002 and 2003 as well as changes in state tax laws.

     The increase from 2002 to 2003 was partially offset by the write-off totaling $195,000 during the fourth quarter of 2002 related to the remaining costs on our former office space. In October 2002, we took advantage of the soft office space market by entering into a long-term lease for more efficient space into which we relocated our office. In addition, we subleased our former space to a third party. In accordance with GAAP, the remaining costs related to a pre-existing lease were charged to expense when the leased property has no substantive future use or benefit to the lessee, net of any rent received from subleasing to a third party. General and administrative expenses, excluding this write-off, increased 21% from 2002 to 2003.

     Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

(in thousands)			Credit
Balance as of:	Fixed Rate	Variable Rate	Facilities	Total
12/31/02	$593,910	$304,823	$111,096	$1,009,829
12/31/03	$804,648	$265,861	$75,009	$1,145,518
12/31/04	$687,900	$331,465	$30,000	$1,049,365

Effective Interest Rate for the Years Ended December 31,*
2002	7.81%	4.17%	4.44%	6.37%
2003	7.28%	3.82%	4.37%	6.34%
2004	7.03%	3.81%	4.39%	6.20%

*	Includes deferred loan fees amortized over the life of the loans.

     During the years ended December 31, 2002 and 2003, interest rates decreased. The one-month LIBOR decreased 49 basis points during 2002, from 1.87% as of December 31, 2001 to 1.38% as of December 31, 2002, and further decreased 26 basis points in 2003, ending the year at 1.12%. On the contrary, during 2004, interest rates increased. The one-month LIBOR rose 128 basis points during the year, ending the year at 2.40%.

     From 2003 to 2004, the increase in interest expense was primarily due to the following:

•	the reclassification of approximately $2.2 million of interest expense related to 2004 property dispositions to discontinued operations for the year ended December 31, 2003 as compared to the reclassification of $483,000 of interest expense for the year ended December 31, 2004. In accordance with GAAP, interest expense is required to be reclassified to discontinued operations for the period of time during which the properties sold secured the debt. Interest related to the debt after the property is sold is recorded to interest expense, resulting in an increase in interest expense in subsequent periods; and

•	although our overall debt decreased from December 31, 2003, we had higher borrowings during the year. This was partially offset by a decrease in the overall effective interest rates due to the repositioning of our balance sheet as further described in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein. Although interest rates increased during the year, our credit spreads, and therefore our effective interest rate, continued to contract as a result of the repositioning.

     From 2002 to 2003, our interest expense increased disproportionately with the increase in our overall debt due to the mix of variable rate debt to total debt. During 2003, in order to lock in rates during the low interest rate environment, we increased long-term fixed rate debt while reducing our borrowings on our short-term credit facilities and our short-term variable rate mortgage debt. This change in mix of debt was accomplished through:

•	the conversion of $79.2 million of variable rate debt to fixed rate debt during the fourth quarter of 2002. We entered into an interest rate swap arrangement with a third party during the third quarter of 2001 to swap this variable rate debt to fixed rate. The swap became effective in November of 2002; and

•	the issuance of approximately $228 million of fixed rate debt during the first quarter of 2003, which was used to pay down borrowings on our short-term revolving credit facilities, totaling approximately $111 million, and to pay off approximately $92 million of short-term variable rate mortgage debt.

     Debt Extinguishment Charge. As further described in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein, as a result of our balance sheet restructuring during 2004, we incurred debt extinguishment charges for the year ended December 31, 2004 totaling approximately $16.4 million, or $0.36 per share to net income available to common shareholders. There were no such expenses during 2003 or 2002.

Discontinued Operations

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

     During the year ended December 31, 2004, we sold 20 auto retail locations for approximately $71.1 million in sales proceeds to nine dealer groups, resulting in a combined gain of approximately $5.7 million before minority interest. In exchange for early termination of the leases, we also received approximately $2.5 million in lease termination fees, which were recorded during the year. The earnings generated from these real estate dispositions, including the combined gain recognized and lease termination fees, have been reported as discontinued operations.

     The following table sets forth the components of discontinued operations related to the 24 auto retail locations sold subsequent to January 1, 2002 (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Rental	$2,452	$7,689	$8,081
Other	2,538	197	—

Total revenue	4,990	7,886	8,081

Expenses:
Depreciation	469	1,599	1,947
Interest	483	2,181	2,423

Total expenses	952	3,780	4,370

Income from discontinued operations before gain on sale of real estate and minority interest	4,038	4,106	3,711
Gain on sale of real estate	5,697	75	291

Income related to discontinued operations before minority interest	9,735	4,181	4,002
Minority interest related to discontinued operations	(1,757)	(886)	(947)

Total discontinued operations, net of minority interest	$7,978	$3,295	$3,055

Preferred Share Dividends

	For the year ended December 31,
(dollars in thousands)	2004	2003	2002
Preferred share dividends	$10,931	$411	$—

     The increase represents dividends related to the 7½% Series A Cumulative Redeemable Preferred Shares issued on December 11, 2003 and the 8% Series B Cumulative Redeemable Preferred Shares issued on April 27, 2004. There were no Series A or Series B preferred share dividends during 2002.

Impact of Inflation

     Our leases typically contain provisions to mitigate the adverse impact of inflation on our results of operations. These provisions include upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the CPI. In addition, certain of our leases are generally subject to certain fixed minimum and/or maximum rent escalators during the initial lease term.

     Substantially all of our properties are leased to tenants under long-term, triple-net leases. Because triple-net leases typically require the tenant to pay all operating expenses of a property, our exposure to rising property expenses due to inflation is reduced.

Liquidity and Capital Resources

     Cash and cash equivalents were $8.3 million and $13.4 million at December 31, 2004 and December 31, 2003, respectively. The changes in cash and cash equivalents during the years ended December 31, 2004 and 2003 were attributable to operating, investing and financing activities, as described below.

	Year Ended December 31,
(dollars in thousands)	2004	2003
Cash provided by operating activities	$120,550	$96,734
Cash used in investing activities	(326,038)	(331,592)
Cash provided by financing activities	200,468	240,768

Operating Activities

     Cash provided by operating activities represents cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

     Cash used in investing activities primarily reflects the investment in dealership properties, facility improvements and construction financings, net of sales.

Financing Activities

     Cash provided by financing activities for the year ended December 31, 2004 primarily reflects:

•	$431.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$422.2 million of proceeds received from debt issuances during the year;

•	$302.4 million of proceeds received from the issuance of common shares, net of costs;

•	$63.1 million of proceeds received from our offering of 8% Series B Cumulative Redeemable Preferred Shares, net of costs; and

•	the decrease in restricted cash totaling $15.2 million.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $476.0 million;

•	the repayment of debt totaling $443.6 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the year totaling $72.9 million;

•	payments of principal on outstanding debt totaling $29.7 million; and

•	payments for debt issuance costs totaling $10.9 million.

     Cash provided by financing activities for the year ended December 31, 2003 primarily reflects:

•	$299.5 million of proceeds received from debt issuances during the year;

•	$201.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$95.4 million of proceeds received from our offering of 7½% Series A Cumulative Redeemable Preferred Shares, net of costs; and

•	$81.5 million of proceeds received from the issuance of common shares, net of costs.

     The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facilities totaling $237.1 million;

•	the repayment of debt totaling $91.6 million;

•	distributions made to shareholders and minority partners during the year totaling $60.8 million;

•	payments of principal on outstanding debt totaling $36.0 million;

•	payments for debt issuance costs totaling $7.0 million; and

•	the increase of restricted cash totaling $4.1 million.

Financing Strategy

     Our objective is to have consistent access to long and short-term debt and equity at costs efficient to run our business and produce the highest returns. During 2004, we completed a significant recapitalization of our balance sheet and achieved investment-grade senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Ratings Services. We believe that utilizing an investment grade capital structure is optimal for the execution of our business strategy. It affords us much more consistent access to debt at lower costs than we previously obtained using secured debt with more flexibility enabling creative solutions for our clients. By replacing a significant portion of our secured debt with unsecured debt and equity, we have lowered our overall leverage and improved our cash flow and debt service and fixed charge coverage ratios. We intend to conduct our operations so as to best be able to maintain or improve our investment-grade rated status. A description of the debt restructuring and the impact to our balance sheet is included in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

     We typically fund our short-term liquidity requirements through available cash or our $250 million unsecured revolving credit facility, under which, as of December 31, 2004, we had borrowing capacity of $220 million. Availability under our credit facility is determined based on current borrowings outstanding under the facility as well as certain financial covenants contained within the facility.

     Periodically, in order to more closely match the term and the interest rate nature (fixed or variable rate) of our debt with that of our leases, we will replace the borrowings outstanding on our credit facility using the proceeds of long-term debt or equity. When accessing the capital markets, our objective is to maintain the strength and flexibility of our balance sheet while providing accretion to our shareholders.

     We use a disciplined approach of substantially matching the term and interest rate nature (fixed or variable rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding,” to substantially lock in our investment spreads during the initial lease term. As of December 31, 2004, our leases had a weighted average remaining term of 11.9 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our debt (excluding borrowings on our credit facility) had a weighted average remaining term of 9.9 years and our earliest meaningful long-term debt maturity was not until 2009. As of December 31, 2004, our total outstanding debt (including borrowings under our credit facility) equaled approximately 48% of our total real estate investments subject to leases and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 83%.

     As of December 31, 2004, our total outstanding fixed rate debt equaled approximately 39% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 11.9 years and the weighted average remaining term of our outstanding fixed rate debt was 10.6 years. As a result, our fixed rate leases and debt were 89% match-funded. Our total outstanding variable rate debt equaled approximately 83% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 11.4 years and the weighted average remaining term of our outstanding variable rate debt was 8.1 years. As a result, variable rate leases and our variable rate debt were 71% match-funded.

     As of December 31, 2004, our ratio of debt to gross assets (calculated as total assets plus accumulated depreciation) was approximately 46%, our secured debt to gross assets was approximately 28% and our debt to total market capitalization was approximately 34%. Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances.

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

     The following table sets forth certain information regarding our variable rate leases and debt as of December 31st for the years indicated (dollars in thousands):

		Percent of our
	Total Real Estate	Portfolio	Total Variable	Average One-
	Subject to	Subject to	Rate Debt	Month the
	Variable Rate	Variable Rate	Outstanding	LIBOR for
Year	Leases	Leases	(1)	the Year
2002	$418,203	27%	$415,919	1.77%
2003	425,454	23%	340,870	1.21%
2004	436,305	20%	361,465	1.50%

(1) Includes amounts outstanding on our revolving credit facilities totaling $111.1 million, $75.0 million and $30.0 million as of December 31, 2002, 2003 and 2004, respectively.

     As further described in the “Financing Strategy” above, the match-funding of our variable rate lease portfolio with variable rate debt furthers our strategy of substantially locking in our investment spreads over the initial term of our leases. In addition, the lease rates built into the majority of our variable rate leases protect our investment returns as interest rates decline and allow us to realize additional spread during low interest rate environments. However, because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will generally contract from current levels until the one-month LIBOR reaches 3.0% to 3.5%, at which time substantially all of our lease rates will rise above our minimum lease rates.

     To illustrate, during the year ended December 31, 2004, as LIBOR has generally increased, our investments spreads have started to contract. While the interest expense on our variable rate debt has increased, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period as the minimum lease rates were in effect at these LIBOR levels.

     In contrast, during years ended December 31, 2003 and 2002, as LIBOR generally decreased, the interest expense on our variable rate debt also decreased. However, the revenue generated from the vast majority of our variable rate leases remained constant during this same time period as the minimum lease rates were in effect at these LIBOR levels.

Balance Sheet Restructuring and Debt Extinguishment Charges

     As noted above, we significantly restructured our balance sheet during the year ended December 31, 2004. As part of our balance sheet restructuring, we repaid $514 million of secured debt as follows:

•	Variable rate secured debt totaling approximately $275 million. The debt had a weighted average remaining maturity of approximately 7.0 years and a weighted average spread over LIBOR of 248 basis points;

•	Variable rate secured debt that had been swapped to fixed rate totaling approximately $147 million, of which approximately $74 million was repaid during 2004 and the remainder was repaid in January 2005. This debt had a weighted average remaining maturity of approximately 8.7 years and a weighted average effective interest rate of approximately 7.5%. In conjunction with the repayment of this debt, we terminated the respective swap arrangements; and

•	Fixed rate secured debt totaling approximately $92 million with a remaining maturity of approximately 7.2 years and an effective interest rate of approximately 7.8%.

     In addition, we repaid variable rate unsecured debt totaling approximately $4 million with a remaining maturity of approximately 4.1 years and a spread over LIBOR of 250 basis points.

     Of the total aforementioned debt, $445 million was repaid during 2004 with the net proceeds derived from a series of unsecured debt and equity transactions that closed during the year, borrowings on our credit facilities, which were subsequently repaid, and cash on hand. The remaining $73 million was repaid in January 2005 with borrowings on our unsecured credit facility.

     Also during 2004, we closed on a new $250 million unsecured revolving credit facility. This new facility replaced the unsecured credit facility that we terminated during the year and the two secured credit facilities that we terminated during February 2005.

     As a result of our balance sheet restructuring, we incurred debt extinguishment charges totaling approximately $16.4 million, or $0.36 per share to net income available to common shareholders. The debt extinguishment charges consisted of swap breakage fees totaling approximately $10.8 million related to the repayment of variable rate secured debt that had been swapped to a fixed rate, the write-off of deferred loan fees totaling approximately $3.3 million related to the loans that were repaid and the termination of our unsecured credit facility and prepayment penalties totaling approximately $2.2 million related to the repayment of the fixed rate secured debt.

Debt Outstanding

     The following is a summary of our total debt outstanding as of December 31, 2004 and December 31, 2003 (dollars in thousands):

		Principal		Principal
		Balance as of		Balance as of	Effective	Term/
	Original	December 31,		December 31,	Interest	Amortization
Description of Debt	Debt Issued	2004		2003	Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$31,513		$33,046		10 yr/17 yr
Variable rate debt due 8/10/13 (2)	82,600	72,963		75,717		12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (3)	11,900	11,728		—		10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (4)	325,000	292,557		306,251		(4)
Triple Net Lease Mortgage Notes, Series 2003-1 (5)	228,000	217,102		223,469		(5)
Variable rate debt due 10/31/14 (6)	8,720	8,502		—		10.5 yr/30 yr
Various fixed rate debt (7)	180,954	—		166,165		(7)
Various variable rate debt (8)	296,665	—		261,436		(8)

TOTAL MORTGAGE DEBT (9)		$634,365		$1,066,084	6.60%

Variable rate debt due 10/2/08 (10)	4,500	—		4,425		(10)
Variable rate debt due 8/20/09 (11)	150,000	150,000		—		(11)
6.75% Monthly Income Notes due 4/15/19 (12)	125,000	125,000	(13)	—		(12)
6% Convertible Notes due 5/15/24 (14)	110,000	110,000		—		(14)

TOTAL UNSECURED DEBT		$385,000		$4,425	4.95%

$100 million revolving secured facility (15)		—		49,326		(15)
$100 million revolving secured construction facility (15)		—		25,683		(15)
$250 million revolving unsecured facility (11)		30,000		—		(11)

TOTAL CREDIT FACILITIES		$30,000		$75,009	4.39%

TOTAL DEBT OUTSTANDING		$1,049,365	(13)	$1,145,518	6.20%

*	For the year ended December 31, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The loan is secured by seven of our properties, which as of December 31, 2004, have an aggregate net book value of approximately $61.7 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. The loan is secured by nine of our properties, which as of December 31, 2004, have an aggregate net book value of approximately $97.2 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We had previously entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan to 7.5%. We terminated the swap arrangement during the fourth quarter of 2004 and subsequently repaid the loan during the first quarter of 2005, as further described in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(3)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million. The loan is secured by one of our properties, which as of December 31, 2004, has a net book value of approximately $17.0 million.

(4)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes are collateralized by 97 properties, which as of December 31, 2004, have an aggregate net book value of approximately $432.2 million. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	141,746	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	65,847	7/15/15
A-3	75,900	75,900	6/15/22

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The notes have a weighted average effective interest rate (including deferred loan fees amortized over the life of the notes) of approximately 7.7%. The Partnership has provided a guaranty of collection limited to approximately $35 million of this loan, contingent upon the trustee first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the servicing of the debt, the Company guarantees CARS Loan Servicer L.L.C.’s obligations to make certain principal, interest and property protection advances.

(5)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. The notes are collateralized by 50 properties, which as of December 31, 2004, have an aggregate net book value of approximately $294.9 million. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	98,102	9/25/15
A-2	119,000	119,000	3/25/19

The notes amortize in succession over a 20-year amortization schedule with the Class A-1 notes fully-amortizing and the Class A-2 notes requiring a final payment at maturity of approximately $70.8 million. The notes have a weighted average effective interest rate (including deferred loan fees amortized over the life of the notes) of approximately 5.86%. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the servicing of the debt, the Company guarantees CARS Loan Servicer L.L.C.’s obligations to make certain principal, interest and property protection advances.

(6)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $5.7 million. This loan bears interest equal to the three-month LIBOR plus 225 basis points. The loan is secured by one of our properties, which as of December 31, 2004, has a net book value of approximately $10.9 million.

(7)	This represents debt that was outstanding with various lenders, of which approximately $145 million was repaid during the second quarter of 2004 and approximately $20 million was repaid during the fourth quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(8)	This represents debt that was outstanding with various lenders, of which approximately $161 million was repaid during the second quarter of 2004 and approximately $113 million was repaid during the third quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(9)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(10)	This loan, totaling approximately $4 million, was repaid during the third quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(11)	On August 20, 2004, we closed on a syndicated unsecured revolving credit and term loan facility to replace the unsecured credit facility we terminated in April 2004 as well as the secured credit facilities we terminated during the first quarter of 2005 and to refinance certain of our existing secured debt. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. As of December 31, 2004, the borrowings under the facility bear interest based upon our debt rating equal to the 30-day LIBOR rate plus 95 basis points.

(12)	On April 15, 2004 we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. The notes were issued under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $3.4 million as of December 31, 2004, as further described in the “Interest Rate Swaps” section herein. The net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $121 million. The net proceeds were used to repay a portion of our mortgage debt outstanding during the second quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(13)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $3.4 million, representing the change in the fair value of the swap described in footnote (12) and as more fully described in the “Interest Rate Swaps” section herein.

(14)	On May 12, 2004, we closed on a public offering of $110 million 6% convertible notes. The notes were issued under our 2003 Shelf Registration Statement. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period. The net proceeds to the Company, after deducting the discounts and commission to the underwriters and other expenses of the offering, totaled approximately $107 million. The net proceeds were used to pay off a portion of our mortgage debt outstanding during the second quarter of 2004 and the related prepayment penalties, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein, to fund acquisitions and for general corporate purposes.

(15)	These facilities, which were replaced with our syndicated unsecured credit facility that we closed in August 2004 as described in footnote (11), were terminated during the first quarter of 2005.

Our unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:

•	incur or guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including distribution payments on our outstanding common and preferred shares;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with certain affiliates;

•	create certain liens; and

•	consolidate, merge or sell our assets.

Our secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	restricting our ability to sell, assign or further encumber the properties securing the debt;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases; and

•	relating to certain prepayment restrictions.

Our ability to meet some of the covenants in our debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by our tenants under their leases.

In addition, certain financial covenants in our debt, including our $250 million unsecured revolving credit facility, require us and our subsidiaries, among other things, to:

•	limit the amount of debt to a certain percentage of total assets;

•	limit the amount of secured debt to a certain percentage of total assets;

•	maintain certain minimum interest and debt service coverage ratios; and

•	maintain a certain level of unencumbered assets.

As of December 31, 2004, we were in compliance with all of the debt covenants related to our debt outstanding.

Interest Rate Swaps

     We have entered into interest rate swap arrangements with third parties to manage or hedge our risk related to the effect of interest rate fluctuations on our investment spreads. We do not use derivative instruments for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge. The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swaps were designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges outstanding and believe our hedges continue to be highly effective. For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us.

     The collateral posted by us related to our hedges, totaling approximately $3.3 million and $12.8 million as of December 31, 2004 and 2003, respectively, is included in other assets on our consolidated balance sheets.

     For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

     During the year ended December 31, 2004, we terminated four interest rate swap arrangements entered into in previous years with initial notional balances totaling approximately $158 million as part of our debt restructuring, as further described in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein. In conjunction with the early termination of these swap arrangements, we incurred swap breakage fees totaling approximately $10.8 million. As of December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges.

     The unrealized loss on our cash flow hedges was $0 and approximately $13.5 million as of December 31, 2004 and 2003, respectively. Total comprehensive income for the year ended December 31, 2004, 2003 and 2002 was approximately $78.8 million, $53.8 million and $29.7 million, respectively.

     For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument being hedged is recorded on our consolidated statements of operations. There was no impact on net income for the year ended December 31, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease recorded to the carrying value of the debt instrument being hedged on our consolidated balance sheets.

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

     The unrealized loss on our fair value hedge was approximately $3.4 million as of December 31, 2004. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the year ended December 31, 2004.

Shelf Registration

     On June 4, 2004, we filed a shelf registration statement, which we refer to as the 2004 Shelf Registration Statement, with the SEC relating to the future offering of up to an aggregate of $600 million of common shares, preferred shares, depositary shares, debt securities and warrants exercisable for common or preferred shares. The 2004 Shelf Registration includes approximately $64.2 million available under our shelf registration statement filed with the SEC on March 2, 1999 as well as approximately $1.5 million available under our 2003 Shelf Registration Statement for the issuance of securities. We believe the 2004 Shelf Registration Statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 2004, $397.8 million was available under the 2004 Shelf Registration Statement.

Equity Offerings

Common Shares

     On February 9, 2004, we issued 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.6 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

     On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $35.0 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to repay $18.0 million of borrowings under our short-term credit facilities and $17.0 million of debt.

     On August 27, 2004, we issued 1,700,000 common shares in an underwritten public offering, including 100,000 common shares issued pursuant to the exercise of the underwriter’s over-allotment option, at an initial price to the public of $28.95 per share. The shares were issued under our 2004 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $48.5 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to repay approximately $27.9 million of debt outstanding, to repay borrowings under our short-term credit facilities, to fund acquisitions and for general corporate purposes.

     On December 27, 2004, we issued 4,600,000 common shares in an underwritten public offering at an initial price to the public of $33.25 per share under our 2004 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $147.1 million. We contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to repay approximately $145.0 million of borrowings under our credit facility, to fund acquisitions and for general corporate purposes.

Preferred Shares

     On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share. On May 4, 2004, upon exercise of the underwriter’s over-allotment option, we issued an additional 100,000 Series B preferred shares at $25.00 per share. The Series B preferred shares were issued under our 2003 Shelf Registration Statement. Net proceeds to us, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $63.1 million. We contributed the net proceeds of the offering to the Partnership in exchange for Series B Preferred Units. Of the total net proceeds, approximately $53 million was used to pay off debt outstanding and the remaining proceeds were used to fund acquisitions and for general corporate purposes.

     Set forth below is a summary of our preferred shares of beneficial interest:

Series of			Annual	Annual	Earliest
Preferred Share	# of	Month	Dividend	Dividend	Redemption
of Beneficial Interest	Shares Issued	of Issuance	Yield (1)	Per Share	Date

Series A	3,950,000	December 2003	7.5%	$1.875	12/11/08
Series B	2,600,000	April/May 2004	8.0%	2.000	4/27/09

(1) Yield computed based on $25 per share redemption price.

     All of the classes of preferred shares set forth in the table above are non-voting and redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at our option only on or after the earliest redemption date, unless in limited circumstances in which early redemption is necessary to preserve our status as a real estate investment trust for federal income tax purposes. The preferred shares have no stated maturity and are not subject to any sinking fund provisions. Additionally, the shares are not convertible into or exchangeable for any other security unless conversion is necessary to maintain our status as a real estate investment trust. Holders of these shares are entitled to cumulative dividends, payable quarterly. In the case of each series of preferred shares, there is a series of Preferred Units owned by us that carries substantially the same terms.

Liquidity Requirements

     Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners and amounts required for additional property investments, mortgages, facility improvements and construction financings. We expect to meet these requirements (other than amounts required for additional property investments, mortgages, facility improvements and construction financings) through cash provided from operations and our existing revolving credit facility. We anticipate that any additional investments in properties, mortgages, facility improvements and construction financings during the next 12 months will be funded with cash provided from operations, long-term unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facility. Investments in properties, mortgages, facility improvements and construction financings will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

     As of December 31, 2004, our contractual long-term liquidity requirements consisted primarily of obligations under our long-term debt and our unsecured credit facility and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for investments in properties, mortgages, facility improvements and construction financings as well as distributions to common shareholders and minority partners. We expect to meet long-term liquidity requirements through long-term unsecured borrowings and equity issuances. The availability and terms of any such financing will depend upon market and other conditions.

     The following table summarizes certain of our material contractual cash obligations associated with operating, investing and financing activities as of December 31, 2004 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt principal amortization	$474,929	$25,715	$58,209	$63,632	$327,373
Long-term debt maturities	544,436	—	—	284,211	260,225
Borrowings under credit facility (1)	30,000	—	30,000	—	—
Operating leases	2,426	401	804	852	369
Ground leases (2)	114,519	7,393	14,913	15,164	77,049
Capital leases	—	—	—	—	—

Total	$1,166,310	$33,509	$103,926	$363,859	$665,016

(1)	The credit facility has a three-year term, which matures on August 20, 2007. Borrowings on the facility can remain outstanding until maturity. We do have the option to extend the facility for an additional one-year period, which is not reflected in the table above.

(2)	We are the tenant under certain ground leases expiring between August 2010 and August 2035, with substantially all ground leases having options to renew for one or more additional periods ranging from a total of 10 to 15 years, but in no event extending beyond 2035. In connection with the acquisition of such leasehold interests we also acquired the interest in the buildings and improvements located on the land subject to such ground leases. We in turn have subleased our interests in such ground leases and the related buildings and improvements to our tenants. Certain predecessors in interest to us (which predecessors are, or are affiliates of, our tenants) remain liable for rent and other obligations under the ground leases. In addition, our tenants are responsible for making the rental payments under the related ground leases directly to the ground landlords.

     Additionally, our preferred shares pay quarterly dividends in arrears at a yearly rate of $1.875 per Series A preferred share and $2.00 per Series B preferred share, totaling approximately $12.6 million in preferred share dividends to be paid by us on an annual basis. The preferred shares are redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at our option on or after December 11, 2008 for the Series A preferred shares or April 27, 2009 for the Series B preferred shares. The preferred shares have no stated maturity.

     We also currently have contractual commitments for future facility improvements and construction financings with several tenants on properties we currently own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of December 31, 2004, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next 18 months.

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

     Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 448,000, 171,000 and 23,000 common shares under the DRIP, totaling approximately $13.5 million, $4.4 million and $526,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Common Share Repurchase Program

     During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During 2004, 2003 and 2002, there were no repurchases of common shares. From the inception of the common share repurchase program through December 31, 2004, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Common Units from the Company for equivalent purchase prices.

Off-Balance Sheet Arrangements

     As of December 31, 2004, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     The following table reconciles FFO, FFO available to common shareholders and FFO per common share for each of the five years in the period ended December 31, 2004 to their most directly comparable GAAP measure, net income available to common shareholders and net income per common share (in thousands, except per share data):

	2004	2003	2002	2001	2000
Net income	$67,675	$51,636	$43,829	$31,377	$25,812

Real estate depreciation and amortization	36,615	31,050	26,344	21,477	17,626

Minority interest related to income from continuing operations and income from discontinued operations	11,359	13,696	13,476	10,995	10,328

Gain on sale of real estate	(4,675)	(58)	(222)	(218)	(311)

FFO	110,974	96,324	83,427	63,631	53,455

Preferred share dividends	(10,931)	(411)	—	—	—

FFO available to common shareholders	$100,043	$95,913	$83,427	$63,631	$53,455

Weighted average number of common shares used to compute basic net income per common share	36,416	30,878	27,473	23,432	20,911

Weighted average number of common shares used to compute fully diluted net income per common share	36,858	31,717	28,589	24,450	21,113

Weighted average number of common shares and units used to compute basic FFO per common share	44,356	39,142	35,980	31,708	29,274

Weighted average number of common shares and units used to compute fully diluted FFO per common share	44,798	39,981	37,096	32,726	29,476

Basic net income per common share	$1.56	$1.66	$1.60	$1.34	$1.23

Diluted net income per common share	$1.54	$1.62	$1.55	$1.30	$1.22

Basic FFO per common share	$2.26	$2.45	$2.32	$2.01	$1.83

Diluted FFO per common share	$2.23	$2.40	$2.25	$1.94	$1.81

Included in net income available to common shareholders and FFO available to common shareholders for the year ended December 31, 2004 is a debt extinguishment charge totaling approximately $16.4 million, or $0.36 per common share, as further described in the “Results of Operations – Debt Extinguishment Charge” section herein.

Forward-Looking Statements

     This Annual Report on Form 10-K, including our documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC and are incorporated herein by reference will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in our Annual Report on Form 10-K describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events. Other parts of, or documents incorporated by reference into, this Annual Report on Form 10-K may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks related to our reliance on a small number of dealer groups for a significant portion of our revenue;

•	risks of financing, such as increases in interest rates, our ability to meet existing financial covenants and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital or refinance our maturing debt;

•	risks that planned and additional real estate investments may not be consummated;

•	risks that competition for future real estate investments could result in less favorable terms for the Company;

•	risks relating to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry or operate profitably and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, incentives, warranty programs, marketing or other practices, or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	risks related to our financing of new construction and improvements;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K/A filed on March 11, 2005, as well as the other information in this Annual Report on Form 10-K or referred to in this Annual Report on Form 10-K, before investing in us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our strategy of match-funding our long-term debt to our long-term leases reduces our exposure to interest rate fluctuations by substantially locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage or hedge our interest rate risk. We do not enter into interest rate swap arrangements for trading purposes.

     During the year ended December 31, 2004, our fixed rate debt decreased from $804.6 million as of December 31, 2003 to $687.9 million as of December 31, 2004. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at December 31, 2004 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $42.5 million.

     As of December 31, 2004, approximately $436 million, or 20% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program as further described under the “Liquidity and Capital Resources” section herein, as compared to $425 million as of December 31, 2003. As of December 30, 2004, our total variable rate debt outstanding was $361.5 million, as compared to $340.9 million as of December 31, 2003.

     If interest rates on our variable rate debt instruments outstanding at December 31, 2004 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $3.6 million, based on balances at December 31, 2004. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at December 31, 2004 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $2.0 million or decreased by approximately $777,000 respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.7 million to $4.7 million because of certain investment spread variations at various LIBOR levels.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Trustees and Shareholders of Capital Automotive REIT

We have audited the accompanying consolidated balance sheets of Capital Automotive REIT (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Automotive REIT at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Automotive REIT’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
February 15, 2005

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	As of December 31,
	2004	2003
ASSETS
Real estate:
Land	$866,480	$732,693
Buildings and improvements	1,330,843	1,142,117
Accumulated depreciation	(143,886)	(116,247)

	2,053,437	1,758,563
Cash and cash equivalents	8,332	13,352
Other assets, net	96,388	89,670

TOTAL ASSETS	$2,158,157	$1,861,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage debt	$634,365	$1,066,084
Unsecured debt	381,592	4,425
Borrowings under credit facilities	30,000	75,009
Accounts payable and accrued expenses	23,731	26,773
Security deposits payable	9,665	7,568

TOTAL LIABILIITIES	1,079,353	1,179,859

Minority Interest	144,877	112,452

SHAREHOLDERS’ EQUITY
Preferred shares, par value $.01 per share; 20 million shares authorized,
3,950,000 Series A Cumulative Redeemable Preferred Shares issued and outstanding as of December 31, 2004 and December 31, 2003	40	40
2,600,000 Series B Cumulative Redeemable Preferred Shares issued and outstanding as of December 31, 2004 and no shares issued or outstanding as of December 31, 2003	26	—
Common shares, par value $.01 per share; 100 million shares authorized, 43,406,280 shares issued and outstanding as of December 31, 2004 and 33,032,901 shares issued and outstanding as of December 31, 2003	434	330
Additional paid-in capital	957,938	600,278
Deferred compensation	(3,816)	(2,098)
Accumulated other comprehensive loss	—	(13,541)
Distributions in excess of accumulated earnings	(20,695)	(15,735)

TOTAL SHAREHOLDERS’ EQUITY	933,927	569,274

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,158,157	$1,861,585

See accompanying Notes to Consolidated Financial Statements

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Rental	$198,151	$162,104	$133,940
Interest and other	3,782	1,216	803

Total revenue	201,933	163,320	134,743

Expenses:
Depreciation and amortization	36,219	29,526	24,473
General and administrative	12,403	9,991	8,475
Interest	66,640	62,635	48,423
Debt extinguishment charge	16,350	—	—

Total expenses	131,612	102,152	81,371

Income from continuing operations before minority interest	70,321	61,168	53,372
Minority interest	(10,624)	(12,827)	(12,598)

Income from continuing operations	59,697	48,341	40,774

Income from discontinued operations, net of minority interest	3,303	3,237	2,833
Gain on sale of real estate, net of minority interest	4,675	58	222

Total discontinued operations	7,978	3,295	3,055

Net income	67,675	51,636	43,829
Preferred share dividends	(10,931)	(411)	—

Net income available to common shareholders	$56,744	$51,225	$43,829

Shares of common stock outstanding used to compute basic earnings per common share	36,416	30,878	27,473

Basic earnings per common share:
Income from continuing operations	$1.34	$1.55	$1.48
Net income	$1.56	$1.66	$1.60

Shares of common stock outstanding used to compute diluted earnings per common share	36,858	31,717	28,589

Diluted earnings per common share:
Income from continuing operations	$1.33	$1.51	$1.44
Net income	$1.54	$1.62	$1.55

Dividends declared per common share	$1.6860	$1.6400	$1.5825

See accompanying Notes to Consolidated Financial Statements

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(In Thousands, Except Share Data)
				Preferred Shares				Distributions		Accumulated
	Preferred Shares			Par Value		Common	Additional	in Excess of		Other		Other
			Common			Shares	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Series A	Series B	Shares	Series A	Series B	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income
BALANCE AT DECEMBER 31, 2001	—	—	26,653,427	—	—	$267	$380,429	$(15,415)	$(1,509)	$2,249	$366,021

Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—	9,319	—	—	—	9,319	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	22,717	—	—	—	519	—	—	—	519	—
Issuance of restricted shares, net of forfeitures	—	—	53,045	—	—	—	1,070	—	(1,070)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,029	—	1,029	—
Exercise of common stock options and warrants	—	—	1,283,075	—	—	13	17,903	—	—	—	17,916	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	—	309,132	—	—	3	4,606	—	—	—	4,609	—
Purchase of outstanding warrants to purchase common shares	—	—	—	—	—	—	(293)	—	—	—	(293)	—
Accrued compensation	—	—	—	—	—	—	135	—	—	—	135	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	—	—	(18,523)	(18,523)	(18,523)
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	—	—	4,379
Common share dividends	—	—	—	—	—	—	—	(43,938)	—	—	(43,938)	—
Net income	—	—	—	—	—	—	—	43,829	—	—	43,829	43,829

BALANCE AT DECEMBER 31, 2002	—	—	28,321,396	$—	$—	$283	$413,688	$(15,524)	$(1,550)	$(16,274)	$380,623	$29,685

Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—	(6,299)	—	—	—	(6,299)	—

Net proceeds from issuance of Series A Cumulative Redeemable Preferred Shares	3,950,000	—	—	40	—	—	95,397				95,437	—
Net proceeds from follow-on offering	—	—	2,702,500	—	—	27	66,401	—	—	—	66,428	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	171,113	—	—	2	4,419	—	—	—	4,421	—
Issuance of restricted shares, net of forfeitures	—	—	58,301	—	—	1	1,418	—	(1,419)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	871	—	871	—
Issuance of phantom shares, net of forfeitures	—	—	12,460	—	—	—	103	—	—	—	103	—
Exercise of common stock options and warrants	—	—	1,057,574	—	—	10	14,909	—	—	—	14,919	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	—	709,557	—	—	7	10,081	—	—	—	10,088	—
Accrued compensation	—	—	—	—	—	—	161	—	—	—	161	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	—	—	2,733	2,733	2,733
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	—	—	(576)
Preferred share dividends	—	—		—	—			(411)			(411)	—
Common share dividends	—	—	—	—	—	—	—	(51,436)	—	—	(51,436)	—
Net income	—	—	—	—	—	—	—	51,636	—	—	51,636	51,636

BALANCE AT DECEMBER 31, 2003	3,950,000	—	33,032,901	$40	$—	$330	$600,278	$(15,735)	$(2,098)	$(13,541)	$569,274	$53,793

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME - (CONTINUED)
(In Thousands, Except Share Data)

								Distributions		Accumulated
				Preferred Shares		Common	Additional	in Excess of		Other		Other
	Preferred Shares		Common	Par Value		Shares	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Series A	Series B	Shares	Series A	Series B	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income
Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—	(23,773)	—	—	—	(23,773)	—
Series A Cumulative Redeemable Preferred Shares issuance costs	—	—	—	—	—	—	(187)	—	—	—	(187)	—
Net Proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	—	2,600,000	—	—	26	—	63,042	—	—	—	63,068	—
Net Proceeds from follow-on offerings	—	—	9,125,000	—	—	91	292,085	—	—	—	292,176	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	448,065	—	—	5	13,451	—	—	—	13,456	—
Issuance of restricted shares, net of forfeitures	—	—	84,133	—	—	1	3,049	—	(3,050)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,332	—	1,332	—
Issuance of phantom shares, net of forfeitures	—	—	17,020	—	—	—	70	—	—	—	70	—
Exercise of common stock options	—	—	577,842	—	—	6	8,105	—	—	—	8,111	—
Redemption of units of limited partnership interest in the Partnership to common shares	—	—	121,319	—	—	1	1,667	—	—	—	1,668	—
Accrued compensation	—	—	—	—	—	—	151	—	—	—	151	—
Change in valuation of interest rate swap	—	—	—	—	—	—	—	—	—	13,541	13,541	13,541
Change in valuation of interest rate swap attributable to minority interest	—	—	—	—	—	—	—	—	—	—	—	(2,424)
Preferred share dividends		—	—	—	—	—	—	(10,931)		—	(10,931)	—
Common share dividends	—	—	—	—	—	—	—	(61,704)	—	—	(61,704)	—
Net Income	—	—	—	—	—	—	—	67,675	—	—	67,675	67,675

BALANCE AT DECEMBER 31, 2004	3,950,000	2,600,000	43,406,280	$40	$26	$434	$957,938	$(20,695)	$(3,816)	$—	$933,927	$78,792

See accompanying Notes to Consolidated Financial Statements

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,675	$51,636	$43,829
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposition of real estate net of minority interest	(4,675)	(58)	(222)
Stock compensation expense	1,483	1,032	1,164
Depreciation and amortization	39,939	33,674	28,027
Write-off of deferred loan fees related to debt extinguishment	3,283	—	—
Minority interest expense including amounts attributable to discontinued operations	11,359	13,696	13,476
Changes in assets and liabilities:
Increase in other assets	(5,410)	(4,133)	(7,702)
Increase in accounts payable and accrued expenses	4,799	267	4,100
Increase (decrease) in security deposits payable	2,097	620	(21)

Net cash provided by operating activities	120,550	96,734	82,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment, net of disposals	(192)	(49)	(90)
Real estate investments	(375,615)	(333,471)	(334,655)
Real estate dispositions	49,769	1,928	7,524

Net cash used in investing activities	(326,038)	(331,592)	(327,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit facilities	431,000	201,000	297,514
Proceeds from debt issuance	422,175	299,460	286,252
Repayment of borrowings under credit facilities	(476,009)	(237,087)	(249,926)
Repayment of debt	(443,589)	(91,638)	—
Debt principal payments	(29,729)	(36,046)	(25,175)
Payments for debt issuance costs	(10,901)	(7,019)	(7,548)
Decrease (increase) in restricted cash	15,167	(4,056)	(13,331)
Payment of common share dividends	(50,431)	(47,255)	(43,755)
Payment of preferred share dividends	(9,241)	—	—
Distributions to minority partners	(13,272)	(13,516)	(13,303)
Net proceeds from issuance of Series A Cumulative Redeemable Preferred Shares	(187)	95,437	—
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	63,068	—	—
Net proceeds from issuances of common shares	302,417	81,488	18,275
Payment for the purchase of outstanding warrants to purchase common shares	—	—	(6,328)
Redemption of units of limited partnership interest in the Partnership	—	—	(153)

Net cash provided by financing activities	200,468	240,768	242,522

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,020)	5,910	(2,048)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,352	7,442	9,490

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,332	$13,352	$7,442

SUPPLEMENTAL DATA:
Real estate acquisitions in exchange for operating partnership units	$11,244	$—	$19,000
Real estate acquisitions in exchange for like-kind property	$14,968	$—	$—
Interest paid during the period	$61,958	$64,529	$46,606
Dividends and distributions reinvested to purchase common shares	$11,306	$4,201	$184
Change in valuation of fair value swap	$(3,408)	$—	$—

See accompanying Notes to Consolidated Financial Statements

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of December 31, 2004, owned approximately 84.2% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A and Series B preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

     Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, we provide mortgages, facility improvements, construction financing and takeout commitments in certain circumstances. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term “dealerships” to refer to these types of businesses that are operated on our properties and (ii) the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and entities that lease our properties from us or mortgage their properties with us. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population.

     As of December 31, 2004, we had real estate investments of more than $2.2 billion, primarily consisting of interests in 342 properties located in 31 states, including approximately 2,584 acres of land and containing approximately 14.9 million square feet of buildings and improvements. Our tenants operate 500 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2004 of 16.9 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of December 31, 2004, our portfolio had a weighted average remaining lease term of approximately 11.9 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

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

Real Estate and Depreciation

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 142, “Goodwill and Other Intangible Assets.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of December 31, 2004 and 2003.

     Depreciation is computed on our buildings and improvements or leasehold interest assets using the straight-line method over the lesser of the estimated useful life or ground lease term, generally 20 to 45 years. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $36.4 million, $30.9 million and $26.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     We periodically assess our real estate assets for permanent impairment when certain events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less than the carrying amount, then an impairment loss would be recognized equal to the amount of the difference between the fair value of the property and its carrying amount. The Company has not recognized an impairment loss in 2004, 2003 or 2002 on any of its real estate.

Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $73,000, $75,000 and $76,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Tenant and Property Improvements

     From time to time, we make tenant and property improvements on our existing properties. Improvements include costs incurred on facilities during which the tenant’s business continues to operate. Tenant and property improvements are recorded as buildings and improvements on our consolidated balance sheets and the rents charged to the tenant on these improvements during the project are recorded as rental revenue. Once the project is completed, the remaining useful life of the buildings and improvements is determined and depreciation expense is adjusted accordingly on a prospective basis.

Construction Financing

     We may provide construction financing to our tenants in circumstances which we own or have a ground lease on the underlying land, which in both cases is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. We are not obligated to purchase the property if certain conditions are not met. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances are included in other assets and totaled approximately $12.1 million and $5.0 million as of December 31, 2004 and 2003, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

     Restricted cash consists primarily of cash reserved to fund debt service payments and funds held in cash collateral accounts. In addition, as of December 31, 2003, restricted cash also consisted of funds held in an escrow account related to the substitution of properties within an existing debt agreement. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds invested. The purpose of the escrow accounts related to substitutions is to provide temporary collateral in conjunction with property substitutions when the release of a mortgaged property occurs prior to the lender’s acceptance of a replacement property. The amount represents an agreed upon amount of cash held in escrow until such property substitution is completed, at which time the cash is returned to us. Restricted cash is included in other assets and totaled approximately $5.0 million and $20.2 million as of December 31, 2004 and 2003, respectively.

Deferred Loan Costs

     Certain costs incurred in connection with the issuance of debt instruments are capitalized and generally amortized over the terms of the respective issuance using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and total approximately $22.7 million and $18.1 million as of December 31, 2004 and 2003, respectively. Loan cost amortization expense was approximately $3.3 million, $2.5 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Upon the early extinguishment of debt instruments, we expense any associated unamortized deferred loan costs in the period of the debt retirement. During the year ended December 31, 2004, we expensed approximately $3.3 million of unamortized deferred loan costs attributable to loans that were paid off. We did not have any such expenses during the years ended December 31, 2003 and 2002.

Capitalized Leasing Costs

     Certain direct costs initially incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and total approximately $1.8 million and $1.4 million as of December 31, 2004 and 2003, respectively. Leasing cost amortization expense was approximately $196,000, $174,000 and $147,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

     We believe we are qualified and will continue to qualify as a real estate investment trust, commonly referred to as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended. As a REIT, we are required to distribute at least 90% of our taxable income (excluding any net capital gains) to our shareholders and comply with certain other requirements. We generally will not be subject to federal income tax on taxable income that we distribute to our shareholders. We distributed over 100% of our taxable income for each of the years in the three years ended December 31, 2004 and accordingly, no provision has been made for income taxes. The Company is subject to certain state and local income and franchise taxes.

     Earnings and profits, which will determine the taxability of our distributions to shareholders, and taxable income will differ from that reported for financial reporting purposes.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following reconciles net income available to common shareholders to taxable income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004 Estimate	2003 Actual	2002 Actual
Net income available to common shareholders	$56,744	$51,225	$43,829
Dividends attributable to preferred shares, not deductible for tax	10,931	411	—
Straight-line revenue timing difference	(3,450)	(3,859)	(3,882)
Depreciation timing differences on real estate	(2,440)	(2,726)	(1,136)
Tax stock option compensation expense in excess of GAAP	(7,138)	(11,502)	(8,264)
Other adjustments	(399)	(979)	2,058

Taxable income	$54,248	$32,570	$32,605

     The tax bases of our assets and liabilities will differ from the amounts reported for financial reporting purposes. The more significant differences include straight-line rental receivables and the total real estate asset basis. The total real estate federal income tax cost basis is included on Schedule III – Real Estate and Accumulated Depreciation.

Rental Revenue Recognition

     We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of December 31, 2004, approximately $436 million of our real estate portfolio, or 20%, was subject to variable rate leases. This compares to $425 million of our real estate portfolio, or 23%, that was subject to variable rate leases as of December 31, 2003. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $20.2 million and $16.7 million as of December 31, 2004 and 2003, respectively. Straight-lined rental revenue was approximately $4.2 million, $4.9 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Derivative Instruments

     During the normal course of business, we are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. In general, our strategy of substantially match-funding our long-term debt to our leases reduces our exposure to interest rate fluctuations by locking in our investment spreads during the initial term

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage or hedge our interest rate risk. We do not enter into interest rate swap arrangements for trading purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge.

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

     Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage. The debt extinguishment charges attributable to swap terminations totaled approximately $10.8 million for the year ended December 31, 2004. We did not have any such expenses during the years ended December 31, 2003 and 2002.

Share-Based Compensation

     The Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan, which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At December 31, 2004, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

     In December 2004, the Financial Accounting Standards Board, commonly referred to as the FASB, issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R), “Share-Based Payment,” supercedes APB Opinion No. 25 and its related Interpretations and is effective for the first interim or annual period that begins after June 15, 2005 for public companies (other than those filing as small business issuers). SFAS No. 123(R) requires the fair-value-based recognition method to be applied to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the cumulative effect of initially applying this Statement, if any, must be recognized as of the effective date. The adoption of SFAS No. 123(R) is not expected to have a significant impact on our financial condition or results of operations.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table illustrates the effect on net income and earnings per share if we had applied the fair-value-based recognition method (in thousands, except per share data).

	For the Years Ended December 31,
	2004	2003	2002
Net income available to common shareholders, as reported	$56,744	$51,225	$43,829
Add: Share-based compensation expense included in reported net income, net of minority interest	1,217	814	889
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of minority interest	(1,318)	(989)	(1,357)

Pro forma net income	$56,643	$51,050	$43,361

Basic earnings per common share:
As reported	$1.56	$1.66	$1.60
Pro forma	$1.56	$1.65	$1.58

Diluted earnings per common share:
As reported	$1.54	$1.62	$1.55
Pro forma	$1.54	$1.62	$1.53

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

Fair Value of Financial Instruments

     Management compares the carrying value and the estimated fair value of our financial instruments. The estimated fair values of our assets and liabilities subject to fair value disclosure were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity were involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

•	Due to the highly liquid and short-term nature of our cash and cash equivalents and restricted cash, the carrying values approximate their fair values;

•	The fair values of our mortgage notes and construction advances were estimated to be approximately equal to their carrying value based upon the nature, rate and term of the instrument, totaling approximately $43.4 million and $30.5 million as of December 31, 2004 and 2003, respectively;

•	As of December 31, 2004, the unrealized loss on our fair value hedge was approximately $3.4 million, which equaled its carrying value;

•	As of December 31, 2004, our fixed rate debt with an aggregate carrying value of approximately $687.9 million had an estimated fair value of approximately $689.9 million. As of December 31, 2003, our fixed rate debt with an aggregate carrying value of approximately $804.6 million had an estimated fair value of approximately $823.6 million. The estimated fair value of our fixed rate debt was based

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on interest rates currently available to us for issuance of debt with similar terms, credit risk and remaining maturities; and

•	The fair values of our variable rate debt (including amounts outstanding on our revolving credit facility) were estimated to be approximately equal to their carrying value based upon the nature, rate and term of the instrument, totaling approximately $361.5 million and $340.9 million as of December 31, 2004 and 2003, respectively.

Reclassifications

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the current year presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. The adoption of FIN 46(R) did not have a significant impact on our financial position or results of operations.

4. REAL ESTATE INVESTMENTS

     During the year ended December 31, 2004, we completed approximately $407.5 million in real estate investments. The 2004 real estate investments were substantially funded with the following: (i) the issuance of $11.2 million in operating partnership units at an average price of $29.09 per unit; (ii) borrowings on our credit facilities, the majority of which were subsequently repaid with the net proceeds from other financing sources; and (iii) cash on hand, which was obtained through operating and financing activities.

     The property acquisitions during 2004 included 40 auto retail locations, containing 72 franchises, and added approximately 1.9 million square feet of buildings and improvements on approximately 352 acres of land and are located in 23 states. The properties have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 16.9 years. The leases have multiple renewal options, which generally are subject to the same terms and conditions and which are exercisable at the option of the tenants.

     Of our total real estate investments as of December 31, 2004, approximately $43.4 million represents mortgage notes and construction advances, which is included in other assets on our consolidated balance sheets. These notes require monthly interest payments, which are included in interest and other income on our consolidated statements of operations.

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

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from continuing operations” will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income.

     During the year ended December 31, 2004, we sold 20 auto retail locations for approximately $71.1 million in sales proceeds to nine dealer groups, resulting in a combined gain of approximately $5.7 million before minority interest. In exchange for early termination of the leases, we also received approximately $2.5 million in lease termination fees, which were recorded during the year. The earnings generated from these real estate dispositions, including the combined gain recognized and lease termination fees, have been reported as discontinued operations.

     The following table sets forth the components of discontinued operations related to the 24 auto retail locations sold subsequent to January 1, 2002 (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Rental	$2,452	$7,689	$8,081
Other	2,538	197	—

Total revenue	4,990	7,886	8,081

Expenses:
Depreciation	469	1,599	1,947
Interest	483	2,181	2,423

Total expenses	952	3,780	4,370

Income from discontinued operations before gain on sale of real estate and minority interest	4,038	4,106	3,711
Gain on sale of real estate	5,697	75	291

Income related to discontinued operations before minority interest	9,735	4,181	4,002
Minority interest related to discontinued operations	(1,757)	(886)	(947)

Total discontinued operations, net of minority interest	$7,978	$3,295	$3,055

6. RELATED PARTY TRANSACTIONS

     As of December 31, 2004, we owned 25 properties that were leased to entities related to three members of our Board of Trustees (board members) and/or members of their families. The properties are leased under long-term, triple-net lease agreements and have options to renew upon generally the same terms and conditions for one or more additional periods of five to ten years each, exercisable at the option of the tenants. Rental revenues from properties leased to related parties for the years ended December 31, 2004, 2003 and 2002 totaled $13.1 million, $12.9 million and $12.7 million, respectively. The leases in the aggregate provide for annualized rental payments totaling approximately $13.1 million as of December 31, 2004. The following represents related party transactions during the years ended December 31, 2004, 2003 and 2002:

•	During the fourth quarter of 2004, we consented to a sublease as requested by an existing tenant, which is an entity affiliated with a board member. The tenant simultaneously exercised the first renewal option under certain leases to extend the original expiration date of February 2008 for an

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional 10 years. The leases provide for annualized rental payments of approximately $1.1 million as of December 31, 2004.

•	During the first quarter of 2004, we consented to the assignment of a lease and release from liability for such lease from an entity related to one of our board members to an unrelated third party. The assignee has been the operator of the dealership since we acquired the property in 1998. At the time of the assignment, the annualized rental payments derived from this lease totaled approximately $354,000.

•	During the first quarter of 2004, we funded approximately $4.5 million to a tenant affiliated with a board member to purchase a new service center. The new facility had been constructed by the tenant in 2003 at a cost of approximately $5.5 million on land owned by a subsidiary of the Company. In connection with this funding, the lease term for certain properties, including these improvements, leased to affiliates of the board member was extended for an additional 15 years.

•	During 2002, an entity related to one board member assumed the lease on a property that we previously leased to an unrelated tenant. At the time of the assignment, the annualized rental payments derived from this lease totaled approximately $346,000.

     The terms of the related party transactions were on substantially the same terms as we would provide to a non-affiliated tenant. The transactions pertaining to the funding and lease assignments were approved in accordance with the Company’s corporate guidelines on insider transactions.

7. OPERATING LEASES

     Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The leases have initial terms that generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the year ended December 31, 2004 of 16.9 years) and typically include multiple options to renew upon generally the same terms and conditions, exercisable at the option of the tenants. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features, generally with minimum rates of 10.0% to 10.25%, and none of these leases contains a maximum rate.

     Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Some of our leases offer tenant purchase options, generally at the fair market value of the property at the time of sale or at the greater of the fair market value of the property at the time of sale or our purchase price, which may be increased by a factor of the CPI at the time the option is exercised.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Future minimum rental payments as of December 31, 2004 (using LIBOR rates in effect as of that date) to be received from our tenants are as follows (in thousands):

For the Year Ended December 31,
2005	$217,396
2006	218,820
2007	219,132
2008	205,470
2009	196,800
Thereafter	1,593,709

Total	$2,651,327

     We are the tenant under certain ground leases expiring between August 2010 and August 2035, with substantially all ground leases having options to renew for one or more additional periods ranging from a total of 10 to 15 years, but in no event extending beyond 2035. In connection with the acquisition of such leasehold interests we also acquired the interest in the buildings and improvements located on the land subject to such ground leases. We in turn have subleased our interests in such ground leases and the related buildings and improvements to our tenants. Certain predecessors in interest to us (which predecessors are, or are affiliates of, our tenants) remain liable for rent and other obligations under the ground leases. In addition, our tenants are responsible for making the rental payments under the related ground leases directly to the ground landlords.

     Future minimum lease payments under our ground leases as of December 31, 2004 are as follows (in thousands):

For the Year Ended December 31,
2005	$7,393
2006	7,421
2007	7,492
2008	7,567
2009	7,597
Thereafter	77,049

Total	$114,519

     In conjunction with a ground landlord’s consent to the assignment of one ground lease to a subsidiary of ours, the Company provided a guarantee of such ground lease. As of December 31, 2004, there were 11 years and two months remaining prior to the date this 25-year ground lease agreement can be terminated at our option. Total rental payments during the remaining ground lease term total approximately $25.7 million as of December 31, 2004. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we assessed the fair value of the obligation undertaken in issuing the guarantee, which was determined to be deminimous as of December 31, 2004.

     In October 2002, we relocated our office and subleased our former space to a third party. In accordance with GAAP, the remaining costs related to a pre-existing lease should be charged to expense when the leased property has no substantive future use or benefit to the lessee, net of any rent received from subleasing to a third party. The write-off totaled $195,000 and was charged to general and administrative expenses and recorded as a liability in the fourth quarter of 2002. The six-year lease agreement for our former office space expired in February 2004.

     Also in October 2002, we assumed the lease of a third party for our new office space. In conjunction with our assumption of this lease, the former tenant agreed to subsidize our lease payments over the remaining lease term by reimbursing us $798,000. Of the $798,000 reimbursement, $400,000 was paid to us when the lease agreement was executed, and the remaining $398,000 was provided in the form of two letters of credit which were to be converted to cash at future dates during the lease term. In accordance with GAAP, the total reimbursement from the former

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tenant will be recorded as an offset to rent expense over the remaining lease term. During 2003, one of the letters of credit totaling $199,000 was converted to cash as per our agreement. During 2004, the remaining letter of credit totaling $199,000 was converted to cash. As of December 31, 2004, there were five years and 10 months remaining on the 10-year lease agreement for our current office space. The office lease is accounted for as an operating lease. As of December 31, 2004, we had provided a security deposit on the office lease totaling approximately $186,000. Pursuant to our lease agreement, the deposit may be reduced by 20% on an annual basis at our option.

     Future minimum lease payments for our office lease (excluding the effect of the reimbursement from the former tenant described above) as of December 31, 2004 are as follows (in thousands):

For the Year Ended December 31,
2005	$401
2006	396
2007	408
2008	420
2009	432
Thereafter	369

Total	$2,426

8. DEBT OUTSTANDING

Balance Sheet Restructuring and Debt Extinguishment Charges

     As part of our strategy to become an investment-grade rated company, which was achieved during the fourth quarter of 2004, we significantly restructured our balance sheet during the year ended December 31, 2004 as further described below.

     During the second quarter of 2004, we repaid approximately $306 million of mortgage debt with a weighted average remaining maturity of approximately 7.5 years. Of the total debt repayment, we repaid approximately $161 million of variable rate debt, with a weighted average spread over LIBOR of 226 basis points, approximately $92 million of fixed rate debt, which had an effective interest rate of approximately 7.84%, and approximately $53 million of variable rate debt swapped to fixed rate debt, bearing interest at approximately 7.6%. The net proceeds used to repay the debt were derived from the following sources:

•	On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share, as further described in the “Equity Transactions” footnote herein;

•	On April 15, 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par, as further described in the “Debt Outstanding” section herein;

•	On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share, as further described in the “Equity Transactions” footnote herein;

•	On May 12, 2004, we closed on a public offering of $110 million 6% convertible notes, as further described in the “Debt Outstanding” section herein; and

•	Approximately $23 million from borrowings on our short-term credit facilities, which were subsequently repaid during the second quarter of 2004, and cash on hand due to the timing of the equity and debt transactions noted above.

     On April 1, 2004, we terminated our $60 million unsecured credit facility, which prohibited the issuance of senior unsecured debt.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As a result of the above transactions, we incurred debt extinguishment charges during the second quarter of 2004 totaling approximately $8.7 million, or $0.20 per share to net income available to common shareholders. The debt extinguishment charges consisted of the following:

•	Swap breakage fees totaling approximately $4.0 million related to the repayment of variable rate mortgage debt that had been swapped to a fixed rate;

•	The write-off of deferred loan fees related to the loans that were repaid and the termination of our $60 million unsecured credit facility totaling approximately $2.5 million; and

•	Prepayment penalties totaling approximately $2.2 million related to the repayment of the fixed rate mortgage debt.

     During the third quarter of 2004, we repaid approximately $211.7 million of variable rate debt (consisting of $113.4 million of mortgage debt, $4.3 million of unsecured debt and borrowings on our secured credit facilities totaling $94.0 million). The debt repaid (excluding the borrowings on our secured credit facilities) had a weighted average spread over LIBOR of 278 basis points with a weighted average remaining maturity of approximately 6.4 years. The borrowings on our secured credit facilities had spreads over LIBOR ranging from 285 to 323 basis points. The debt was repaid with the net proceeds derived from the closing of our unsecured revolving credit and term loan facility during August 2004, as further described in the “Debt Outstanding” section herein, and the issuance of 1,700,000 common shares in an underwritten public offering in August 2004, as further described in the “Equity Transactions” footnote herein.

     As a result of the debt repayment, we incurred debt extinguishment charges during the third quarter of 2004 totaling approximately $697,000, or $0.02 per share to net income available to common shareholders. The debt extinguishment charges consisted of the write-off of deferred loan fees related to the loans that were repaid during the third quarter of 2004.

     In December 2004, we repaid approximately $19.9 million of variable rate debt that was previously swapped to fixed rate debt, bearing interest at approximately 6.8%. The variable rate debt repaid had a spread over LIBOR of 225 basis points with a remaining maturity of approximately 9.5 years. The debt was repaid with borrowings on our unsecured credit facility, which was subsequently repaid with the net proceeds from our common share equity offering that closed in December 2004, as further described in the “Equity Transactions” footnote herein. Additionally, in December 2004, we terminated a swap arrangement on $73.7 million of variable rate debt outstanding that was previously swapped to fixed rate debt, bearing interest at 7.5%. The variable rate debt, which we repaid during the first quarter of 2005 with borrowings on our unsecured credit facility, had a spread over LIBOR of 175 basis points, with a remaining maturity of approximately 8.6 years.

     As a result of the debt repayment and swap terminations, we incurred debt extinguishment charges during the fourth quarter of 2004 totaling approximately $6.9 million, or $0.15 per share to net income available to common shareholders. The debt extinguishment charges consisted of the swap breakage fees totaling approximately $6.8 million and the write-off of deferred loan fees totaling approximately $89,000 related to the repayment of debt.

     As a result of our balance sheet restructuring during 2004, we incurred debt extinguishment charges for the year ended December 31, 2004 totaling approximately $16.4 million, or $0.36 per share to net income available to common shareholders.

     During the first quarter of 2005, we terminated our $100 million secured credit facility and $100 million secured construction facility. The facilities had not been utilized since we closed on our unsecured credit facility in August 2004 and were expected to remain unused until their expirations during 2005.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Outstanding

     The following is a summary of our total debt outstanding as of December 31, 2004 and December 31, 2003 (dollars in thousands):

		Principal		Principal
		Balance as of		Balance as of	Effective	Term/
	Original	December 31,		December 31,	Interest	Amortization
Description of Debt	Debt Issued	2004		2003	Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$31,513		$33,046		10 yr/17 yr
Variable rate debt due 8/10/13 (2)	82,600	72,963		75,717		12 yr/30 yr
5.84% fixed rate debt due 2/1/14 (3)	11,900	11,728		—		10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (4)	325,000	292,557		306,251		(4)
Triple Net Lease Mortgage Notes, Series 2003-1 (5)	228,000	217,102		223,469		(5)
Variable rate debt due 10/31/14 (6)	8,720	8,502		—		10.5 yr/30 yr
Various fixed rate debt (7)	180,954	—		166,165		(7)
Various variable rate debt (8)	296,665	—		261,436		(8)

TOTAL MORTGAGE DEBT (9)		$634,365		$1,066,084	6.60%

Variable rate debt due 10/2/08 (10)	4,500	—		4,425		(10)
Variable rate debt due 8/20/09 (11)	150,000	150,000		—		(11)
6.75% Monthly Income Notes due 4/15/19 (12)	125,000	125,000	(13)	—		(12)
6% Convertible Notes due 5/15/24 (14)	110,000	110,000		—		(14)

TOTAL UNSECURED DEBT		$385,000		$4,425	4.95%

$100 million revolving secured facility (15)		—		49,326		(15)
$100 million revolving secured construction facility (15)		—		25,683		(15)
$250 million revolving unsecured facility (11)		30,000		—		(11)

TOTAL CREDIT FACILITIES		$30,000		$75,009	4.39%

TOTAL DEBT OUTSTANDING		$1,049,365	(13)	$1,145,518	6.20%

*	For the year ended December 31, 2004. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The loan is secured by seven of our properties, which as of December 31, 2004, have an aggregate net book value of approximately $61.7 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires quarterly interest and level principal payments with a final payment at maturity of approximately $49.6 million. The loan is secured by nine of our properties, which as of December 31, 2004, have an aggregate net book value of approximately $97.2 million. This loan bears interest equal to the 30-day LIBOR rate plus 175 basis points. We had previously entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan to 7.5%. We terminated the swap arrangement during the fourth quarter of 2004 and subsequently repaid the loan during the first quarter of 2005, as further described in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(3)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million. The loan is secured by one of our properties, which as of December 31, 2004, has a net book value of approximately $17.0 million.

(4)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. The notes are collateralized by 97 properties, which as of December 31, 2004, have an aggregate net book value of approximately $432.2 million. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	141,746	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	65,847	7/15/15
A-3	75,900	75,900	6/15/22

Classes A-1a and A-1b are fully-amortizing in succession over their respective terms and Classes A-2 and A-3 are fully-amortizing in succession over 20 years. The notes have a weighted average effective interest rate (including deferred loan fees amortized over the life of the notes) of approximately 7.7%. The Partnership has provided a guaranty of collection limited to approximately $35 million of this loan, contingent upon the trustee first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the servicing of the debt, the Company guarantees CARS Loan Servicer L.L.C.’s obligations to make certain principal, interest and property protection advances.

(5)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. The notes are collateralized by 50 properties, which as of December 31, 2004, have an aggregate net book value of approximately $294.9 million. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	98,102	9/25/15
A-2	119,000	119,000	3/25/19

The notes amortize in succession over a 20-year amortization schedule with the Class A-1 notes fully-amortizing and the Class A-2 notes requiring a final payment at maturity of approximately $70.8 million. The notes have a weighted average effective interest rate (including deferred loan fees amortized over the life of the notes) of approximately 5.86%. In connection with the issuance of this debt, the Company guarantees certain customary, non-recourse, carveout indemnities. Additionally, in conjunction with the

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

servicing of the debt, the Company guarantees CARS Loan Servicer L.L.C.’s obligations to make certain principal, interest and property protection advances.

(6)	This loan requires monthly interest and level principal payments with a final payment at maturity of approximately $5.7 million. This loan bears interest equal to the three-month LIBOR plus 225 basis points. The loan is secured by one of our properties, which as of December 31, 2004, has a net book value of approximately $10.9 million.

(7)	This represents debt that was outstanding with various lenders, of which approximately $145 million was repaid during the second quarter of 2004 and approximately $20 million was repaid during the fourth quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(8)	This represents debt that was outstanding with various lenders, of which approximately $161 million was repaid during the second quarter of 2004 and approximately $113 million was repaid during the third quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(9)	Certain amounts of our mortgage debt are subject to prepayment penalties.

(10)	This loan, totaling approximately $4 million, was repaid during the third quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(11)	On August 20, 2004, we closed on a syndicated unsecured revolving credit and term loan facility to replace the unsecured credit facility we terminated in April 2004 as well as the secured credit facilities we terminated during the first quarter of 2005 and to refinance certain of our existing secured debt. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. As of December 31, 2004, the borrowings under the facility bear interest based upon our debt rating equal to the 30-day LIBOR rate plus 95 basis points.

(12)	On April 15, 2004 we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. The notes were issued under our shelf registration statement filed with the SEC on June 25, 2003, which we refer to as the 2003 Shelf Registration Statement. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $3.4 million as of December 31, 2004, as further described in the “Interest Rate Swaps” section herein. The net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $121 million. The net proceeds were used to repay a portion of our mortgage debt outstanding during the second quarter of 2004, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein.

(13)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $3.4 million, representing the change in the fair value of the swap described in footnote (12) and as more fully described in the “Interest Rate Swaps” section herein.

(14)	On May 12, 2004, we closed on a public offering of $110 million 6% convertible notes. The notes were issued under our 2003 Shelf Registration Statement. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009,

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period. The net proceeds to the Company, after deducting the discounts and commission to the underwriters and other expenses of the offering, totaled approximately $107 million. The net proceeds were used to pay off a portion of our mortgage debt outstanding during the second quarter of 2004 and the related prepayment penalties, as further described above in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein, to fund acquisitions and for general corporate purposes.

(15)	These facilities, which were replaced with our syndicated unsecured credit facility that we closed in August 2004 as described in footnote (11), were terminated during the first quarter of 2005.

Our unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:

•	incur or guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including distribution payments on our outstanding common and preferred shares;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with certain affiliates;

•	create certain liens; and

•	consolidate, merge or sell our assets.

Our secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	restricting our ability to sell, assign or further encumber the properties securing the debt;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases; and

•	relating to certain prepayment restrictions.

Our ability to meet some of the covenants in our debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by our tenants under their leases.

In addition, certain financial covenants in our debt, including our $250 million unsecured revolving credit facility, require us and our subsidiaries, among other things, to:

•	limit the amount of debt to a certain percentage of total assets;

•	limit the amount of secured debt to a certain percentage of total assets;

•	maintain certain minimum interest and debt service coverage ratios; and

•	maintain a certain level of unencumbered assets.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2004, we were in compliance with all of the debt covenants related to our debt outstanding.

     Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facility) as of December 31, 2004 are as follows (in thousands):

For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2005	$25,715	$—	$25,715
2006	28,186	—	28,186
2007	30,023	—	30,023
2008	31,779	24,211	55,990
2009	31,853	260,000	291,853
Thereafter	327,373	260,225	587,598

Total	$474,929	$544,436	$1,019,365

Interest Rate Swaps

     We have entered into interest rate swap arrangements with third parties to manage or hedge our risk related to the effect of interest rate fluctuations on our investment spreads. We do not use derivative instruments for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge. The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swaps were designated as highly effective at the inception of the swap arrangements. We continue to evaluate the highly effective nature of those hedges outstanding and believe our hedges continue to be highly effective. For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us.

     The collateral posted by us related to our hedges, totaling approximately $3.3 million and $12.8 million as of December 31, 2004 and 2003, respectively, is included in other assets on our consolidated balance sheets.

     For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

     During the year ended December 31, 2004, we terminated four interest rate swap arrangements entered into in previous years with initial notional balances totaling approximately $158 million as part of our debt restructuring, as further described in the “Balance Sheet Restructuring and Debt Extinguishment Charges” section herein. In conjunction with the early termination of these swap arrangements, we incurred swap breakage fees totaling approximately $10.8 million. As of December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges.

     The unrealized loss on our cash flow hedges was $0 and approximately $13.5 million as of December 31, 2004 and 2003, respectively. Total comprehensive income for the year ended December 31, 2004, 2003 and 2002 was approximately $78.8 million, $53.8 million and $29.7 million, respectively.

     For a derivative qualifying as a fair value hedge, the change in the net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument being hedged is recorded on our consolidated statements of operations. There was no impact on net income for the year ended December 31, 2004. The fair value

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the swap is recorded as either an asset or liability, with a corresponding increase or decrease recorded to the carrying value of the debt instrument being hedged on our consolidated balance sheets.

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

     The unrealized loss on our fair value hedge was approximately $3.4 million as of December 31, 2004. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the year ended December 31, 2004.

9. EQUITY TRANSACTIONS

Common Shares

     On February 9, 2004, we issued 1,825,000 common shares in an underwritten public offering at an initial price to the public of $35.40 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $61.6 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to fund acquisitions, to repay borrowings under our short-term credit facilities and for general corporate purposes.

     On April 2, 2004, we issued 1,000,000 common shares in an underwritten public offering at an initial price to the public of $35.15 per share under our 2003 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $35.0 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to repay $18.0 million of borrowings under our short-term credit facilities and $17.0 million of debt.

     On August 27, 2004, we issued 1,700,000 common shares in an underwritten public offering, including 100,000 common shares issued pursuant to the exercise of the underwriter’s over-allotment option, at an initial price to the public of $28.95 per share. The shares were issued under our shelf registration filed with the SEC on June 4, 2004, which we refer to as the 2004 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriter and other expenses of this offering, totaled approximately $48.5 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to repay approximately $27.9 million of debt outstanding, to repay borrowings under our short-term credit facilities, to fund acquisitions and for general corporate purposes.

     On December 27, 2004, we issued 4,600,000 common shares in an underwritten public offering at an initial price to the public of $33.25 per share under our 2004 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $147.1 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to repay approximately $145.0 million of borrowings under our short-term credit facility, to fund acquisitions and for general corporate purposes.

Preferred Shares

     On April 27, 2004, we issued 2,500,000 8% Series B Cumulative Redeemable Preferred Shares at $25.00 per share. On May 4, 2004, upon exercise of the underwriter’s over-allotment option, we issued an additional 100,000 Series B preferred shares at $25.00 per share. The Series B preferred shares were issued under our 2003 Shelf

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $63.1 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Series B Preferred Units. Of the total net proceeds, approximately $53 million was used to pay off debt outstanding and the remaining proceeds were used to fund acquisitions and for general corporate purposes.

     Set forth below is a summary of our preferred shares of beneficial interest:

Series of			Annual	Annual	Earliest
Preferred Share	# of	Month	Dividend	Dividend	Redemption
of Beneficial Interest	Shares Issued	of Issuance	Yield (1)	Per Share	Date

Series A	3,950,000	December 2003	7.5%	$1.875	12/11/08
Series B	2,600,000	April/May 2004	8.0%	2.000	4/27/09

(1)	Yield computed based on $25 per share redemption price.

     All of the classes of preferred shares set forth in the table above are non-voting and redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at our option only on or after the earliest redemption date, unless in limited circumstances in which early redemption is necessary to preserve our status as a real estate investment trust for federal income tax purposes. The preferred shares have no stated maturity and are not subject to any sinking fund provisions. Additionally, the shares are not convertible into or exchangeable for any other security unless conversion is necessary to maintain our status as a real estate investment trust. Holders of these shares are entitled to cumulative dividends, payable quarterly. In the case of each series of preferred shares, there is a series of Preferred Units owned by us that carries substantially the same terms.

10. MINORITY INTEREST

     Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at year end. The ownership percentage is determined by dividing the number of Common Units held by the Minority Interest at year end by the total Common Units outstanding at year end, excluding derivative securities. The full redemption amount of the Preferred Units, as further described in the “Equity Transactions” footnote herein, is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in the Partnership’s equity was 15.8% and 19.3% as of December 31, 2004 and 2003, respectively.

     Income before minority interest is allocated to the limited partners based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Common Units held by the Minority Interest by the total weighted average number of Common Units outstanding during the year, excluding derivative securities. Income before minority interest is reduced by Preferred Unit dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 17.9%, 21.1% and 23.6% for the years ended December 31, 2004, 2003 and 2002, respectively.

     Holders of Common Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 8.1 million and 7.9 million Common Units as of December 31, 2004 and 2003, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Common Units to shares of common stock, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan, as further described in the “Share-Based Compensation” footnote herein, and its Dividend Reinvestment and Share Purchase Plan, as further described in the “Dividend Reinvestment and Share Purchase Plan” footnote herein, the net proceeds from these

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuances are contributed to the Partnership in exchange for Common Units and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

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

     In September 2004, the Emerging Issues Task Force, commonly referred to as the EITF, reached a final consensus affirming their June 2004 tentative conclusion (with modifications) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Contingently convertible debt instruments, which are commonly referred to as Co-Cos and include our $110 million 6% convertible notes, combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified contingencies occur, and at least one of the contingencies is based on the market price of the issuer’s shares. The EITF concluded that Co-Cos should be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per common share calculation and the interest expense, net of tax, added back to the numerator of the earnings per common share calculation. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted earnings per share if the effect would be antidilutive.

     The FASB plans to issue an amendment to SFAS No. 128, “Earnings Per Share,” during the first six months of 2005. The effective date of the September 2004 consensus was originally to coincide with the effective date of the proposed amendment. As a result of the delay in the amendment of SFAS No. 128, in November 2004, the EITF agreed to change the transition provisions of the consensus reached to require that the guidance be applied to reporting periods ending after December 15, 2004. The consensus must be applied by restating all periods during which the contingently convertible debt instrument was outstanding.

     On May 12, 2004, we closed on a public offering of $110 million 6% convertible notes, as further described in the “Debt Outstanding” footnote herein. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The result of the potential conversion of the $110 million 6% convertible notes was not included in the calculation of diluted earnings per share because it would have been antidilutive for the year ended December 31, 2004.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002

Income from continuing operations	$59,697	$48,341	$40,774
Preferred share dividends	(10,931)	(411)	—

Income from continuing operations used to calculate basic earnings per common share	48,766	47,930	40,774
Impact of dilutive securities	105	102	380

Income from continuing operations used to calculate diluted earnings per common share	$48,871	$48,032	$41,154

Basic earnings per common share	$1.34	$1.55	$1.48
Diluted earnings per common share	$1.33	$1.51	$1.44

Net income available to common shareholders	$56,744	$51,225	$43,829
Impact of dilutive securities	138	288	405

Net income used to calculate diluted earnings per common share	$56,882	$51,513	$44,234

Basic earnings per common share	$1.56	$1.66	$1.60
Diluted earnings per common share	$1.54	$1.62	$1.55

Weighted average shares:
Common shares outstanding used to compute basic earnings per common share	36,416	30,878	27,473
Impact of dilutive securities	442	839	1,116

Common shares outstanding used to compute diluted earnings per common share	36,858	31,717	28,589

12. SHARE-BASED COMPENSATION

     In connection with our initial public offering of common shares in February 1998, the Board of Trustees adopted, and our shareholders approved, the Capital Automotive Group 1998 Equity Incentive Plan, which we refer to as the Plan, to provide equity compensation to our employees, officers, non-employee trustees and certain other service providers. In February 1999, the Board of Trustees approved amendments to the Plan and subsequently received shareholder approval on May 7, 1999, which we refer to as the Amended Plan. The Amended Plan provided for grants of options to purchase a specified number of common shares, which we refer to as Share Options, or grants of common shares, which may or may not be restricted shares, and grants of phantom shares. Under the Amended Plan, the total number of shares available for grant was approximately 3.8 million. In February 2002, the Board of Trustees approved an amendment and restatement of the Amended Plan and subsequently received shareholder approval on May 14, 2002. We refer to the amended and restated Amended Plan as the Restated Amended Plan. The Restated Amended Plan increased the number of shares available for grant from approximately 3.8 million to approximately 5.1 million and eliminated and amended several provisions of the Amended Plan to reflect current law and practice.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The changes in the tax treatment of nonqualified deferred compensation under the American Jobs Creation Act of 2004 has caused us to review our current arrangements under the Restated Amended Plan and to plan for the future to ensure that the objectives of the compensation arrangements described below continue to be met.

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

     The following is a summary of our Share Option activity for the years ended December 31, 2004, 2003 and 2002 (Share Options in thousands):

		Weighted
		Average
	Number of	Exercise
	Options	Price
Share Options outstanding at December 31, 2001	3,019	14.33
Granted	6	22.23
Forfeited	2	16.18
Exercised	1,279	14.12

Share Options outstanding at December 31, 2002	1,744	14.51

Granted	70	24.87
Forfeited	4	13.00
Exercised	1,051	14.50

Share Options outstanding at December 31, 2003	759	14.89

Granted	40	33.86
Forfeited	4	22.52
Exercised	590	14.54

Share Options outstanding at December 31, 2004	205	21.74

     Share Options outstanding at December 31, 2004 have exercise prices between $11.59 and $33.86, with a weighted average exercise price of $21.74 and a weighted average remaining contractual life of 6.34 years. At December 31, 2004, there were approximately 159,000 Share Options exercisable at a weighted average exercise price of $19.32 with a weighted average remaining contractual life of 5.66 years.

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

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a summary of our restricted shares outstanding as of December 31, 2004 and related compensation expense for the years ended December 31, 2004, 2003 and 2002 (in thousands, except share and per share data):

		Number of		Non-Vested
		Restricted		Restricted
		Shares	Number of	Shares	Total	Deferred
	FMV Price	Granted	Restricted	Outstanding	Value on	Compensation
Grant	on Date of	and	Shares	as of	Date of	as of	Compensation Expense (8)
Date (1)	Grant	Issued	Forfeited	12/31/04	Grant	12/31/04	2004	2003	2002
1/17/00 (2)	$11.5940	46,234	5,069	—	$536	$—	$—	$—	$154
5/11/00 (2)	13.8750	77,500	—	—	1,075	—	—	119	358
1/24/01 (3)	14.5625	76,948	14,354	57,399	1,120	167	86	188	231
5/10/01 (4)	16.1000	1,000	—	500	16	2	3	4	4
1/18/02 (4)	20.8800	50,621	3,784	46,837	1,057	195	255	246	276
5/14/02 (5)	23.6700	888	423	465	21	1	(2)	7	5
10/29/02 (5)	24.0000	625	—	625	15	4	5	5	1
1/15/03 (6)	22.9800	61,599	3,621	57,978	1,415	768	274	289	—
2/25/03 (4)	25.1100	100	—	100	3	1	1	1	—
5/6/03 (4)	27.2400	100	—	100	3	1	1	1	—
7/29/03 (4)	29.5700	169	—	169	5	3	1	1	—
10/28/03 (4)	31.1200	5,097	97	5,000	159	104	41	10	—
1/22/04 (7)	33.8600	95,189	1,014	94,175	3,222	2,533	655	—	—
2/12/04 (4)	35.0400	1,068	43	1,025	37	26	10	—	—
5/11/04 (4)	26.3400	100	—	100	3	2	1	—	—
7/27/04 (4)	28.4500	352	—	352	10	9	1	—	—

Total				264,825		3,816	1,332	871	1,029

(1)	The restricted shares were granted and issued at a purchase price of $0.01 per share.

(2)	The restricted shares vested on the third anniversary from the effective date of the grant.

(3)	The restricted shares outstanding as of December 31, 2004 vest after five years from the effective date of the grant. Of the shares granted to non-executive officers (but not previously forfeited), 50% of the restricted shares vested after three years from the effective date of the grant.

(4)	50% of the restricted shares vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(5)	The restricted shares vest on the third anniversary from the date of hire.

(6)	The restricted shares outstanding as of December 31, 2004 vest as follows: Approximately 48,000 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of approximately 10,000 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(7)	The restricted shares outstanding as of December 31, 2004 vest as follows: Approximately 86,000 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of approximately 8,000 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant.

(8)	At the date of grant, both the number of the common shares and price to be paid by the employee was known, and the measurement date therefore coincided with the date of grant. The compensation expense was measured by the difference between the purchase price of the restricted shares and the market price of the common shares on the date of the grant. The compensation expense and corresponding offset to deferred compensation within shareholders’ equity is recognized ratably over the vesting period, which is generally three to five years from the effective date of the grant.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Phantom Shares – Employees

     In January 2000, we instituted a Phantom Share Purchase Program requiring mandatory, and authorizing voluntary purchases of phantom shares upon the deferral of a portion of certain employees’ annual bonus. Under this program, unless the Committee determines otherwise, 20% of any annual bonus otherwise payable to an executive officer must be deferred, and the executive officer may elect to defer up to an additional 30% of any annual bonus otherwise payable to him or her. In addition, certain other employees may elect to defer up to 20% of their annual bonus. The phantom shares are purchased at a price equal to 80% of the fair market value of our common shares on the date of grant. The phantom shares awarded upon the deferral of a portion of annual bonuses generally vest on the third anniversary from the date of grant and common shares are issued to the employee. Notwithstanding the foregoing, certain individuals may elect to defer payment of the phantom shares to extend beyond such date to (i) either a later date or (ii) the date the employee terminated employment with the Company or the first January 15 following termination of employment. If the employee terminates prior to the vesting date, the employee is entitled to the lesser of (i) the amount of the annual bonus deferred or (ii) an amount equal to the number of phantom shares multiplied by the fair market value of the phantom shares on the termination date. The following is a summary of phantom shares granted upon the deferral of the 1999 through 2004 bonuses earned (in thousands, except share and per share data):

				Number	Non-Vested
		Total Amount	Number of	of	Phantom
	Year	of Bonuses	Phantom	Phantom	Shares	Market	Purchase	20%
Grant	Bonus	Deferred	Shares	Shares	Outstanding	Price per	Price per	Discount	Compensation Expense (2)
Date	Earned	(1)	Granted	Forfeited	as of 12/31/04	Share	Share	Value	2004	2003	2002
1/17/00	1999	$410	44,208	—	—	$11.5940	$9.2752	$103	$—	$—	$34
1/24/01	2000	497	42,672	601	—	14.5625	11.6500	124	—	40	42
1/18/02	2001	708	42,396	982	41,414	20.8800	16.7040	177	58	56	59
1/15/03	2002	815	44,359	1,823	42,536	22.9800	18.3840	204	65	65	—
1/22/04	2003	334	12,344	—	12,344	33.8600	27.0880	84	28	—	—
1/19/05	2004	315	11,791	—	11,791	33.4000	26.7200	79	—	—	—

Total					108,085				151	161	135

(1)	The Committee approved waivers of the maximum deferral limits of the Phantom Share Purchase Program to include in the total bonuses deferred for each of the years detailed above the following:

	2004	2003	2002	2001	2000	1999
Chief Executive Officer’s annual bonus	—	—	100%	100%	100%	100%
Other executive officers’ annual bonuses	—	—	75% and 100%	100%	100%	—
Certain other employees’ annual bonuses	—	—	30% and 50%	—	—	—

(2)	The compensation expense related to the phantom shares is measured by the difference between the purchase price of the phantom shares and the market price of the common shares on the date of grant. The

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense is recognized ratably over the vesting period, which is generally three years from the date of grant, and is included as an offset to shareholders’ equity.

Phantom Shares – Trustees

     In October 2003, pursuant to our Restated Amended Plan, we established a Deferred Compensation and Stock Plan for Trustees, which permits non-employee Trustees to elect to defer receipt of their annual retainer, meeting fees and committee chairman fees. The deferred fees are credited to either a cash or phantom share account or combination of both, at the option of the Trustee. At the time specified in each Trustee’s deferred fee agreement, amounts credited to a cash account shall be paid in cash and phantom shares credited to a Trustee’s phantom share account shall, at our option, be (i) converted into common shares and issued to the Trustee, or (ii) paid to the Trustee in cash in an amount equal to the fair market value of the phantom shares. As of December 31, 2004, approximately 4,000 shares had been credited to the Trustees’ deferred fee accounts.

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

Summary

     As of December 31, 2004, approximately 205,000 Share Options, 266,000 restricted shares (including dividends on restricted shares reinvested into additional shares totaling approximately 1,000 restricted shares) and 161,000 phantom shares (including approximately 52,000 phantom shares that have vested, however the employee has deferred the receipt of the shares, dividends on phantom shares reinvested into additional shares totaling approximately 9,000 phantom shares and Trustee fees deferred into additional shares totaling approximately 4,000 phantom shares) were outstanding under the Restated Amended Plan, thus leaving approximately 1.2 million shares available under the Restated Amended Plan to be granted. On January 19, 2005, the Committee approved an additional grant of 133,854 restricted shares at a purchase price of $0.01 per share. The restricted shares vest as follows: 118,263 restricted shares granted to executive officers vest after five years from the effective date of the grant; and 50% of 15,591 restricted shares granted to other employees vest after three years and the remaining 50% vest after five years from the effective date of the grant. Also on January 19, 2005, the Committee approved an additional grant of phantom shares as detailed in the above table.

     We apply APB Opinion No. 25 in accounting for our share option-based compensation and accordingly recognized no compensation expense related to the grant of Share Options during the years ended December 31, 2004, 2003 and 2002. Had compensation cost been determined using the fair value method of accounting prescribed by SFAS No. 123(R), our net income and earnings per share would have been changed to the pro forma amounts detailed in the “Summary of Significant Accounting Policies” footnote herein.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Black-Scholes option pricing model has been used to estimate the value of all Share Options granted. For Share Options issued, the model uses the following assumptions:

Year Share Options	Risk-Free			Expected Share
Were Issued	Interest Rate	Dividend Growth	Stock Volatility	Option Life
2004	2.654%	3.0%	19.04%	2.0
2003	2.654%	3.0%	17.87%	2.0-4.0
2002	3.936%	3.0%	21.65%	2.0-4.0
2001	3.982%	3.0%	21.31%	4.0
2000	4.825%	5.0%	41.07%	4.0
1999	6.670%	5.0%	34.96%	4.0
1998	4.625%	10.0%	21.75%	4.0

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

     Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. We issued approximately 448,000, 171,000 and 23,000 common shares under the DRIP, totaling approximately $13.5 million, $4.4 million and $526,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

14. DIVIDEND DISTRIBUTION CHARACTERIZATION

Common Shares

     We pay quarterly dividends to our common shareholders. Our annual dividend per common share for 2004, 2003 and 2002 was $1.70, $1.65 and $1.60, respectively. The annual dividend per common share is different from total distribution per common share calculated for tax purposes.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a summary of the quarterly cash distributions paid per common share for the years ended December 31, 2004, 2003 and 2002 (unaudited):

	Payment	Total Distribution	Taxable Ordinary	Unrecaptured		Return of
Record Date	Date	Per Share	Income	§1250 Gain	Capital Gain	Capital

2004

2/9/04	2/19/04	$0.4165	$0.2784	$0.0123	$0.0145	$0.1113
5/10/04	5/20/04	0.4200	0.2808	0.0124	0.0146	0.1122
8/9/04	8/20/04	0.4230	0.2828	0.0125	0.0147	0.1130
11/8/04	11/19/04	0.4265	0.2851	0.0126	0.0149	0.1139

Totals for 2004		$1.6860	$1.1271	$0.0498	$0.0587	$0.4504

2003

2/10/03	2/20/03	$0.4065	$0.2710	$—	$—	$0.1355
5/9/03	5/20/03	0.4085	0.2724	—	—	0.1361
8/8/03	8/19/03	0.4110	0.2740	—	—	0.1370
11/10/03	11/20/03	0.4140	0.2760	—	—	0.1380

Totals for 2003		$1.6400	$1.0934	$—	$—	$0.5466

2002

2/11/02	2/20/02	$0.3890	$0.2974	$—	$—	$0.0916
5/10/02	5/21/02	0.3935	0.3008	—	—	0.0927
8/9/02	8/20/02	0.3980	0.3043	—	—	0.0937
11/8/02	11/19/02	0.4020	0.3073	—	—	0.0947

Totals for 2002		$1.5825	$1.2098	$—	$—	$0.3727

     Preferred Shares

     We pay quarterly dividends to our preferred shareholders. Refer to the “Equity Transactions” footnote herein for further discussion of our preferred shares.

     The following is a summary of the quarterly cash distributions paid per preferred share for the year ended December 31, 2004 (unaudited):

Series A Preferred Shares

		Total Distribution	Taxable Ordinary	Unrecaptured
Record Date	Payment Date	Per Share	Income	§1250 Gain	Capital Gain

2004

2/2/04	2/17/04	$0.26042	$0.23752	$0.01052	$0.01238
5/3/04	5/17/04	0.46875	0.42753	0.01894	0.02228
8/2/04	8/16/04	0.46875	0.42753	0.01894	0.02228
11/1/04	11/15/04	0.46875	0.42753	0.01894	0.02228

Totals for 2004		$1.66667	$1.52011	$0.06734	$0.07922

Series B Preferred Shares

		Total Distribution	Taxable Ordinary	Unrecaptured
Record Date	Payment Date	Per Share	Income	§1250 Gain	Capital Gain

2004

8/2/04	8/16/04	$0.52220	$0.47629	$0.02110	$0.02481
11/1/04	11/15/04	0.50000	0.45603	0.02021	0.02376

Totals for 2004		$1.02220	$0.93232	$0.04131	$0.04857

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DIVIDENDS DECLARED PER SHARE

     The following table summarizes any activity related to our dividends during the year ended December 31, 2004:

	Record Date	Date Payable	Per Share
Common Shares:
Fourth Quarter 2003	February 9, 2004	February 19, 2004	$0.41650
First Quarter 2004	May 10, 2004	May 20, 2004	$0.42000
Second Quarter 2004	August 9, 2004	August 20, 2004	$0.42300
Third Quarter 2004	November 8, 2004	November 19, 2004	$0.42650
Fourth Quarter 2004	February 7, 2005	February 18, 2005	$0.43050

Series A Preferred Shares:
December 11, 2003 - January 31, 2004 (1)	February 2, 2004	February 17, 2004	$0.26042
February 1, 2004 - April 30, 2004	May 3, 2004	May 17, 2004	$0.46875
May 1, 2004 - July 31, 2004	August 2, 2004	August 16, 2004	$0.46875
August 1, 2004 – October 31, 2004	November 1, 2004	November 15, 2004	$0.46875
November 1, 2004 – January 31, 2005	February 1, 2005	February 15, 2005	$0.46875

Series B Preferred Shares:
April 27, 2004 - July 31, 2004 (1)	August 2, 2004	August 16, 2004	$0.52220
August 1, 2004 – October 31, 2004	November 1, 2004	November 15, 2004	$0.50000
November 1, 2004 – January 31, 2005	February 1, 2005	February 15, 2005	$0.50000

(1)	Initial dividend payment was prorated from the original issuance date through the date indicated.

16. COMMITMENTS

     We currently have contractual commitments for future facility improvements and construction financings with several tenants on properties we currently own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of December 31, 2004, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next 18 months.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Revenue	$47,501	$48,326	$51,725	$54,381
Income from continuing operations	$15,952	$10,283	$18,671	$14,792
Total discontinued operations	$2,594	$793	$3,170	$1,420
Net income	$18,546	$11,076	$21,841	$16,212
Preferred share dividends	$(1,852)	$(2,776)	$(3,152)	$(3,152)
Net income available to common shareholders	$16,694	$8,300	$18,689	$13,060

Basic earnings per common share:
Income from continuing operations	$0.41	$0.21	$0.42	$0.30
Net income	$0.49	$0.23	$0.50	$0.34

Diluted earnings per common share:
Income from continuing operations	$0.41	$0.21	$0.42	$0.30
Net income	$0.48	$0.23	$0.50	$0.34

Weighted average number of shares – basic	34,049	36,057	37,021	38,507
Weighted average number of shares – diluted	34,673	36,501	37,393	38,839

2003
Revenue	$38,528	$40,599	$41,232	$42,961
Income from continuing operations	$11,106	$11,821	$12,291	$13,123
Total discontinued operations	$830	$890	$780	$795
Net income	$11,936	$12,711	$13,071	$13,918
Preferred share dividends	$—	$—	$—	$(411)
Net income available to common shareholders	$11,936	$12,711	$13,071	$13,507

Basic earnings per common share:
Income from continuing operations	$0.39	$0.39	$0.39	$0.39
Net income	$0.42	$0.41	$0.41	$0.41

Diluted earnings per common share:
Income from continuing operations	$0.38	$0.38	$0.38	$0.38
Net income	$0.41	$0.40	$0.40	$0.41

Weighted average number of shares – basic	28,279	30,670	31,919	32,585
Weighted average number of shares – diluted	29,205	31,618	32,731	33,256

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. SEGMENT INFORMATION

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

     All of our operations are derived from one operating segment. This operating segment engages in the purchase of real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. We focus on leasing properties to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest major metropolitan areas in the U.S. in terms of population. In addition, we provide mortgages, facility improvements, construction financing and takeout commitments to our existing tenants in certain circumstances. We own interests in real estate and conduct our operations, directly or indirectly, through the Partnership and its subsidiaries.

19. TENANT AND GEOGRAPHIC CONCENTRATION

     For the year ended December 31, 2004, our top 10 dealer groups, including their affiliates, accounted for approximately 69% of our total rental revenue (including any rental revenue reclassified to discontinued operations), and as of December 31, 2004, approximately 70% of our total annualized rental revenue. For the year ended December 31, 2004, Sonic Automotive, Inc. and its affiliates, who we refer to as Sonic, accounted for approximately 24% of our total rental revenue (including any rental revenue reclassified to discontinued operations) and, as of December 31, 2004, approximately 22% of our total annualized rental revenue. As of December 31, 2004, Sonic is the tenant of 86 properties. For the year ended December 31, 2004, United Auto Group, Inc. and its affiliates, who we refer to as UnitedAuto, accounted for approximately 14% of our total rental revenue (including any rental revenue reclassified to discontinued operations) and, as of December 31, 2004, approximately 17% of our total annualized rental revenue. As of December 31, 2004, UnitedAuto is the tenant of 35 properties. No other dealer group accounted for 10% or more of our total rental revenue (including any rental revenue reclassified to discontinued operations) for the year ended December 31, 2004 or our total annualized rental revenue as of December 31, 2004. Sonic and UnitedAuto are publicly traded companies that are required to file all necessary reports with the SEC. All relevant information regarding Sonic and UnitedAuto may be found at the SEC’s website www.sec.gov. As a result of the concentration of revenue generated from a few dealer groups, if any one of them were to default on their respective lease obligations, we may have significantly reduced rental revenue or higher expenses until the defaults were cured or the properties could be leased to a new tenant or tenants.

     As of December 31, 2004, our investments were diversified across 31 states, with approximately 76% of our total investments in the top 50 metropolitan areas in the U.S. in terms of population and approximately 99% of our total investments in metropolitan areas, according to the most recent data (April 2000) published by the U.S. Census Bureau on metropolitan statistical areas (MSAs) and primary metropolitan statistical areas (PMSAs). The largest “geographic concentrations” of our real estate investments were in the Houston, TX MSA and the Washington, DC-MD-VA-WV MSA, which accounted for approximately 11% and 10% of our total real estate investments, respectively, as of December 31, 2004. No other MSA’s concentration of properties exceeded 6% of our total real estate investments as of December 31, 2004. The Washington, DC-MD-VA-WV MSA is the fifth largest MSA in terms of population and the Houston, TX MSA ranked seventh. In addition, to minimize our geographic concentration risk in any given area, we generally require cross-guarantees (or guarantees by a corporate parent) of all leases within a dealer group.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. LEGAL PROCEEDINGS

     On March 26, 2004, we filed a motion for judgment against Michael R. Burkitt (“Burkitt”), who is our former employee, in the Circuit Court of Fairfax County, Virginia. On September 29, 2003, Burkitt voluntarily submitted his resignation from his position as our Vice President of Leasing and Acquisitions. He then became President, Chief Executive Officer, and a member of the board of directors of Milestone Realty Trust, Inc., a Maryland corporation (“Milestone”). Milestone was organized in December 2003 to operate in the market for the acquisition and leaseback of automotive dealerships and businesses related to motor vehicles. Our motion for judgment sought injunctive relief, punitive damages and actual damages resulting from Burkitt’s alleged misappropriation of our trade secrets, breaches of his fiduciary duties to us, and his misstatements to third parties regarding his role and activities as an employee of ours.

     Milestone, together with three of its sponsors and investors, then filed suit against us in the District Court in Dallas County, Texas, seeking injunctive relief, actual damages of at least $150,000,000 and treble damages resulting from our alleged attempt to interfere with Milestone’s business relationships with potential investors and tenants and its efforts to raise capital.

     We later amended our motion for judgment to add Milestone, The Staubach Company, Staubach Retail Services, Inc., Cypress Equities, L.L.C., Presidio Financial Partners, L.L.C., and John Geller (who resigned from his position at Ernst & Young LLP, where he served as our audit partner, to become the Chief Financial Officer of Milestone) as defendants and the Partnership as co-plaintiff to our Fairfax, Virginia suit for misappropriation of trade secrets, breaches of fiduciary duty, tortious interference with our business relationships, and conspiracies to injure us in our reputation, trade, business, and profession. We sought $250,000,000 in compensatory and punitive damages, and three-fold damages pursuant to Virginia’s conspiracy statute, and injunctive relief pursuant to the Virginia Uniform Trade Secrets Act.

     On November 3, 2004, we, along with the Partnership, entered into a definitive settlement agreement (“Settlement Agreement”) with the following parties (collectively, the “Milestone Parties”) to settle all pending litigation: AutoStar Realty Operating Partnership, L.P. (“AutoStar”); Burkitt; John Geller; Presidio Financial Partners, LLC, and Presidio Merchant Partners, LLC (collectively “Presidio”); and Milestone, The Staubach Company, Staubach Retail Services, Inc., and Cypress Equities, LLC (collectively “Staubach”). The Settlement Agreement contained mutual releases and provided that the parties would make the filings necessary to dismiss with prejudice all pending litigation. The Milestone Parties paid us $150,000 as partial consideration for the settlement. Under the terms of the Settlement Agreement, AutoStar, Burkitt, John Geller, Presidio, and Staubach were required to return or destroy all of our documents in their possession, and any documents derived from those documents. In addition, Burkitt entered into an agreement not to compete with us in the development, acquisition, and/or leaseback or finance of new or used automobile dealership real estate in the United States for a six-month period ending May 3, 2005. We made no payments to the Milestone Parties in connection with the settlement.

21. SUBSEQUENT EVENTS

     On February 24, 2005, the Partnership sold $100 million aggregate principal amount of its senior notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. The notes bear interest at a fixed rate of 5.46% per annum and mature on February 24, 2015. We have guaranteed the notes. Net proceeds, after deducting the expenses of this offering, totaled approximately $99 million. We used the net proceeds to repay borrowings under our unsecured revolving credit facility. In addition, as part of the offering, the Partnership agreed to sell to the same institutional accredited investors an additional $75 million aggregate principal amount of the notes on or about March 30, 2005. Net proceeds from the sale of those notes will be used to refinance existing secured debt, to repay borrowings under our unsecured revolving credit facility, for future acquisitions, and for general corporate purposes.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures and Management’s Annual Report on Internal Control over Financial Reporting

     Quarterly Assessment. We carried out an assessment as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer. Rules adopted by the SEC require that we present the conclusions of the President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

     CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Procedures and Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

     Internal control over financial reporting is a process designed by, or under the supervision of our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer, and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

     Limitations on the Effectiveness of Controls. Management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Assessments. The assessment by our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with other employees in our organization. In the course of the assessments, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of our internal control over financial reporting. The assessments of our disclosure controls and procedures and our internal control over financial reporting is done on an ongoing basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

     Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in our Accounting department. Management’s annual assessment of the Company’s internal control over financial reporting is audited by our independent registered public accounting firm. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and our internal control over financial reporting and when deciding to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our assessment to determine whether there were any “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving senior management, management or other personnel who have a significant role in our internal control over financial reporting. This information was important both for the assessment generally and because the Section 302 certifications require that our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer disclose that information, along with any “significant deficiencies,” to the Audit Committee of our Board of Trustees and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We also sought to deal with other control matters in the assessment, and in each case if a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

     Assessment of the Effectiveness of Disclosure Controls and Procedures. Based upon the assessments, our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer have concluded that as of December 31, 2004 our disclosure controls and procedures were effective.

     Assessment of Effectiveness of Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s management has concluded that as of December 31, 2004 our internal control over financial reporting was effective. Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on page 82 of this Annual Report on Form 10-K.

     Changes in Internal Control Over Financial Reporting. During the three months ended December 31, 2004, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control for financial reporting.

2. Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To The Board of Trustees and Shareholders of Capital Automotive REIT

We have audited management’s assessment, included in the accompanying Assessment of Effectiveness of Internal Control Over Financial Reporting section of Item 9A. Controls and Procedures of this Annual Report on Form 10-K, that Capital Automotive REIT (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Capital Automotive REIT maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Capital Automotive REIT maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Automotive REIT as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 of Capital Automotive REIT and our report dated February 15, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
February 15, 2005

Item 9B. Other Information

Not applicable.

PART III

     Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders, which we refer to as the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

     The information contained in the Proxy Statement under the caption “Ratification of Appointment of Ernst & Young LLP as Independent Accountants — Fiscal 2004 and 2003 Audit Firm Fee Summary” and the caption “Audit Committee Report” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) See Index to Consolidated Financial Statements

(2) Financial Statement Schedules

     Schedule III. Schedule of Real Estate and Accumulated Depreciation

(3) Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Declaration of Trust of Capital Automotive REIT, as amended (previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of Capital Automotive REIT, as amended (previously filed as Exhibit 3 to the Registration Statement on Form 8-A filed on December 10, 2003 (File No. 000-23733) (the “2003 Form 8-A”) and incorporated herein by reference)

3.3	Articles Supplementary to Amended and Restated Declaration of Trust, as amended, of the Capital Automotive REIT, dated December 9, 2003 (previously filed as Exhibit 2 to the 2003 Form 8-A) and incorporated herein by reference)

3.4	Articles Supplementary to Amended and Restated Declaration of Trust, as amended, of Capital Automotive REIT, dated April 22, 2004 (previously filed as Exhibit 2 to the Registration Statement on Form 8-A filed on April 26, 2004 and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-41183) (the “IPO Form S-11”) and incorporated herein by reference)

4.2	Form of Certificate for 7 1/2% Series A Cumulative Redeemable Preferred Shares, par value $.01 per share, of Capital Automotive REIT (previously filed as Exhibit 4 to the 2003 Form 8-A and incorporated herein by reference)

4.3	Form of Certificate for 8% Series B Cumulative Redeemable Preferred Shares, par value $.01 per share, of Capital Automotive REIT (previously filed as Exhibit 4 to the Registration Statement on Form 8-A filed on April 26, 2004 and incorporated herein by reference)

4.4	Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 10.43 to the 1999 Form S-3 and incorporated herein by reference)

4.5	First Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.01 to Current Report on Form 8-K filed on August 3, 2001 (File No. 000-23733) and incorporated herein by reference)

4.6	Second Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004 and incorporated herein by reference)

4.7	Third Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.8	Fourth Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.9	Fifth Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference)

4.10	Sixth Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference)

Exhibit
No.	Description
4.11	Indenture, dated as of April 15, 2004, between Capital Automotive REIT and Wells Fargo Bank, National Association (previously filed as Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.12	First Supplemental Trust Indenture, dated as of April 15, 2004, between Capital Automotive REIT and Wells Fargo Bank, National Association (previously filed as Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.13	Second Supplemental Trust Indenture, dated as of May 12, 2004, between the Company and Wells Fargo Bank, National Association (filed herewith)

4.14	Third Supplemental Trust Indenture, dated as of August 13, 2004, between the Company, Capital Automotive L.P., as guarantor, and Wells Fargo Bank, National Association (filed herewith)

4.15	Fourth Supplemental Trust Indenture, dated as of December 21, 2004, between the Company, Capital Automotive L.P., as guarantor, and Wells Fargo Bank, National Association (filed herewith)

4.16	Form of 6.75% Note due 2019 (previously filed as Exhibit 3 to the Registration Statement on Form 8-A filed on March 22, 2004 (File No. 000-23733) and incorporated herein by reference)

4.17	Form of 6% Note due 2024 (previously filed as Exhibit 4.2 to Current Report on Form 8-K filed on May 10, 2004 (File No. 000-23733) and incorporated herein by reference)

4.18	Indenture dated as of June 28, 2002 between CARS-DB4, L.P. and LaSalle Bank National Association, as Indenture Trustee (previously filed as Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 000-23733) and incorporated herein by reference)

4.19	Indenture dated March 26, 2003, among LaSalle Bank National Association, as Trustee, and CARS CNI-2 L.P., as Issuer (previously filed as Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003 and incorporated herein by reference)

4.20	Pursuant to Regulation S-K Item 601(b)(4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of the Note Purchase Agreement, dated as of February 24, 2005, by and among Capital Automotive L.P., the Registrant, and the Purchasers identified on Schedule A thereto, and the related Notes.

10.1	Form of Indemnification Agreement executed by certain trustees and officers of Capital Automotive REIT (previously filed as Exhibit 10.2 to the IPO Form S-11 and incorporated herein by reference)

10.2	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Thomas D. Eckert (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 (the “2Q 2003 Form 10-Q”) and incorporated herein by reference)

10.3	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and David S. Kay (previously filed as Exhibit 10.4 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.4	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and John M. Weaver (previously filed as Exhibit 10.5 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.5	Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Jay M. Ferriero (previously filed as Exhibit 10.16 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.6	Amended and Restated Employment Agreement dated as of January 22, 2004 by and between Capital Automotive L.P. and Lisa M. Clements (previously filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004 and incorporated herein by reference)

Exhibit
No.	Description
10.7	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A for the 2002 annual meeting of shareholders filed with the SEC on March 25, 2002 and incorporated herein by reference)

10.8	Capital Automotive Group Phantom Share Purchase Program, as amended (previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.9	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan Stock Option Agreement (previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.10	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan Restricted Share Agreement (previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.11	Capital Automotive REIT Deferred Compensation and Stock Plan for Trustees (previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.12	Revolving Credit and Term Loan Agreement, dated as of August 20, 2004, among Capital Automotive L.P., Capital Automotive REIT, JPMorgan Chase Bank, Bank of America, N.A., Wachovia Bank, National Association, Wells Fargo Bank, National Association and RBC Capital Markets (previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 25, 2004 (File No. 000-23733) and incorporated herein by reference)

21.1	Subsidiaries of Company (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer (filed herewith)

99.1	Form of Lease Agreement and Form of First Amendment to Lease Agreement for 49 separate leases, each between an affiliate of Capital Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant (previously filed as Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 000-23733) (the “2001 Form 10-Q”) and incorporated herein by reference).

99.2	Form of Lease Guaranty and Reaffirmation of Guaranty from Sonic Automotive, Inc., relating to 49 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital Automotive REIT, as landlord (previously filed as Exhibit 99.2 to the 2001 Form 10-Q and incorporated herein by reference)

(b) Exhibits

See Item 15(a)(3) above.

(c) Other Financial Information

The following summarized information is filed as part of this report as a result of Sonic Automotive, Inc. and subsidiaries, who we refer to as Sonic, leasing properties with carrying values that represent more than 20 percent of the Company’s total assets for the year ended December 31, 2004. The summarized financial information presented for Sonic as of December 31, 2004 and 2003, and for each of the years ended December 31, 2004, 2003, and 2002, was obtained from the Annual Report of Form 10-K filed by Sonic with the Securities and Exchange Commission for the year ended December 31, 2004.

Sonic Automotive, Inc. and subsidiaries
Selected Financial Data
(In Thousands)

Consolidated Balance Sheets Data:

	December 31,
	2004	2003
Current Assets	$1,591,543	$1,554,197
Noncurrent Assets	1,310,068	1,132,032
Current Liabilities	1,333,375	1,196,929
Noncurrent Liabilities	798,549	790,967
Stockholders’ Equity	769,687	698,333

Consolidated Statements of Income Data:

	Years Ended December 31,
	2004	2003	2002
Total Revenues	$7,394,937	$6,949,653	$6,422,751
Gross Profit	1,137,180	1,064,649	1,007,416
Operating Income	222,204	209,772	235,851
Net Income	86,071	71,560	106,564

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 11th day of March, 2005.

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

Signature	Title	Date
/s/ Thomas D. Eckert
	President and Chief Executive	March 11, 2005
Thomas D. Eckert	Officer and Trustee (principal
executive officer)

/s/ David S. Kay
	Senior Vice President, Chief	March 11, 2005
David S. Kay	Financial Officer and Treasurer
(principal financial officer)

/s/ Lisa M. Clements
	Vice President and Chief	March 11, 2005
Lisa M. Clements	Accounting Officer
(principal accounting officer)
/s/ John E. Anderson
	Trustee	March 11, 2005
John E. Anderson

/s/ Craig L. Fuller
	Trustee	March 11, 2005
Craig L. Fuller

Signature	Title	Date
/s/ Paul M. Higbee
	Trustee	March 11, 2005
Paul M. Higbee

/s/ William E. Hoglund
	Trustee	March 11, 2005
William E. Hoglund

/s/ R. Michael McCullough
	Trustee	March 11, 2005
R. Michael McCullough

/s/ John J. Pohanka
	Chairman of the Board and	March 11, 2005
John J. Pohanka	Trustee

/s/ Robert M. Rosenthal
	Trustee	March 11, 2005
Robert M. Rosenthal

/s/ Vincent A. Sheehy
	Trustee	March 11, 2005
Vincent A. Sheehy

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Declaration of Trust of Capital Automotive REIT, as amended (previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of Capital Automotive REIT, as amended (previously filed as Exhibit 3 to the Registration Statement on Form 8-A filed on December 10, 2003 (File No. 000-23733) (the “2003 Form 8-A”) and incorporated herein by reference)

3.3	Articles Supplementary to Amended and Restated Declaration of Trust, as amended, of the Capital Automotive REIT, dated December 9, 2003 (previously filed as Exhibit 2 to the 2003 Form 8-A) and incorporated herein by reference)

3.4	Articles Supplementary to Amended and Restated Declaration of Trust, as amended, of Capital Automotive REIT, dated April 22, 2004 (previously filed as Exhibit 2 to the Registration Statement on Form 8-A filed on April 26, 2004 and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-41183) (the “IPO Form S-11”) and incorporated herein by reference)

4.2	Form of Certificate for 7 1/2% Series A Cumulative Redeemable Preferred Shares, par value $.01 per share, of Capital Automotive REIT (previously filed as Exhibit 4 to the 2003 Form 8-A and incorporated herein by reference)

4.3	Form of Certificate for 8% Series B Cumulative Redeemable Preferred Shares, par value $.01 per share, of Capital Automotive REIT (previously filed as Exhibit 4 to the Registration Statement on Form 8-A filed on April 26, 2004 and incorporated herein by reference)

4.4	Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 10.43 to the 1999 Form S-3 and incorporated herein by reference)

4.5	First Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.01 to Current Report on Form 8-K filed on August 3, 2001 (File No. 000-23733) and incorporated herein by reference)

4.6	Second Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004 and incorporated herein by reference)

4.7	Third Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.8	Fourth Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.9	Fifth Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference)

4.10	Sixth Amendment to Second Amended and Restated Partnership Agreement of Capital Automotive L.P. (previously filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference)

Exhibit
No.	Description
4.11	Indenture, dated as of April 15, 2004, between Capital Automotive REIT and Wells Fargo Bank, National Association (previously filed as Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.12	First Supplemental Trust Indenture, dated as of April 15, 2004, between Capital Automotive REIT and Wells Fargo Bank, National Association (previously filed as Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 and incorporated herein by reference)

4.13	Second Supplemental Trust Indenture, dated as of May 12, 2004, between the Company and Wells Fargo Bank, National Association (filed herewith)

4.14	Third Supplemental Trust Indenture, dated as of August 13, 2004, between the Company, Capital Automotive L.P., as guarantor, and Wells Fargo Bank, National Association (filed herewith)

4.15	Fourth Supplemental Trust Indenture, dated as of December 21, 2004, between the Company, Capital Automotive L.P., as guarantor, and Wells Fargo Bank, National Association (filed herewith)

4.16	Form of 6.75% Note due 2019 (previously filed as Exhibit 3 to the Registration Statement on Form 8-A filed on March 22, 2004 (File No. 000-23733) and incorporated herein by reference)

4.17	Form of 6% Note due 2024 (previously filed as Exhibit 4.2 to Current Report on Form 8-K filed on May 10, 2004 (File No. 000-23733) and incorporated herein by reference)

4.18	Indenture dated as of June 28, 2002 between CARS-DB4, L.P. and LaSalle Bank National Association, as Indenture Trustee (previously filed as Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 000-23733) and incorporated herein by reference)

4.19	Indenture dated March 26, 2003, among LaSalle Bank National Association, as Trustee, and CARS CNI-2 L.P., as Issuer (previously filed as Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 12, 2003 and incorporated herein by reference)

4.20	Pursuant to Regulation S-K Item 601(b)(4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of the Note Purchase Agreement, dated as of February 24, 2005, by and among Capital Automotive L.P., the Registrant, and the Purchasers identified on Schedule A thereto, and the related Notes.

10.1	Form of Indemnification Agreement executed by certain trustees and officers of Capital Automotive REIT (previously filed as Exhibit 10.2 to the IPO Form S-11 and incorporated herein by reference)

10.2	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Thomas D. Eckert (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 12, 2003 (the “2Q 2003 Form 10-Q”) and incorporated herein by reference)

10.3	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and David S. Kay (previously filed as Exhibit 10.4 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.4	Amended and Restated Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and John M. Weaver (previously filed as Exhibit 10.5 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.5	Employment Agreement dated as of August 1, 2003 by and between Capital Automotive L.P. and Jay M. Ferriero (previously filed as Exhibit 10.16 to the 2Q 2003 Form 10-Q and incorporated herein by reference)

10.6	Amended and Restated Employment Agreement dated as of January 22, 2004 by and between Capital Automotive L.P. and Lisa M. Clements (previously filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004 and incorporated herein by reference)

Exhibit
No.	Description
10.7	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement on Schedule 14A for the 2002 annual meeting of shareholders filed with the SEC on March 25, 2002 and incorporated herein by reference)

10.8	Capital Automotive Group Phantom Share Purchase Program, as amended (previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.9	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan Stock Option Agreement (previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.10	Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan Restricted Share Agreement (previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.11	Capital Automotive REIT Deferred Compensation and Stock Plan for Trustees (previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 23, 2004 (File No. 000-23733) and incorporated herein by reference)

10.12	Revolving Credit and Term Loan Agreement, dated as of August 20, 2004, among Capital Automotive L.P., Capital Automotive REIT, JPMorgan Chase Bank, Bank of America, N.A., Wachovia Bank, National Association, Wells Fargo Bank, National Association and RBC Capital Markets (previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 25, 2004 (File No. 000-23733) and incorporated herein by reference)

21.1	Subsidiaries of Company (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer (filed herewith)

99.1	Form of Lease Agreement and Form of First Amendment to Lease Agreement for 49 separate leases, each between an affiliate of Capital Automotive REIT, as landlord, and an affiliate of Sonic Automotive, Inc., as tenant (previously filed as Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 13, 2001 (File No. 000-23733) (the “2001 Form 10-Q”) and incorporated herein by reference).

99.2	Form of Lease Guaranty and Reaffirmation of Guaranty from Sonic Automotive, Inc., relating to 49 separate leases with affiliates of Sonic Automotive, Inc., in favor of affiliates of Capital Automotive REIT, as landlord (previously filed as Exhibit 99.2 to the 2001 Form 10-Q and incorporated herein by reference)