Form 10-Q
period 2005-03-31
CAPITAL AUTOMOTIVE REIT
filed 2005-05-09
CIK 1049316

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Yes ☑ No ☐

Number of common shares of beneficial interest outstanding as of April 30, 2005 was 43,684,272.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate:
Land	$872,971	$866,480
Buildings and improvements	1,363,717	1,330,843
Accumulated depreciation	(153,833)	(143,886)

	2,082,855	2,053,437

Cash and cash equivalents	40,816	8,332

Other assets, net	96,579	96,388

Total Assets	$2,220,250	$2,158,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$547,146	$634,365
Unsecured debt	555,148	381,592
Borrowings under credit facilities	—	30,000
Accounts payable and accrued expenses	22,565	23,731
Security deposits payable	10,128	9,665

Total Liabilities	1,134,987	1,079,353

Minority Interest	145,428	144,877

Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized,
3,950,000 Series A Cumulative Redeemable Preferred Shares issued and outstanding as of March 31, 2005 and December 31, 2004	40	40
2,600,000 Series B Cumulative Redeemable Preferred Shares issued and outstanding as of March 31, 2005 and December 31, 2004	26	26
Common shares, par value $.01 per share; 100 million shares authorized, 43,682,563 shares issued and outstanding as of March 31, 2005 and 43,406,280 shares issued and outstanding as of December 31, 2004	437	434
Additional paid-in capital	966,045	957,938
Deferred compensation	(7,737)	(3,816)
Accumulated other comprehensive loss	—	—
Distributions in excess of accumulated earnings	(18,976)	(20,695)

Total Shareholders’ Equity	939,835	933,927

Total Liabilities and Shareholders’ Equity	$2,220,250	$2,158,157

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Rental	$55,568	$46,505
Interest and other	1,087	970

Total revenue	56,655	47,475

Expenses:
Depreciation and amortization	10,133	8,575
General and administrative	3,284	2,741
Interest	15,976	17,005

Total expenses	29,393	28,321

Income from continuing operations before minority interest	27,262	19,154
Minority interest	(3,810)	(3,215)

Income from continuing operations	23,452	15,939

Income from discontinued operations, net of minority interest	88	1,654
Gain on sale of real estate, net of minority interest	84	953

Total discontinued operations	172	2,607

Net income	23,624	18,546

Preferred share dividends	(3,152)	(1,852)

Net income available to common shareholders — basic and diluted	$20,472	$16,694

Common shares outstanding used to compute basic earnings per common share	43,235	34,049

Basic earnings per common share:
Income from continuing operations	$0.47	$0.41
Net income	$0.47	$0.49

Common shares outstanding used to compute diluted earnings per common share	43,538	34,673

Diluted earnings per common share:
Income from continuing operations	$0.47	$0.41
Net income	$0.47	$0.48

Dividends declared per common share	$0.4305	$0.4165

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$23,624	$18,546
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(84)	(953)
Stock compensation expense	576	328
Depreciation and amortization	11,056	9,587
Minority interest expense including amounts attributable to discontinued operations	3,826	3,592
Changes in operating assets and liabilities:
Increase in other assets	(1,074)	(2,540)
(Decrease) increase in accounts payable and accrued expenses	(1,715)	2,844
Increase in security deposits payable	463	55

Net cash provided by operating activities	36,672	31,459

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(41)	(12)
Property acquisitions and improvements	(40,443)	(35,989)
Investments in mortgage notes receivable and construction advances	(7,875)	(5,891)
Proceeds from mortgage notes receivable and construction advances	10,872	—
Property dispositions	986	16,501

Net cash used in investing activities	(36,501)	(25,391)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	95,000	23,000
Proceeds from debt issuance	175,000	11,900
Repayment of borrowings under credit facilities	(125,000)	(80,000)
Repayment of debt	(81,465)	—
Debt principal payments	(5,754)	(6,852)
Payments for debt issuance costs	(1,347)	(311)
Increase in restricted cash	(2,142)	(317)
Payment of common share dividends	(15,410)	(11,544)
Payment of preferred share dividends	(3,152)	(1,029)
Distributions to minority partners	(3,477)	(3,229)
Series A Cumulative Redeemable Preferred Shares issuance costs	—	(93)
Proceeds from the issuance of common shares, net of costs and forfeitures	60	61,638

Net cash provided by (used in) financing activities	32,313	(6,837)

Net increase (decrease) in cash and cash equivalents	32,484	(769)

Cash and cash equivalents at beginning of period	8,332	13,352

Cash and cash equivalents at end of period	$40,816	$12,583

Supplemental Data:

Real estate acquisitions in exchange for like-kind property	$—	$14,968

Interest paid during the period	$12,735	$11,067

Dividends and distributions reinvested to purchase common shares	$3,351	$3,069

Change in valuation of fair value swap	$(1,444)	$(1,146)

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except share data)

								Distributions in		Accumulated
				Preferred Shares		Common	Additional	Excess of		Other		Other
	Preferred Shares		Common	Par Value		Shares	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Series A	Series B	Shares	Series A	Series B	Par Value	Capital	Earnings	Compensation	Income (Loss)	Total	Income
Balance at December 31, 2004	3,950,000	2,600,000	43,406,280	$40	$26	$434	$957,938	$(20,695)	$(3,816)	$—	$933,927

Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—	(195)	—	—	—	(195)	—
December 2004 common share follow-on offering issuance costs	—	—	—	—	—	—	(37)	—	—	—	(37)	—
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	112,840	—	—	1	3,703	—	—	—	3,704	—
Issuance of restricted shares, net of forfeitures	—	—	124,621	—	—	2	4,172	—	(4,467)	—	(293)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	546	—	546	—
Issuance of phantom shares, net of forfeitures	—	—	18,572	—	—	—	128	—	—	—	128	—
Exercise of common share options	—	—	20,250	—	—	—	306	—	—	—	306	—
Accrued compensation	—	—	—	—	—	—	30	—	—	—	30	—
Preferred share dividends	—	—	—	—	—	—	—	(3,152)	—	—	(3,152)	—
Common share dividends	—	—	—	—	—	—	—	(18,753)	—	—	(18,753)	—
Net income	—	—	—	—	—	—	—	23,624	—	—	23,624	23,624

Balance at March 31, 2005 (unaudited)	3,950,000	2,600,000	43,682,563	$40	$26	$437	$966,045	$(18,976)	$(7,737)	$—	$939,835	$23,624

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of March 31, 2005, owned approximately 84.2% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A and Series B preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.

Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, we provide mortgages, facility improvements, construction financing and takeout commitments in certain circumstances. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term “dealerships” to refer to these types of businesses that are operated on our properties and (ii) the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and entities that lease our properties from us or mortgage their properties with us. We focus on leasing properties or providing mortgages to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population.

As of March 31, 2005, we had real estate investments of nearly $2.3 billion, primarily consisting of interests in 343 properties located in 31 states, including approximately 2,594 acres of land and containing approximately 15.0 million square feet of buildings and improvements. Our tenants operate 505 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended March 31, 2005 of 17.7 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of March 31, 2005, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Real Estate and Depreciation

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with the Financial Accounting Standards Board, commonly referred to as the FASB, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 142, “Goodwill and Other Intangible Assets.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004.

Depreciation is computed on our buildings and improvements or leasehold interest assets using the straight-line method over the lesser of the estimated useful life or ground lease term, generally 20 to 45 years. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $10.0 million and $8.8 million for the three months ended March 31, 2005 and 2004, respectively.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $30,000 and $17,000 for the three months ended March 31, 2005 and 2004, respectively.

Facility Improvements

From time to time, we fund facility improvements on our existing properties. Improvements include costs incurred on facilities during which the tenant’s business continues to operate. Facility improvements are recorded as buildings and improvements on our consolidated balance sheets and the rents charged to the tenant on these improvements during the project are recorded as rental revenue. Once the project is completed, the remaining useful life of the buildings and improvements is determined and depreciation expense is adjusted accordingly on a prospective basis.

Construction Financing

We may provide construction financing to our tenants in circumstances in which we own or have a ground lease on the underlying land, which in either case is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction and the amounts charged to our tenant during that time are recorded as interest income. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. We are not obligated to purchase the property if certain conditions are not met. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances are included in other assets and totaled approximately $12.9 million and $12.1 million as of March 31, 2005 and December 31, 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash reserved to fund debt service payments and funds held in cash collateral accounts. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds invested. Restricted cash is included in other assets and totaled approximately $7.2 million and $5.0 million as of March 31, 2005 and December 31, 2004, respectively.

Deferred Loan Costs

Certain costs incurred in connection with the issuance of debt instruments are capitalized and generally amortized over the terms of the respective issuance using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and totaled approximately $23.2 million and $22.7 million as of March 31, 2005 and December 31, 2004, respectively. Loan cost amortization expense was approximately $921,000 and $764,000 for the three months ended March 31, 2005 and 2004, respectively. Upon the early extinguishment of debt instruments, we expense any associated unamortized deferred loan costs in the period the debt is retired. We did not have any such expenses during the three months ended March 31, 2005 and 2004.

Capitalized Leasing Costs

Certain direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and totaled approximately $1.9 million and $1.8 million as of March 31, 2005 and December 31, 2004, respectively. Leasing cost amortization expense was approximately $55,000 and $49,000 for the three months ended March 31, 2005 and 2004, respectively.

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

Rental Revenue Recognition

We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of March 31, 2005, approximately $404 million of our real estate portfolio, or 18%, was subject to variable rate leases. This compares to $412 million of our real estate portfolio, or 21%, that was subject to variable rate leases as of March 31, 2004. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contain a maximum rate.

Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $21.1 million and $20.2 million as of March 31, 2005 and December 31, 2004, respectively. Straight-lined rental revenue, including revenue related to discontinued operations, was approximately $939,000 and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.

Interest Rate Swaps

During the normal course of business, we are exposed to certain financial market risks, including fluctuations in interest rates. In general, our strategy of match-funding our long-term debt to our leases reduces our exposure to interest rate fluctuations by substantially locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage or hedge our risk related to the effect of interest rate fluctuations on our investment spreads. We do not enter into interest rate swap arrangements for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge.

The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swap arrangements we have entered into with third parties were designated as highly effective at the inception of the swap arrangements.

For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us related to our hedges, totaling approximately $5.9 million and $3.3 million as of March 31, 2005 and December 31, 2004, respectively, is included in other assets on our consolidated balance sheets.

For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

As of March 31, 2005 and December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges. Therefore, we did not have any associated unrealized gains or losses as of March 31, 2005 and December 31, 2004. Total comprehensive income for the three months ended March 31, 2005 and 2004 was approximately $23.6 million and $14.9 million, respectively. Total comprehensive income equaled net income for the three months ended March 31, 2005.

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

The unrealized loss on our fair value hedge was approximately $4.9 million and $3.4 million as of March 31, 2005 and December 31, 2004, respectively. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months ended March 31, 2005 and 2004, respectively. We have evaluated our fair value hedge as of March 31, 2005 and believe it continues to be highly effective.

Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage. We did not have any such expenses during the three months ended March 31, 2005 and 2004.

Share-Based Compensation

The Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan, which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. At March 31, 2005, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this Plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R), “Share-Based Payment,” supercedes APB Opinion No. 25 and its related Interpretations and was to be effective for the first interim or annual period that begins after June 15, 2005 for public companies (other than those filing as small business issuers). In April 2005, the SEC amended the effective date of SFAS No. 123(R) to require adoption of this Statement to commence in the first annual period that begins after June 15, 2005 (other than those filing as small business issuers). SFAS No. 123(R) requires the fair-value-based recognition method to be applied to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the cumulative effect of initially applying this Statement, if any, must be recognized as of the effective date. The adoption of SFAS No. 123(R) is not expected to have a significant impact on our financial condition or results of operations.

The following table illustrates the effect on net income and earnings per share if we had applied the fair-value-based recognition method (in thousands, except per share data).

	For the Three Months
	Ended March 31,
	2005	2004
Net income available to common shareholders, as reported	$20,472	$16,694
Add: Share-based compensation expense included in reported net income, net of minority interest	484	267
Deduct: Total share-based compensation expense determined under the fair-value-based method for all awards, net of minority interest	(522)	(303)

Pro forma net income	$20,434	$16,658

Basic earnings per common share:
As reported	$0.47	$0.49
Pro forma	$0.47	$0.49

Diluted earnings per common share:
As reported	$0.47	$0.48
Pro forma	$0.47	$0.48

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

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the current year presentation.

3. REAL ESTATE INVESTMENTS

During the first quarter of 2005, we increased our net real estate investments by approximately $36.0 million. The first quarter real estate investments consisted of approximately $48.3 million in real estate investments transacted with six existing tenants, partially offset by $12.4 million in real estate property and mortgage note dispositions and repayments of mortgage notes receivable and construction advances.
These investments were located in eight states and include two auto retail properties, facility improvements, advances on one mortgage note receivable and construction advances. The investments were funded with cash on hand and the issuance of long-term debt. The real estate investments contain five automobile franchises and have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 17.7 years. The leases have multiple renewal options, which generally are subject to the same terms and conditions and which are exercisable at the option of the tenants.

The following is a summary of our real estate investments as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	Balance as of
	March 31, 2005	December 31, 2004
Land	$872,971	$866,480
Buildings and improvements	1,363,717	1,330,843
Mortgage notes receivable	27,057	31,242
Construction advances	12,907	12,136

Total real estate investments	$2,276,652	$2,240,701

Mortgage notes receivable and construction advances are included in other assets on our consolidated balance sheets. These notes require monthly interest payments, which are included in interest and other income on our consolidated statements of operations.

4. DISCONTINUED OPERATIONS

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

During the first quarter of 2005, we sold one auto retail location and a mortgage note receivable for approximately $6.4 million in sale proceeds, net of commissions and other costs, and recognized approximately $100,000 of a previously deferred gain. In addition, in exchange for early termination of the lease, we also received a lease termination fee totaling approximately $93,000, which was recorded during the first quarter. The earnings generated from the real estate disposition, including the lease termination fee, and the gain related to the sale of the mortgage note receivable have been reported as discontinued operations.

The following table sets forth the components of discontinued operations related to the real estate dispositions subsequent to January 1, 2004 (in thousands):

	For the three months
	ended March 31,
	2005	2004
Revenue:
Rental	$13	$1,332
Other	93	1,248

Total revenue	106	2,580

Expenses:
Depreciation	2	248
Interest	—	301

Total expenses	2	549

Income from discontinued operations before gain on sale of real estate and minority interest	104	2,031
Gain on sale of real estate	100	1,171

Income related to discontinued operations before minority interest	204	3,202
Minority interest related to discontinued operations	(32)	(595)

Total discontinued operations, net of minority interest	$172	$2,607

5. DEBT OUTSTANDING

The following is a summary of our total debt outstanding as of March 31, 2005 and December 31, 2004 (dollars in thousands):

		Principal		Principal Balance		Effective	Term/
	Original	Balance as of		as of December		Interest	Amortization
Description of Debt	Debt Issued	March 31, 2005		31, 2004		Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$31,101		$31,513			10 yr/17 yr
5.84% fixed rate debt due 2/1/14 (2)	11,900	11,673		11,728			10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (3)	325,000	288,922		292,557			(3)
Triple Net Lease Mortgage Notes, Series 2003-1 (4)	228,000	215,450		217,102			(4)
Various variable rate debt (5)	91,320	—		81,465			(5)

TOTAL MORTGAGE DEBT (6)		$547,146		$634,365		6.83%

Variable rate term loan due 8/20/09 (7)	150,000	150,000		150,000			(7)
5.46% Senior Notes due 2/24/15 (8)	175,000	175,000		—			(8)

6.75% Monthly Income Notes due 4/15/19 (9)	125,000	125,000	(10)	125,000	(10)		(9)
6% Convertible Notes due 5/15/24 (11)	110,000	110,000		110,000			(11)

TOTAL UNSECURED DEBT		$560,000		$385,000		5.16%

$250 million revolving unsecured facility (7)		—		30,000			(7)

TOTAL CREDIT FACILITIES		$—		$30,000		4.14%

TOTAL DEBT OUTSTANDING		$1,107,146	(10)	$1,049,365	(10)	6.03%

*	For the quarter ended March 31, 2005. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(3)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	139,209	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	64,749	7/15/15
A-3	75,900	75,900	6/15/22

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

(4)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	96,450	9/25/15
A-2	119,000	119,000	3/25/19

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

(5)	This represents debt that was outstanding with one lender, of which approximately $81 million was repaid during the first quarter of 2005. Approximately $73 million of the debt repaid had a spread over the 30-day LIBOR of 175 basis points with a remaining maturity of approximately 8.6 years. We had previously entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan to 7.5%. We terminated the swap arrangement during the fourth quarter of 2004 in anticipation of the debt repayment during the first quarter of 2005. The remaining debt repaid had a spread over the three-month LIBOR of 225 basis points with a remaining maturity of approximately 9.6 years. The debt was repaid with borrowings on our unsecured credit facility, which were subsequently repaid with the proceeds received from the 5.46% senior unsecured note offering described in footnote (8).

(6)	Our mortgage debt is subject to prepayment penalties.

(7)	During 2004, we closed on a syndicated unsecured revolving credit and term loan facility. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. As of March 31, 2005, the borrowings under the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 95 basis points.

(8)	On February 24, 2005, the Partnership entered into a note purchase agreement to sell $175 million in aggregate principal amount of 5.46% senior unsecured notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Pursuant to the agreement, the Partnership issued $100 million of the notes on February 24, 2005 and an additional $75 million on March 30, 2005. The Company has guaranteed the Partnership’s obligations under the notes. Interest on the notes is payable semi-annually. The notes have a 10-year term. The Partnership may, at its option, prepay the notes, at any time, in whole or, from time to time, in part, in an amount equal to at least $5 million of the aggregate principal amount then outstanding, at 100% of the principal amount to be prepaid, plus any make-whole amount due in connection with the prepayment. In general, the make-whole amount is the amount by which the discounted value of the remaining payments relating to the principal amount to be prepaid (determined in accordance with the terms of the note purchase agreement) exceeds the principal amount to be prepaid. The net proceeds to the Company, after deducting the expenses of the offering, totaled approximately $174 million. A portion of the net proceeds were used to repay borrowings outstanding on our syndicated unsecured credit facility and to fund acquisitions. The remainder of the net proceeds will be used to fund future real estate investments and for general corporate purposes.

(9)	During 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $4.9 million and $3.4 million as of March 31, 2005 and December 31, 2004, respectively, as further described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(10)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of March 31, 2005 and December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $4.9 million and $3.4 million, respectively, representing the change in the fair value of the swap described in footnote (9) and as more fully described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(11)	During 2004, we closed on a public offering of $110 million 6% convertible notes. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period.

Additionally, during the first quarter of 2005, we terminated two secured credit facilities, totaling $200 million, which were replaced by our syndicated unsecured revolving credit facility as further described above.

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

As of March 31, 2005, we were in compliance with all of the debt covenants related to our debt outstanding.

Aggregate annual repayments of our debt outstanding as of March 31, 2005 are as follows (in thousands):

For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2005	$17,678	$—	$17,678
2006	25,142	—	25,142
2007	26,979	—	26,979
2008	28,735	24,211	52,946
2009	28,810	260,000	288,810
Thereafter	315,594	379,997	695,591

Total	$442,938	$664,208	$1,107,146

6. PREFERRED EQUITY

Set forth below is a summary of our preferred shares of beneficial interest:

Series of			Annual	Annual	Earliest
Preferred Share	# of	Month	Dividend	Dividend	Redemption
of Beneficial Interest	Shares Issued	of Issuance	Yield (1)	Per Share	Date
Series A	3,950,000	December 2003	7.5%	$1.875	12/11/08

Series B	2,600,000	April/May 2004	8.0%	2.000	4/27/09

(1)	Yield computed based on $25.00 per share redemption price.

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

7. MINORITY INTEREST

Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Common Units held by the Minority Interest at the end of the period by the total Common Units outstanding at the end of the period, excluding derivative securities. The full redemption amount of the Preferred Units is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in the Partnership’s equity was 15.8% as of March 31, 2005 and December 31, 2004.

Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Common Units held by the Minority Interest by the total weighted average number of Common Units outstanding during the period, excluding derivative securities. Income before minority interest is reduced by Preferred Unit dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 15.8% and 18.6% for the three months ended March 31, 2005 and 2004, respectively.

Holders of Common Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 8.1 million Common Units as of March 31, 2005 and December 31, 2004, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Common Units to common shares, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan and its Dividend Reinvestment and Share Purchase Plan, the net proceeds from these issuances are contributed to the Partnership in exchange for Common Units and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.

8. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share is computed as net income available to common shareholders, adjusted to reflect the change in the income allocated to minority interest calculated as if the dilutive securities were outstanding, divided by the weighted average common shares outstanding for the period plus the effect of dilutive securities outstanding for the period, based on the treasury stock method. Dilutive securities include options, phantom shares and restricted shares.

In September 2004, the Emerging Issues Task Force, commonly referred to as the EITF, reached a final consensus affirming their June 2004 tentative conclusion (with modifications) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” Contingently convertible debt instruments, which are commonly referred to as Co-Cos and include our $110 million 6% convertible notes, combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified contingencies occur, and at least one of the contingencies is based on the market price of the issuer’s shares. The EITF concluded that Co-Cos should be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per common share calculation and the interest expense, net of tax, added back to the numerator of the earnings per common share calculation. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

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

During the second quarter of 2004, we closed on a public offering of $110 million 6% convertible notes, as further described in the “Debt Outstanding” footnote herein. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The result of the potential conversion of the $110 million 6% convertible notes was not included in the calculation of diluted earnings per share because it would have been anti-dilutive for the three months ended March 31, 2005.

A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Income from continuing operations	$23,452	$15,939
Preferred share dividends	(3,152)	(1,852)

Income from continuing operations used to calculate basic earnings per common share	20,300	14,087
Impact of dilutive securities	22	48

Income from continuing operations used to calculate diluted earnings per common share	$20,322	$14,135

Basic earnings per common share	$0.47	$0.41
Diluted earnings per common share	$0.47	$0.41

Net income available to common shareholders	$20,472	$16,694
Impact of dilutive securities	21	58

Net income used to calculate diluted earnings per common share	$20,493	$16,752

Basic earnings per common share	$0.47	$0.49
Diluted earnings per common share	$0.47	$0.48

Weighted average shares:
Common shares outstanding used to compute basic earnings per common share	43,235	34,049
Impact of dilutive securities	303	624

Common shares outstanding used to compute diluted earnings per common share	43,538	34,673

9. DIVIDENDS DECLARED PER SHARE

The following table summarizes any activity related to our dividends during the three months ended March 31, 2005:

	Record Date	Date Payable	Per Share
Common Shares:
Fourth Quarter 2004	February 7, 2005	February 18, 2005	$0.43050
First Quarter 2005	May 10, 2005	May 20, 2005	$0.43800

Series A Preferred Shares:
November 1, 2004 - January 31, 2005	February 1, 2005	February 15, 2005	$0.46875
February 1, 2005 - April 30, 2005	May 2, 2005	May 16, 2005	$0.46875

Series B Preferred Shares:
November 1, 2004 – January 31, 2005	February 1, 2005	February 15, 2005	$0.50000
February 1, 2005 - April 30, 2005	May 2, 2005	May 16, 2005	$0.50000

10. COMMITMENTS

We currently have contractual commitments to fund facility improvements and construction with several tenants generally on properties we own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of March 31, 2005, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of our recent developments beginning on page 24. In the next section, beginning on page 25, we discuss our results of operations for the periods presented. We then provide, beginning on page 29, an analysis of our liquidity and capital resources, including discussions of our cash flows, financing strategy, debt arrangements, sources of capital and financial commitments. Finally, on page 38, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of a REIT used by the REIT industry.

The MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto appearing in Item 1 of this report, disclosures about our market risk appearing in Item 3 of this report and the subsection captioned “Forward-Looking Statements” herein.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, we provide mortgages, fund facility improvements, construction financing and takeout commitments in certain circumstances. We use (i) the term “dealerships” to refer to these types of businesses that are operated on our properties and (ii) the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and entities that lease our properties from us or mortgage their properties with us. We focus on leasing properties or providing mortgages to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. As of March 31, 2005, we had real estate investments of nearly $2.3 billion, primarily consisting of interests in 343 properties located in 31 states, including approximately 2,594 acres of land and containing approximately 15.0 million square feet of buildings and improvements. Our tenants operate 505 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended March 31, 2005 of 17.7 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of March 31, 2005, our portfolio had a weighted average remaining lease term of approximately 11.7 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years).

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

RECENT DEVELOPMENTS

Real Estate Investments

During the first quarter of 2005, we increased our net real estate investments by approximately $36.0 million. The first quarter real estate investments consisted of approximately $48.3 million in real estate investments transacted with six existing tenants, partially offset by $12.4 million in real estate property and mortgage note dispositions and repayments of mortgage notes receivable and construction advances.
These investments were located in eight states and include two auto retail properties, facility improvements, advances on one mortgage note receivable and construction advances. The investments were funded with cash on hand and the issuance of long-term debt. The real estate investments contain five automobile franchises and have initial lease terms generally ranging from 15 to 20 years, with a weighted average initial lease term of 17.7 years. The leases have multiple renewal options, which generally are subject to the same terms and conditions and which are exercisable at the option of the tenants.

Financing

During the first quarter of 2005, we completed the following transactions:

•	On January 27, 2005, we repaid $73.0 million of secured variable rate debt. The secured debt repaid had a spread over the 30-day LIBOR of 175 basis points with a remaining maturity of 8.6 years. We had previously entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan to 7.5%. We terminated the swap arrangement during the fourth quarter of 2004 in anticipation of the debt repayment during the first quarter of 2005. The debt was repaid with borrowings on our unsecured credit facility, which were subsequently repaid with the proceeds received from the 5.46% senior unsecured note offering described below;

•	On February 24, 2005, we entered into a note purchase agreement to sell $175 million in aggregate principal amount of senior unsecured notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. The notes bear interest at a fixed rate of 5.46% per annum and mature on February 24, 2015. Pursuant to the agreement, the Partnership issued $100 million of the notes on February 24, 2005 and an additional $75 million on March 30, 2005. A portion of the $174 million in net proceeds were used to repay borrowings outstanding on our unsecured credit facility and to fund acquisitions. The remainder of the net proceeds will be used to fund future real estate investments and for general corporate purposes; and

•	On March 24, 2005, we repaid $8.5 million of secured variable rate debt. The secured debt repaid had a spread over the three-month LIBOR of 225 basis points with a remaining maturity of 9.6 years. The debt was repaid with borrowings on our unsecured credit facility, which were subsequently repaid with the proceeds received from the 5.46% senior unsecured note offering described above.

RESULTS OF OPERATIONS

Revenue

This section should be read in conjunction with the section captioned “Liquidity and Capital Resources — Variable Rate Lease Program” herein.

	For the three months
	ended March 31,		%
(dollars in thousands)	2005	2004	Change
Revenue
Rental	$55,568	$46,505	19%
Interest and other	1,087	970	12%

Total	$56,655	$47,475	19%

Rental. The increase in rental revenue from the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily attributable to the growth of our real estate portfolio from sale-leaseback transactions and facility improvements from which we generate our rental income. The following table demonstrates the growth of our real estate portfolio for the periods indicated. Excluded in the periods presented are property dispositions that have occurred through March 31, 2005. The results of operations related to these properties were reclassified from rental revenue to discontinued operations for all periods presented as further described under the “Discontinued Operations” section herein.

	Real Estate before
	Accumulated			Total Square
	Depreciation (in	Number of	Total Land	Footage (in
As of	thousands)	Properties	Acreage	millions)
December 31, 2003	$1,801,510	302	2,232	13.0
March 31, 2004	1,877,968	307	2,292	13.4
December 31, 2004	2,196,245	341	2,582	14.9
March 31, 2005	2,236,688	343	2,594	15.0

The increase in rental income was also attributable to an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.

Interest and Other. The increase in interest and other income from the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily due to interest earned on mortgage notes and construction advances secured by real estate. Mortgage notes and construction advances totaled approximately $40.0 million and $10.9 million as of March 31, 2005 and 2004, respectively. The increase was partially offset by lease assignment fees earned during the three months ended March 31, 2004. There were no lease assignment fees during the three months ended March 31, 2005.

Expenses

	For the three months
	ended March 31,		%
(dollars in thousands)	2005	2004	Change
Expenses
Depreciation and amortization	$10,133	$8,575	18%
General and administrative	3,284	2,741	20%
Interest	15,976	17,005	(6%)

Total	$29,393	$28,321	4%

Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements we owned or had a leasehold interest in during the periods indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue – Rental” above, resulting in an increase in our depreciable assets.

General and Administrative. General and administrative expenses increased from the three months ended March 31, 2004 to the three months ended March 31, 2005 due primarily to an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees as well as an increase in professional fees related to information technology consultation services. This increase was partially offset by a decrease in legal fees related to expenses recognized during the three months ended March 31, 2004 related to the litigation that was settled during the fourth quarter of 2004.

Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

			Credit
(in thousands)	Fixed Rate	Variable Rate	Facilities	Total
Balance as of:
3/31/04	$811,252	$264,305	$18,009	$1,093,566
3/31/05	$857,146	$250,000	$—	$1,107,146

Effective Interest Rate for the Three Months Ended March 31*

2004	7.17%	3.68%	4.21%	6.25%
2005	6.83%	4.29%	4.14%	6.03%

*	Includes deferred loan fees amortized over the life of the loans.

The decrease in interest expense for the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily due to the repositioning of our balance sheet from secured debt to unsecured debt and equity during 2004 and 2005. This resulted in a decrease in our average debt outstanding for the first quarter of 2005 as compared to the same period in the prior year. Further, although interest rates increased from the prior year, our credit spreads, and therefore our effective interest rate, continued to contract as a result of the repositioning. The decrease was partially offset by the reclassification of approximately $301,000 of interest expense related to 2004 and 2005 property dispositions to discontinued operations for the three months ended March 31, 2004 as compared to no reclassification of interest expense for the three months ended March 31, 2005, as further described in the “Discontinued Operations” section herein. In accordance with GAAP, interest expense is required to be reclassified to discontinued operations for the period of time during which the properties sold secured the debt. Interest related to the associated debt instrument after the disposition of the property is recorded to interest expense resulting in an increase in interest expense in subsequent periods.

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

During the first quarter of 2005, we sold one auto retail location and a mortgage note receivable for approximately $6.4 million in sale proceeds, net of commissions and other costs, and recognized approximately $100,000 of a previously deferred gain. In addition, in exchange for early termination of the lease, we also received a lease termination fee totaling approximately $93,000, which was recorded during the first quarter. The earnings generated from the real estate disposition, including the lease termination fee, and the gain related to the sale of the mortgage note receivable have been reported as discontinued operations.

The following table sets forth the components of discontinued operations related to the real estate dispositions subsequent to January 1, 2004 (in thousands):

	For the three months
	ended March 31,
	2005	2004
Revenue:
Rental	$13	$1,332
Other	93	1,248

Total revenue	106	2,580

Expenses:
Depreciation	2	248
Interest	—	301

Total expenses	2	549

Income from discontinued operations before gain on sale of real estate and minority interest	104	2,031
Gain on sale of real estate	100	1,171

Income related to discontinued operations before minority interest	204	3,202
Minority interest related to discontinued operations	(32)	(595)

Total discontinued operations, net of minority interest	$172	$2,607

Preferred Share Dividends

	For the three months ended March 31,
(dollars in thousands)	2005	2004
Preferred share dividends	$3,152	$1,852

The increase represents dividends related to the 8% Series B Cumulative Redeemable Preferred Shares issued on April 27, 2004. There were no Series B preferred share dividends during the three months ended March 31, 2004.

Impact of Inflation

Our leases typically contain provisions to mitigate the adverse impact of inflation on our results of operations. These provisions include upward periodic adjustments in base rent due from our tenants, usually based on the factor of the change in the consumer price index, commonly referred to as the CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term.

Substantially all of our properties are leased to tenants under long-term, triple-net leases. Because triple-net leases typically require the tenant to pay all operating expenses of a property, our exposure to rising property expenses due to inflation is reduced.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $40.8 million and $12.6 million at March 31, 2005 and March 31, 2004, respectively.

The changes in cash and cash equivalents during the three months ended March 31, 2005 and 2004 were attributable to operating, investing and financing activities, as described below.

	Three Months Ended
	March 31,
(dollars in thousands)	2005	2004
Cash provided by operating activities	$36,672	$31,459
Cash used in investing activities	(36,501)	(25,391)
Cash provided by (used in) financing activities	32,313	(6,837)

Operating Activities

Cash provided by operating activities represents cash received primarily from rents under long-term, triple-net leases, plus interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.

Investing Activities

Cash used in investing activities primarily reflects investments in dealership properties, mortgages, facility improvements and construction financings, net of sales.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2005 primarily reflects:

•	$175.0 million of proceeds received from debt issuances during the period; and

•	$95.0 million of proceeds received from borrowings on our revolving credit facility.

The cash provided by financing activities was partially offset by:

•	the repayment of borrowings on our revolving credit facility totaling $125.0 million;

•	the repayment of debt totaling $81.5 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $22.0 million;

•	payments of principal on outstanding debt totaling $5.8 million;

•	the increase in restricted cash totaling $2.1 million; and

•	payments for debt issuance costs totaling $1.3 million.

Cash used in financing activities for the three months ended March 31, 2004 primarily reflects:

•	the repayment of borrowings on our revolving credit facilities totaling $80.0 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $15.8 million; and

•	payments of principal on outstanding debt totaling $6.9 million.

The cash used in financing activities was partially offset by:

•	$61.6 million of proceeds received from the issuance of common shares, net of costs and forfeitures;

•	$23.0 million of proceeds received from borrowings on our revolving credit facilities; and

•	$11.9 million of proceeds received from debt issuances during the period.

Financing Strategy

Our primary objective is to have consistent access to long and short-term debt and equity at costs efficient to run our business and produce the highest returns. During 2004, we completed a significant recapitalization of our balance sheet and achieved investment-grade senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Ratings Services. We believe that utilizing an investment grade capital structure is optimal for the execution of our business strategy. It provides us much more consistent access to debt at lower costs than we previously obtained using secured debt. This enables us to have more flexibility to provide creative solutions for our clients. By replacing a significant portion of our secured debt with unsecured debt and equity, we have lowered our overall leverage and improved our cash flow and debt service and fixed charge coverage ratios. We intend to conduct our operations so as to best be able to maintain or improve our investment-grade rated status.

We typically fund our short-term liquidity requirements through available cash or our $250 million unsecured revolving credit facility (currently priced at 95 basis points over LIBOR). As of March 31, 2005, there were no borrowings outstanding under the facility. Availability under our credit facility is determined based on current borrowings outstanding under the facility as well as certain financial covenants contained within the facility.

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

We use a disciplined approach of matching the term and interest rate nature (fixed or variable rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding,” to substantially lock in our investment spreads during the initial lease term. As of March 31, 2005, our leases had a weighted average remaining term of 11.7 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our debt had a weighted average remaining term of 9.8 years and our earliest meaningful long-term debt maturity was not until 2009. As of March 31, 2005, our total outstanding debt equaled approximately 49% of our total real estate investments subject to leases and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 82%.

As of March 31, 2005, our total outstanding fixed rate debt equaled approximately 47% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 12.1 years and the weighted average remaining term of our outstanding fixed rate debt was 10.3 years. As a result, our fixed rate leases and debt were 85% match-funded. Our total outstanding variable rate debt equaled approximately 62% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 11.3 years and the weighted average remaining term of our outstanding variable rate debt was 8.3 years. As a result, variable rate leases and our variable rate debt were 73% match-funded.

As of March 31, 2005, our ratio of debt to gross assets (calculated as total assets plus accumulated depreciation) was approximately 47%, our secured debt to gross assets was approximately 23% and our debt to total market capitalization was approximately 37%. Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances.

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

The following table sets forth certain information regarding our variable rate leases and debt as of the periods indicated (dollars in thousands):

		Percentage of our
	Total Real	Portfolio		Average One-
	Estate Subject	Subject to	Total Variable	Month LIBOR
	to Variable	Variable Rate	Rate Debt	for the three
Period	Rate Leases	Leases	Outstanding (1)	months ended
March 31, 2004	$412,324	21%	$282,314	1.10%
March 31, 2005	403,841	18%	250,000	2.64%

(1)	Includes amounts outstanding on our revolving credit facilities totaling $18.0 million and $0 as of March 31, 2004 and March 31, 2005, respectively.

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

To illustrate, during the three months ended March 31, 2005, as LIBOR has generally increased by approximately 50 basis points, our investments spreads have contracted. While the interest expense on our variable rate debt has increased, the revenue generated from the vast majority of our variable rate leases has remained constant during this same time period as the majority of the minimum lease rates were in effect at these LIBOR levels.

In contrast, during the three months ended March 31, 2004, as LIBOR remained constant, the interest expense on our variable rate debt and the revenue generated from the vast majority of our variable rate leases remained constant.

When LIBOR decreases, the interest expense on our variable rate debt will decrease. However, the revenue generated from the majority of our variable rate leases will remain constant as the minimum lease rates would be in effect at current LIBOR levels.

Debt Outstanding

The following is a summary of our total debt outstanding as of March 31, 2005 and December 31, 2004 (dollars in thousands):

		Principal		Principal Balance		Effective	Term/
	Original	Balance as of		as of December		Interest	Amortization
Description of Debt	Debt Issued	March 31, 2005		31, 2004		Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	38,050	$31,101		$31,513			10 yr/17 yr
5.84% fixed rate debt due 2/1/14 (2)	11,900	11,673		11,728			10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (3)	325,000	288,922		292,557			(3)
Triple Net Lease Mortgage Notes, Series 2003-1 (4)	228,000	215,450		217,102			(4)
Various variable rate debt (5)	91,320	—		81,465			(5)

TOTAL MORTGAGE DEBT (6)		$547,146		$634,365		6.83%

Variable rate term loan due 8/20/09 (7)	150,000	150,000		150,000			(7)
5.46% Senior Notes due 2/24/15 (8)	175,000	175,000		—			(8)

6.75% Monthly Income Notes due 4/15/19 (9)	125,000	125,000	(10)	125,000	(10)		(9)
6% Convertible Notes due 5/15/24 (11)	110,000	110,000		110,000			(11)

TOTAL UNSECURED DEBT		$560,000		$385,000		5.16%

$250 million revolving unsecured facility (7)		—		30,000			(7)

TOTAL CREDIT FACILITIES		$—		$30,000		4.14%

TOTAL DEBT OUTSTANDING		$1,107,146	(10)	$1,049,365	(10)	6.03%

*	For the quarter ended March 31, 2005. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(3)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	164,136	139,209	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	64,749	7/15/15
A-3	75,900	75,900	6/15/22

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

(4)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	109,000	96,450	9/25/15
A-2	119,000	119,000	3/25/19

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

(5)	This represents debt that was outstanding with one lender, of which approximately $81 million was repaid during the first quarter of 2005. Approximately $73 million of the debt repaid had a spread over the 30-day LIBOR of 175 basis points with a remaining maturity of approximately 8.6 years. We had previously entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan to 7.5%. We terminated the swap arrangement during the fourth quarter of 2004 in anticipation of the debt repayment during the first quarter of 2005. The remaining debt repaid had a spread over the three-month LIBOR of 225 basis points with a remaining maturity of approximately 9.6 years. The debt was repaid with borrowings on our unsecured credit facility, which were subsequently repaid with the proceeds received from the 5.46% senior unsecured note offering described in footnote (8).

(6)	Our mortgage debt is subject to prepayment penalties.

(7)	During 2004, we closed on a syndicated unsecured revolving credit and term loan facility. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. As of March 31, 2005, the borrowings under the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 95 basis points.

(8)	On February 24, 2005, the Partnership entered into a note purchase agreement to sell $175 million in aggregate principal amount of 5.46% senior unsecured notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Pursuant to the agreement, the Partnership issued $100 million of the notes on February 24, 2005 and an additional $75 million on March 30, 2005. The Company has guaranteed the Partnership’s obligations under the notes. Interest on the notes is payable semi-annually. The notes have a 10-year term. The Partnership may, at its option, prepay the notes, at any time, in whole or, from time to time, in part, in an amount equal to at least $5 million of the aggregate principal amount then outstanding, at 100% of the principal amount to be prepaid, plus any make-whole amount due in connection with the prepayment. In general, the make-whole amount is the amount by which the discounted value of the remaining payments relating to the principal amount to be prepaid (determined in accordance with the terms of the note purchase agreement) exceeds the principal amount to be prepaid. The net proceeds to the Company, after deducting the expenses of the offering, totaled approximately $174 million. A portion of the net proceeds were used to repay borrowings outstanding on our syndicated unsecured credit facility and to fund acquisitions. The remainder of the net proceeds will be used to fund future real estate investments and for general corporate purposes.

(9)	During 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $4.9 million and $3.4 million as of March 31, 2005 and December 31, 2004, respectively, as further described in the “Interest Rate Swaps” section herein.

(10)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of March 31, 2005 and December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $4.9 million and $3.4 million, respectively, representing the change in the fair value of the swap described in footnote (9) and as more fully described in the “Interest Rate Swaps” section herein.

(11)	During 2004, we closed on a public offering of $110 million 6% convertible notes. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period.

Additionally, during the first quarter of 2005, we terminated two secured credit facilities, totaling $200 million, which were replaced by our syndicated unsecured revolving credit facility as further described above.

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

As of March 31, 2005, we were in compliance with all of the debt covenants related to our debt outstanding.

Interest Rate Swaps

During the normal course of business, we are exposed to certain financial market risks, including fluctuations in interest rates. In general, our strategy of match-funding our long-term debt to our leases reduces our exposure to interest rate fluctuations by substantially locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage or hedge our risk related to the effect of interest rate fluctuations on our investment spreads. We do not enter into interest rate swap arrangements for speculative purposes. We will either hedge our variable rate debt to convert it to a fixed interest rate, designating such hedge as a cash flow hedge, or hedge our fixed rate debt to convert it to a variable interest rate, designating such hedge as a fair value hedge.

The cash flow and fair value hedges were designed to mirror the underlying debt in terms of index, spread, reset, amortization, compounding and maturity. Due to the identical nature of the terms of the swap arrangements and the underlying terms of the debt, the swap arrangements we have entered into with third parties were designated as highly effective at the inception of the swap arrangements.

For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us related to our hedges, totaling approximately $5.9 million and $3.3 million as of March 31, 2005 and December 31, 2004, respectively, is included in other assets on our consolidated balance sheets.

For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets.

As of March 31, 2005 and December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges. Therefore, we did not have any associated unrealized gains or losses as of March 31, 2005 and December 31, 2004. Total comprehensive income for the three months ended March 31, 2005 and 2004 was approximately $23.6 million and $14.9 million, respectively. Total comprehensive income equaled net income for the three months ended March 31, 2005.

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

The unrealized loss on our fair value hedge was approximately $4.9 million and $3.4 million as of March 31, 2005 and December 31, 2004, respectively. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months ended March 31, 2005 and 2004, respectively. We have evaluated our fair value hedge as of March 31, 2005 and believe it continues to be highly effective.

Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage. We did not have any such expenses during the three months ended March 31, 2005 and 2004.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners and amounts required for additional investments in properties, mortgages, facility improvements and construction financings (“real estate investments”). We expect to meet these requirements (other than amounts required for real estate investments) through cash provided from operations and our existing revolving credit facility. We anticipate that any additional real estate investments during the next 12 months will be funded with cash provided from operations, long-term unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facility. Real estate investments will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.

As of March 31, 2005, our contractual long-term liquidity requirements consisted primarily of obligations under our long-term debt and our unsecured credit facility and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for real estate investments as well as distributions to common shareholders and minority partners. We expect to meet long-term liquidity requirements through long-term unsecured borrowings and equity issuances. The availability and terms of any such financing will depend upon market and other conditions.

Aggregate annual repayments of our debt outstanding as of March 31, 2005 are as follows (in thousands):

For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2005	$17,678	$—	$17,678
2006	25,142	—	25,142
2007	26,979	—	26,979
2008	28,735	24,211	52,946
2009	28,810	260,000	288,810
Thereafter	315,594	379,997	695,591

Total	$442,938	$664,208	$1,107,146

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

We are the tenant under certain ground leases expiring between August 2010 and August 2035, with substantially all ground leases having options to renew for one or more additional periods ranging from a total of 10 to 15 years, but in no event extending beyond 2035. In connection with the acquisition of such leasehold interests we also acquired the interest in the buildings and improvements located on the land subject to such ground leases. We in turn have subleased our interests in such ground leases and the related buildings and improvements to our tenants. Certain predecessors in interest to us (which predecessors are, or are affiliates of, our tenants) remain liable for rent and other obligations under the ground leases. In addition, our tenants are responsible for making the rental payments under the related ground leases directly to the ground landlords. Total future minimum lease payments under the remaining terms of the ground leases totaled approximately $113.6 million as of March 31, 2005.

We also currently have contractual commitments to fund facility improvements and construction with several tenants generally on properties we own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of March 31, 2005, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next two years.

Dividend Reinvestment and Share Purchase Plan

During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan, which we refer to as the DRIP, which was subsequently replaced on October 1, 2004. Under the DRIP, current common shareholders and holders of common units, which we refer to as Unitholders, are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing common shareholders and Unitholders to make optional cash payments to purchase common shares.

The DRIP permits current common shareholders, Unitholders and new investors to invest a minimum of $100 and up to a maximum of $10,000 in common shares per month. The DRIP also allows us to raise additional capital by waiving the limitations on the $10,000 maximum per month, as more fully described in the prospectus relating to the DRIP. Shares purchased under the DRIP through reinvestment of dividends are purchased at a discount (currently 3%) to the market price. Shares purchased under the DRIP through optional cash payments of $10,000 or less are purchased at market price.

Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended March 31, 2005, we issued approximately 113,000 common shares under the DRIP, totaling approximately $3.7 million.

Common Share Repurchase Program

During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the three months ended March 31, 2005 there were no repurchases of common shares. From the inception of the common share repurchase program through March 31, 2005, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Common Units from the Company for equivalent purchase prices.

Off-Balance Sheet Arrangements

As of March 31, 2005, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the revised definition adopted in April 2002 by NAREIT and as presented by us, is net income, computed in accordance with GAAP, plus depreciation and amortization of assets unique to the real estate industry, plus minority interest related to income from continuing operations and income from discontinued operations, and excluding gains from the sales of property, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, which is contrary to what we believe occurs with our assets, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The following table reconciles FFO, FFO available to common shareholders and FFO per common share for the three months ended March 31, 2005 and 2004 to their most directly comparable GAAP measures, net income available to common shareholders and net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income	$23,624	$18,546

Real estate depreciation and amortization	10,105	8,805
Minority interest related to income from continuing operations and income from discontinued operations	3,826	3,592
Gain on sale of real estate	(84)	(953)

FFO	37,471	29,990

Preferred share dividends	(3,152)	(1,852)

FFO available to common shareholders — basic	$34,319	$28,138

Dilutive effect of convertible securities	1,811	—

FFO available to common shareholders — diluted	$36,130	$28,138

Weighted average number of common shares used to compute basic net income per common share	43,235	34,049

Weighted average number of common shares used to compute fully diluted net income per common share	43,538	34,673

Weighted average number of common shares and units used to compute basic FFO per common share	51,350	41,823

Weighted average number of common shares and units used to compute fully diluted FFO per common share	54,747	42,447

Basic net income per common share	$0.47	$0.49

Diluted net income per common share	$0.47	$0.48

Basic FFO per common share	$0.67	$0.67

Diluted FFO per common share (1)	$0.66	$0.66

(1) The impact of the if-converted method, as further described in the Earnings Per Common Share footnote to our consolidated financial statements, for the Company’s contingently convertible debt instrument, which was issued during the second quarter of 2004, on diluted FFO per common share is dilutive for the three months ended March 31, 2005. Therefore, the calculation includes the effect of the potential conversion resulting in a reduction in interest expense totaling approximately $1.8 million as well as an additional 3.1 million common shares outstanding during the period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events, and should be read together with our other filings under the Securities Act and the Exchange Act, including the risks and other risk factors contained in our Form 8-K/A filed on March 11, 2005. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks related to our reliance on a small number of dealer groups for a significant portion of our revenue;

•	risks of financing, such as increases in interest rates and our ability to meet existing financial covenants, to maintain our investment-grade senior unsecured debt ratings and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital or refinance our maturing debt;

•	risks that planned and additional real estate investments may not be consummated;

•	risks that competition for future real estate investments could result in less favorable terms for the Company;

•	risks relating to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry or operate profitably and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, incentives, warranty programs, marketing or other practices, or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	risks related to our financing of new construction and improvements;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors contained in our Form 8-K/A filed on March 11, 2005, as well as the other information in this Quarterly Report on Form 10-Q before investing in us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. In general, our strategy of match-funding our long-term debt to our long-term leases reduces our exposure to interest rate fluctuations by substantially locking in our investment spreads during the initial term of the leases. As part of this strategy, we have used and may continue to use interest rate swap arrangements to manage or hedge our interest rate risk. We do not enter into interest rate swap arrangements for speculative purposes.

During the three months ended March 31, 2005, our fixed rate debt increased from $687.9 million as of December 31, 2004 to $857.1 million as of March 31, 2005. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at March 31, 2005 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have increased or decreased, respectively, by approximately $55.5 million.

As of March 31, 2005, approximately $404 million, or 18% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program as further described under the “Liquidity and Capital Resources” section herein, as compared to $436 million as of December 31, 2004. As of March 31, 2005, our total variable rate debt outstanding was $250.0 million, as compared to $361.5 million as of December 31, 2004.

If interest rates on our variable rate debt instruments outstanding at March 31, 2005 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $2.5 million, based on balances at March 31, 2005. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at March 31, 2005 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $2.4 million or decreased by approximately $1.0 million respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.4 million to $4.3 million because of certain investment spread variations at various LIBOR levels.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as of March 31, 2005. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information

On January 19, 2005, the Executive Compensation Committee of our Board of Directors, which we refer to as the Compensation Committee, approved (i) the 2004 bonuses for our executive officers, 80% of which was paid in cash and 20% of which effectively was paid through the issuance of phantom shares to the employee, (ii) long-term compensation for our executive officers for 2004 performance, (iii) 2005 salaries for our executive officers, (iv) the performance criteria for 2005 bonuses, and (v) trustee compensation for 2005. Substantially all of this information is contained in our definitive proxy statement for the 2005 annual meeting of shareholders filed on April 1, 2005.

The cash portion of the bonuses paid to our executive officers for 2004 performance were as follows:

Name	Bonus

Thomas D. Eckert	$440,000
David S. Kay	$240,000
John M. Weaver	$200,000
Jay M. Ferriero	$260,000
Lisa M. Clements	$120,000

Pursuant to our Phantom Share Purchase Program, unless otherwise approved by the Compensation Committee, 20% of the 2004 annual bonus otherwise payable to an executive officer must be deferred under the program. The phantom shares are credited at a price equal to 80% of the fair market value of our common shares on the date of grant. We pay dividend equivalents on the phantom shares. The phantom shares awarded upon the deferral of the 2004 bonuses will be paid on the third anniversary after the date of grant, subject to the executive officer’s right to defer payment. On the payment date, the phantom shares will be paid to the executive officer in the form of common shares or, if mutually agreed to between us and the executive officer, cash. The number of phantom shares purchased upon deferral of 2004 bonuses for each executive officer were as follows:

Name	Phantom Shares

Thomas D. Eckert	4,117
David S. Kay	2,246
John M. Weaver	1,872
Jay M. Ferriero	2,433
Lisa M. Clements	1,123

In addition, the Compensation Committee awarded long-term incentive compensation grants of restricted shares to the executive officers for 2004 performance. We pay dividends on the restricted shares. The restricted stock will vest on January 19, 2010, subject to the executive officer’s right to defer receipt. Restricted shares granted to our executive officers were as follows:

Name	Restricted Shares

Thomas D. Eckert	47,904
David S. Kay	20,958
John M. Weaver	17,964
Jay M. Ferriero	23,952
Lisa M. Clements	7,485

The 2005 annual salaries for our executive officers are as follows:

Name	Salary

Thomas D. Eckert	$450,000
David S. Kay	$260,000
John M. Weaver	$230,000
Jay M. Ferriero	$260,000
Lisa M. Clements	$150,000

The Compensation Committee also set target bonuses for executive officers for 2005 performance and established the performance criteria for determining such bonuses. The 2005 target bonuses are as follows:

Name	Target Bonus
Thomas D. Eckert	$450,000
David S. Kay	$220,000
John M. Weaver	$200,000
Jay M. Ferriero	$220,000
Lisa M. Clements	$100,000

Performance criteria include criteria relating to the Company’s performance, such as achievement of targeted 2005 funds from operations per share and superior total shareholder return as compared to our peer group, as well as subjective performance criteria separately established for each individual. The Compensation Committee has discretion to award bonuses in amounts greater than or less than the targeted 2005 bonus amounts. In addition, the Compensation Committee generally established a five percent limit on the increase in total 2005 compensation for all executive officers in the aggregate as compared to their total 2004 compensation. This maximum amount may not be paid unless the total return to our shareholders exceeds the NAREIT Index for 2005 and we achieve the targeted funds from operations per share established by the Compensation Committee.

In addition, the Compensation Committee approved the trustee compensation for 2005. For 2005, each trustee who is not an employee will receive a $35,000 annual fee for his services as a trustee. Each non-employee trustee also will receive a $1,000 fee for each Board meeting attended and a $500 fee for each Board committee meeting attended. The Chairman of the Board of Trustees receives an additional $10,000 annual fee, and the Chairman of the Audit Committee receives an additional $5,000 annual fee, each for their services as chairman. In addition, the Compensation Committee approved the grant of options to purchase 5,000 common shares to each non-employee trustee. The exercise price for these grants was $33.40, which was the fair market value of the common shares on the date of the grant. One-third of the options will vest on July 19, 2005, another one-third will vest on January 19, 2006, and the remaining one-third will vest on January 19, 2007. The options will be forfeited to the extent they are not exercisable when a trustee resigns or fails to be re-elected as a trustee.

Item 6. Exhibits.

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

Dated: May 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)