Form 10-Q
period 2005-06-30
CAPITAL AUTOMOTIVE REIT
filed 2005-08-05
CIK 1049316

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2005

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
Yes ☑ No ☐
Number of common shares of beneficial interest outstanding as of July 31, 2005 was 46,275,236.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate:
Land	$879,847	$866,480
Buildings and improvements	1,376,756	1,330,843
Accumulated depreciation	(162,696)	(143,886)

	2,093,907	2,053,437

Mortgages and other financing receivables	216,676	43,378

Cash and cash equivalents	7,247	8,332

Other assets, net	56,538	53,010

Total Assets	$2,374,368	$2,158,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$541,370	$634,365
Unsecured debt	558,553	381,592
Borrowings under credit facilities	75,000	30,000
Accounts payable and accrued expenses	21,368	23,731
Security deposits payable	10,180	9,665

Total Liabilities	1,206,471	1,079,353

Minority Interest	148,046	144,877

Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized,
3,950,000 Series A Cumulative Redeemable Preferred Shares issued and outstanding as of June 30, 2005 and December 31, 2004	40	40
2,600,000 Series B Cumulative Redeemable Preferred Shares issued and outstanding as of June 30, 2005 and December 31, 2004	26	26
Common shares, par value $.01 per share; 100 million shares authorized,
46,173,833 shares issued and outstanding as of June 30, 2005 and 43,406,280 shares issued and outstanding as of December 31, 2004	462	434
Additional paid-in capital	1,042,903	957,938
Deferred compensation	(7,212)	(3,816)
Accumulated other comprehensive income	85	—
Distributions in excess of accumulated earnings	(16,453)	(20,695)

Total Shareholders’ Equity	1,019,851	933,927

Total Liabilities and Shareholders’ Equity	$2,374,368	$2,158,157

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Rental	$56,810	$47,417	$112,078	$93,620
Mortgage and other financing	1,611	418	2,497	1,121
Interest and other	557	170	757	437

Total revenue	58,978	48,005	115,332	95,178

Expenses:
Depreciation and amortization	10,217	8,761	20,279	17,266
General and administrative	3,420	2,994	6,704	5,735
Interest	17,435	15,801	33,327	32,719
Debt extinguishment charge	—	8,712	—	8,712

Total expenses	31,072	36,268	60,310	64,432

Income from continuing operations before minority interest	27,906	11,737	55,022	30,746
Minority interest	(3,846)	(1,586)	(7,632)	(4,774)

Income from continuing operations	24,060	10,151	47,390	25,972

Income from discontinued operations, net of minority interest	236	666	445	2,438
Gain on sale of real estate, net of minority interest	514	259	598	1,212

Total discontinued operations	750	925	1,043	3,650

Net income	24,810	11,076	48,433	29,622

Preferred share dividends	(3,152)	(2,776)	(6,303)	(4,628)

Net income available to common shareholders — basic and diluted	$21,658	$8,300	$42,130	$24,994

Common shares outstanding used to compute basic earnings per common share	43,992	36,057	43,616	35,053

Basic earnings per common share:
Income from continuing operations	$0.48	$0.20	$0.94	$0.61
Net income	$0.49	$0.23	$0.97	$0.71

Common shares outstanding used to compute diluted earnings per common share	44,331	36,501	43,919	35,587

Diluted earnings per common share:
Income from continuing operations	$0.47	$0.20	$0.94	$0.60
Net income	$0.49	$0.23	$0.96	$0.71

Dividends declared per common share	$0.4380	$0.4200	$0.8685	$0.8365
See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$24,810	$11,076	$48,433	$29,622

Other comprehensive income:
Change in valuation of interest rate swap, net of minority interest	—	10,333	—	6,693
Change in foreign currency translation, net of minority interest	72	—	72	—

Other comprehensive income	72	10,333	72	6,693

Total comprehensive income	$24,882	$21,409	$48,505	$36,315

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$48,433	$29,622
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(598)	(1,212)
Stock compensation expense	1,152	728
Depreciation and amortization	22,216	19,282
Write-off of deferred loan fees related to debt extinguishment	—	2,497
Minority interest expense including amounts attributable to discontinued operations	7,715	5,321
Changes in assets and liabilities:
Increase in other assets	(3,928)	(3,274)
Increase in accounts payable and accrued expenses	510	5,940
Increase (decrease) in security deposits payable	515	(614)

Net cash provided by operating activities	76,015	58,290

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(84)	(17)
Property acquisitions and improvements	(69,891)	(155,278)
Investments in mortgages and other financing receivables	(183,689)	(12,382)
Investments in joint venture	(2,553)	—
Proceeds from mortgages and other financing receivables	15,507	9,996
Property dispositions	4,736	20,658

Net cash used in investing activities	(235,974)	(137,023)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	195,000	120,000
Proceeds from debt issuance	175,000	272,175
Repayment of borrowings under credit facilities	(150,000)	(117,999)
Repayment of debt	(81,465)	(305,968)
Debt principal payments	(11,530)	(15,602)
Payments for debt issuance costs	(1,478)	(8,226)
Decrease in restricted cash	2,148	5,625
Payment of common share dividends	(30,165)	(24,205)
Payment of preferred share dividends	(6,303)	(2,881)
Distributions to minority partners	(7,023)	(6,480)
Series A Cumulative Redeemable Preferred Shares issuance costs	—	(97)
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	—	63,180
Net proceeds from issuances of common shares, net of forfeitures	74,690	101,255

Net cash provided by financing activities	158,874	80,777

Net (decrease) increase in cash and cash equivalents	(1,085)	2,044

Cash and cash equivalents at beginning of period	8,332	13,352

Cash and cash equivalents at end of period	$7,247	$15,396

Supplemental Data:

Real estate acquisitions in exchange for equity issuance	$—	$10,057

Real estate acquisitions in exchange for like-kind property	$—	$14,968

Interest paid during the period	$27,632	$28,119

Dividends and distributions reinvested to purchase common shares	$7,740	$5,659

Change in valuation of fair value swap	$1,961	$7,136

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)
								Distributions in		Accumulated
				Preferred Shares		Common	Additional	Excess of		Other
	Preferred Shares		Common	Par Value		Shares	Paid-in	Accumulated	Deferred	Comprehensive
	Series A	Series B	Shares	Series A	Series B	Par Value	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2004	3,950,000	2,600,000	43,406,280	$40	$26	$434	$957,938	$(20,695)	$(3,816)	$—	$933,927

Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—	(5,487)	—	—	—	(5,487)
Net proceeds from follow-on offerings	—	—	2,135,900	—	—	21	73,815	—	—	—	73,836
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	247,784	—	—	3	8,249	—	—	—	8,252
Issuance of restricted shares, net of forfeitures	—	—	125,208	—	—	2	4,194	—	(4,488)	—	(292)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,092	—	1,092
Issuance of phantom shares, net of forfeitures	—	—	18,572	—	—	—	128	—	—	—	128
Exercise of common share options	—	—	44,784	—	—	—	902	—	—	—	902
Redemption of units of limited partnership interest in the Partnership to common shares	—	—	195,305	—	—	2	3,104	—	—	—	3,106
Accrued compensation	—	—	—	—	—	—	60	—	—	—	60
Change in foreign currency translation	—	—	—	—	—	—	—	—	—	85	85
Preferred share dividends	—	—	—	—	—	—	—	(6,303)	—	—	(6,303)
Common share dividends	—	—	—	—	—	—	—	(37,888)	—	—	(37,888)
Net income	—	—	—	—	—	—	—	48,433	—	—	48,433

Balance at June 30, 2005 (unaudited)	3,950,000	2,600,000	46,173,833	$40	$26	$462	$1,042,903	$(16,453)	$(7,212)	$85	$1,019,851

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of June 30, 2005, owned approximately 85.3% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A and Series B preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.
Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, in certain circumstances we provide mortgages, fund facility improvements and provide construction financing and takeout commitments. Triple-net leases typically require the tenant to pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. We use (i) the term “dealerships” to refer to these types of businesses that are operated on our properties and (ii) the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and entities that lease our properties from us or mortgage their properties with us. We focus on leasing properties or providing mortgages to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population.
As of June 30, 2005, we had real estate investments of nearly $2.5 billion, primarily consisting of interests in 345 properties located in 32 states, including approximately 2,687 acres of land and containing approximately 15.1 million square feet of buildings and improvements. Our tenants operate 509 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended June 30, 2005 of approximately 17.8 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of June 30, 2005, our portfolio had a weighted average remaining lease term of approximately 11.5 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years). In addition, included in our nearly $2.5 billion of real estate investments as of June 30, 2005 are mortgages and construction advances totaling $216.7 million.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
Real Estate and Depreciation
The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with the Financial Accounting Standards Board, commonly referred to as the FASB, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 142, “Goodwill and Other Intangible Assets.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of June 30, 2005 and December 31, 2004.
From time to time, we fund facility improvements on our existing properties. Improvements include costs incurred on facilities during which the tenant’s business continues to operate on the property. Facility improvements are recorded as buildings and improvements on our consolidated balance sheets and the rents charged to the tenant on these improvements during the project are recorded as rental revenue. Once the project is completed, the remaining useful life of the buildings and improvements is determined and depreciation expense is adjusted accordingly on a prospective basis.
Depreciation is computed on our buildings and improvements or leasehold interest assets using the straight-line method over the lesser of the estimated useful life or ground lease term, generally 20 to 45 years. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $10.2 million and $8.9 million for the three months ended June 30, 2005 and 2004, respectively. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $20.2 million and $17.7 million for the six months ended June 30, 2005 and 2004, respectively.
Mortgages and Other Financing Receivables
We may provide loans secured by mortgages on dealership properties. Management considers the loans to be held-to-maturity and, therefore, records the loans at amortized historical cost. The vast majority of the loans require level monthly payments of principal and interest until maturity based upon a 30-year amortization schedule with the remainder of the loans requiring monthly interest payments until maturity. The mortgages have initial terms ranging from 3.5 to 15.0 years with our entire mortgage portfolio having a weighted average initial term of approximately 9.5 years. Mortgages totaled approximately $196.9 million and $31.2 million as of June 30, 2005 and December 31, 2004, respectively.
As defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” we consider a loan to be impaired when certain events or changes in circumstances indicate that the carrying amount of the loan may not be recoverable. Management considers current market conditions and borrower credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines whether the fair value of the collateral securing the loan is less than the carrying value of the loan. If the fair value is less than the carrying amount, then a loan impairment loss would be recognized equal to the amount of the difference between the values. Pursuant to SFAS No. 114, we have assessed our loans outstanding noting there were no loan impairments as of June 30, 2005 and December 31, 2004.
We also provide construction financing to certain of our tenants in circumstances in which we own or have a ground lease on the underlying land, which in either case is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction. The amounts charged to our tenant during that time are recorded as interest income and included in mortgages and other financing revenue on our consolidated statements of operations. After completion of the project, the construction advances are paid down simultaneously with our purchase of the buildings and improvements. We are not obligated to purchase the property if certain conditions are not met. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances totaled approximately $19.8 million and $12.1 million as of June 30, 2005 and December 31, 2004, respectively.
Furniture, Fixtures and Equipment
Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $22,000 and $16,000 for the three months ended June 30, 2005 and 2004, respectively. Total depreciation expense related to our furniture, fixtures and equipment was approximately $52,000 and $34,000 for the six months ended June 30, 2005 and 2004, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.
Restricted Cash
Restricted cash consists primarily of cash reserved to fund debt service payments and funds held in cash collateral accounts. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds invested. Restricted cash is included in other assets and totaled approximately $2.9 million and $5.0 million as of June 30, 2005 and December 31, 2004, respectively.
Deferred Loan Costs
Certain costs incurred in connection with the issuance of debt instruments are capitalized and generally amortized over the terms of the respective issuance using the effective interest method or on a straight-

line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and totaled approximately $22.5 million and $22.7 million as of June 30, 2005 and December 31, 2004, respectively. Loan cost amortization expense was approximately $931,000 and $712,000 for the three months ended June 30, 2005 and 2004, respectively. Loan cost amortization expense was approximately $1.9 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. Upon the early extinguishment of debt instruments, we expense any associated unamortized deferred loan costs in the period the debt is retired. We did not have any such expenses during the three months and six months ended June 30, 2005. We expensed approximately $2.5 million of unamortized deferred loan costs during the three months and six months ended June 30, 2004 due to the early retirement of certain debt, which is included in the debt extinguishment charge on our consolidated statements of operations.
Capitalized Leasing Costs
Certain direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and totaled approximately $1.9 million and $1.8 million as of June 30, 2005 and December 31, 2004, respectively. Leasing cost amortization expense was approximately $55,000 and $50,000 for the three months ended June 30, 2005 and 2004, respectively. Leasing cost amortization expense was approximately $110,000 and $98,000 for the six months ended June 30, 2005 and 2004, respectively.
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
Rental Revenue Recognition
We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of June 30, 2005, approximately $389 million of our real estate portfolio, or 17%, was subject to variable rate leases. This compares to $424 million of our real estate portfolio, or 21%, that was subject to variable rate leases as of June 30, 2004. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contain a maximum rate.
Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $21.7 million and $20.2 million as of June 30, 2005 and December 31, 2004, respectively. Straight-lined rental revenue, including revenue related to discontinued operations, was approximately $1.0 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively. Straight-lined rental revenue, including revenue related to discontinued operations, was approximately $1.9 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.
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
For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us related to our hedge, totaling approximately $1.6 million and $3.3 million as of June 30, 2005 and December 31, 2004, respectively, is included in other assets on our consolidated balance sheets.
For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets. As of June 30, 2005 and December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges.
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
The unrealized loss on our fair value hedge was approximately $1.4 million and $3.4 million as of June 30, 2005 and December 31, 2004, respectively. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and six months ended June 30, 2005 and 2004, respectively. We have evaluated our fair value hedge as of June 30, 2005 and believe it continues to be highly effective.
Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage. We did not have any such expenses during the three months and six months ended June 30, 2005. We expensed approximately $4.0 million during the three months and six months ended June 30, 2004 attributable to swap breakage fees incurred in conjunction with our early termination of swap arrangements, which is included in the debt extinguishment charge on our consolidated statements of operations.
Foreign Currency Translation
Assets and liabilities of our foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Gains or losses resulting from translation are included in other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets.
Share-Based Compensation
The Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan, which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. As of June 30, 2005, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this Plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders, as reported	$21,658	$8,300	$42,130	$24,994
Add: Share-based compensation expense included in reported net income, net of minority interest	487	329	972	595
Deduct: Total share-based compensation expense determined under the fair-value-based method for all awards, net of minority interest	(524)	(366)	(1,046)	(668)

Pro forma net income	$21,621	$8,263	42,056	$24,921

Basic earnings per common share:
As reported	$0.49	$0.23	$0.97	$0.71
Pro forma	$0.49	$0.23	$0.96	$0.71

Diluted earnings per common share:
As reported	$0.49	$0.23	$0.96	$0.71
Pro forma	$0.49	$0.23	$0.96	$0.70
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
3. REAL ESTATE INVESTMENTS
During the second quarter of 2005, we increased our net real estate investments by nearly $200 million, bringing the total net increase in investments for the year to approximately $233 million. The second quarter real estate investments consisted of approximately $210 million in real estate investments, partially offset by approximately $10 million in property dispositions and approximately $4 million in repayments of mortgages and other construction financing receivables. The investments were funded with cash on hand, borrowings on our unsecured revolving credit facility and the issuance of common equity.
The real estate acquisitions included three properties and facility improvements totaling approximately $29 million, which have a weighted average initial lease term of approximately 17.8 years, with multiple renewal options exercisable at the option of the tenants. Additionally, we completed a mortgage loan totaling approximately $166 million with one of the largest private dealer groups in the country. This 10-

year, fixed rate mortgage is secured by ten properties located in five states. The remaining $15 million in real estate investments consisted of other mortgages and construction financing secured by three properties.
4. INVESTMENT IN JOINT VENTURE
During the second quarter of 2005, we formed a joint venture (“CarsKim Investment, L.P.”) with Kimco Realty Corporation to acquire automotive retail real estate in Canada. We hold a 50% non-controlling interest in the joint venture. The investments are to be sourced and managed by us, in exchange for a management fee, and are subject to review and approval by a joint oversight committee consisting of management personnel from both companies. During the second quarter of 2005, the joint venture completed real estate acquisitions totaling $6.5 million (Canadian). These investments consist of two automotive dealerships located in Toronto, Ontario and are leased to a multi-franchised, multi-location dealer group. We account for our investment under the equity method of accounting. Our investment in the joint venture is included in other assets and totaled approximately $2.7 million as of June 30, 2005.
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
During the second quarter of 2005, we sold one location for approximately $9.3 million in sale proceeds, consisting of $3.8 million in cash and a $5.5 million mortgage note. The sale of the property resulted in a gain of approximately $609,000 before minority interest. In exchange for early termination of the lease, we also received a lease termination fee totaling approximately $250,000, which was recorded during the second quarter. The earnings generated from the real estate disposition, including the gain recognized and the lease termination fee, have been reported as discontinued operations.

The following table sets forth the components of discontinued operations related to the real estate dispositions subsequent to January 1, 2004 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenue:
Rental	$60	$1,122	$373	$2,756
Other	250	175	343	1,423

Total revenue	310	1,297	716	4,179

Expenses:
Depreciation	12	222	85	540
Interest	19	266	103	654

Total expenses	31	488	188	1,194

Income from discontinued operations before gain on sale of real estate and minority interest	279	809	528	2,985
Gain on sale of real estate	609	315	709	1,486

Income related to discontinued operations before minority interest	888	1,124	1,237	4,471
Minority interest related to discontinued operations	(138)	(199)	(194)	(821)

Total discontinued operations, net of minority interest	$750	$925	$1,043	$3,650

6. DEBT OUTSTANDING
The following is a summary of our total debt outstanding as of June 30, 2005 and December 31, 2004 (dollars in thousands):
		Principal		Principal Balance		Effective	Term/
	Original	Balance as of		as of December 31,		Interest	Amortization
Description of Debt	Debt Issued	June 30, 2005		2004		Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	$38,050	$30,694		$31,513			10 yr/17 yr

5.84% fixed rate debt due 2/1/14 (2)	11,900	11,620		11,728			10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (3)	325,000	285,283		292,557			(3)
Triple Net Lease Mortgage Notes, Series 2003-1 (4)	228,000	213,773		217,102			(4)
Various variable rate debt (5)	91,320	—		81,465			(5)

TOTAL MORTGAGE DEBT (6)		$541,370		$634,365		6.96%

Variable rate term loan due 8/20/09 (7)	150,000	150,000		150,000			(7)
5.46% Senior Notes due 2/24/15 (8)	175,000	175,000		—			(8)

6.75% Monthly Income Notes due 4/15/19 (9)	125,000	125,000	(10)	125,000	(10)		(9)
6% Convertible Notes due 5/15/24 (11)	110,000	110,000		110,000			(11)

TOTAL UNSECURED DEBT		$560,000		$385,000		5.45%

$250 million revolving unsecured facility (7)		75,000		30,000			(7)

TOTAL CREDIT FACILITIES		$75,000		$30,000		4.38%

TOTAL DEBT OUTSTANDING		$1,176,370	(10)	$1,049,365	(10)	6.17%

*	For the quarter ended June 30, 2005. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(3)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders.

The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	$164,136	$136,686	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	63,633	7/15/15
A-3	75,900	75,900	6/15/22

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

(4)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	$109,000	$ 94,773	9/25/15
A-2	119,000	119,000	3/25/19

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

(7)	During 2004, we closed on a syndicated unsecured revolving credit and term loan facility. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. On May 10, 2005, we entered into an amendment with the lender to reduce the interest rate spread over LIBOR on the term loan portion of the facility from 95 basis points to 87.5 basis points based on our current credit ratings. The amendment did not result in a significant modification of debt for GAAP purposes. As of June 30, 2005, the borrowings under the term loan portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 87.5 basis points. As of June 30, 2005, the borrowings under the revolving credit portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 95 basis points. The term loan portion of the facility cannot be prepaid without penalty prior to October 1, 2005.

(8)	On February 24, 2005, the Partnership entered into a note purchase agreement to sell $175 million in aggregate principal amount of 5.46% senior unsecured notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Pursuant to the agreement, the Partnership issued $100 million of the notes on February 24, 2005 and an additional $75 million on March 30, 2005. The Company has guaranteed the Partnership’s obligations under the notes. Interest on the notes is payable semi-annually. The notes have a 10-year term. The Partnership may, at its option, prepay the notes, at any time, in whole or, from time to time, in part, in an amount equal to at least $5 million of the aggregate principal amount then outstanding, at 100% of the principal amount to be prepaid, plus any make-whole amount due in connection with the prepayment. In general, the make-whole amount is the amount by which the discounted value of the remaining payments relating to the principal amount to be prepaid (determined in accordance with the terms of the note purchase agreement) exceeds the principal amount to be prepaid. The net proceeds to the Company, after deducting the expenses of the offering, totaled approximately $174 million. A portion of the net proceeds were used to repay borrowings outstanding on our syndicated unsecured credit facility and to fund acquisitions. The remainder of the net proceeds were used to fund real estate investments and for general corporate purposes.

(9)	During 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $1.4 million and $3.4 million as of June 30, 2005 and December 31, 2004, respectively, as further described in the “Summary of Significant Accounting Policies — Interest Rate Swaps” footnote herein.

(10)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of June 30, 2005 and December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $1.4 million and $3.4 million as of June 30, 2005 and December 31, 2004, respectively, representing the change in the fair value of the swap described in footnote (9) and as more fully described in the “Summary of Significant Accounting Policies — Interest Rate Swaps” footnote herein.

(11)	During 2004, we closed on a public offering of $110 million 6% convertible notes. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period.
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
As of June 30, 2005, we were in compliance with all of the debt covenants related to our debt outstanding.

Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facility) as of June 30, 2005 are as follows (in thousands):
For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2005	$11,902	$—	$11,902
2006	25,142	—	25,142
2007	26,979	—	26,979
2008	28,735	24,211	52,946
2009	28,810	260,000	288,810
Thereafter	315,594	379,997	695,591

Total	$437,162	$664,208	$1,101,370

7. EQUITY TRANSACTIONS
On June 6, 2005, we issued 2,135,900 common shares in an underwritten public offering, including 135,900 common shares issued pursuant to the exercise of the underwriters’ over-allotment option, at an initial price to the public of $35.12 per share under our shelf registration filed with the SEC on June 4, 2004. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $73.9 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to fund real estate investments, to repay borrowings on our credit facility and for general corporate purposes.
8. PREFERRED EQUITY
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

9. MINORITY INTEREST
Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Common Units held by the Minority Interest at the end of the period by the total Common Units outstanding at the end of the period, excluding derivative securities. The full redemption amount of the Preferred Units is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in the Partnership’s equity was 14.7% and 15.8% as of June 30, 2005 and December 31, 2004, respectively.
Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Common Units held by the Minority Interest by the total weighted average number of Common Units outstanding during the period, excluding derivative securities. Income before minority interest is reduced by Preferred Unit dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 15.5% and 17.7% for the three months ended June 30, 2005 and 2004, respectively. The Minority Interest ownership percentage in income of the Partnership was 15.7% and 18.1% for the six months ended June 30, 2005 and 2004, respectively.
Holders of Common Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 7.9 million and 8.1 million Common Units as of June 30, 2005 and December 31, 2004, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Common Units to common shares, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan and its Dividend Reinvestment and Share Purchase Plan, the net proceeds from these issuances are contributed to the Partnership in exchange for Common Units and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.
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
The FASB plans to issue an amendment to SFAS No. 128, “Earnings Per Share,” during 2005. The effective date of the September 2004 consensus was originally to coincide with the effective date of the proposed amendment. As a result of the delay in the amendment of SFAS No. 128, in November 2004, the EITF agreed to change the transition provisions of the consensus reached to require that the guidance be applied to reporting periods ending after December 15, 2004. The consensus must be applied by restating all periods during which the contingently convertible debt instrument was outstanding.
During the second quarter of 2004, we closed on a public offering of $110 million 6% convertible notes, as further described in the “Debt Outstanding” footnote herein. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The result of the potential conversion of the $110 million 6% convertible notes was not included in the calculation of diluted earnings per share because it would have been anti-dilutive for the three months and six months ended June 30, 2005 and 2004, respectively.

A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per common share for the three months and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income from continuing operations	$24,060	$10,151	$47,390	$25,972
Preferred share dividends	(3,152)	(2,776)	(6,303)	(4,628)

Income from continuing operations used to calculate basic earnings per common share	20,908	7,375	41,087	21,344
Impact of dilutive securities	24	50	44	98

Income from continuing operations used to calculate diluted earnings per common share	$20,932	$7,425	$41,131	$21,442

Basic earnings per common share	$0.48	$0.20	$0.94	$0.61
Diluted earnings per common share	$0.47	$0.20	$0.94	$0.60

Net income available to common shareholders	$21,658	$8,300	$42,130	$24,994
Impact of dilutive securities	24	61	45	119

Net income used to calculate diluted earnings per common share	$21,682	$8,361	$42,175	$25,113

Basic earnings per common share	$0.49	$0.23	$0.97	$0.71
Diluted earnings per common share	$0.49	$0.23	$0.96	$0.71

Weighted average shares:
Common shares outstanding used to compute basic earnings per common share	43,992	36,057	43,616	35,053
Impact of dilutive securities	339	444	303	534

Common shares outstanding used to compute diluted earnings per common share	44,331	36,501	43,919	35,587

11. DIVIDENDS DECLARED PER SHARE
The following table summarizes any activity related to our dividends during the six months ended June 30, 2005:

	Record Date	Date Payable	Per Share
Common Shares:
Fourth Quarter 2004	February 7, 2005	February 18, 2005	$0.43050
First Quarter 2005	May 10, 2005	May 20, 2005	$0.43800
Second Quarter 2005	August 9, 2005	August 19, 2005	$0.44600

Series A Preferred Shares:
November 1, 2004 - January 31, 2005	February 1, 2005	February 15, 2005	$0.46875
February 1, 2005 - April 30, 2005	May 2, 2005	May 16, 2005	$0.46875
May 1, 2005 - July 31, 2005	August 1, 2005	August 15, 2005	$0.46875

Series B Preferred Shares:
November 1, 2004 - January 31, 2005	February 1, 2005	February 15, 2005	$0.50000
February 1, 2005 - April 30, 2005	May 2, 2005	May 16, 2005	$0.50000
May 1, 2005 - July 31, 2005	August 1, 2005	August 15, 2005	$0.50000
12. COMMITMENTS
Facility Improvements and Construction Financing
We currently have contractual commitments to fund facility improvements and construction with several tenants generally on properties we own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate on the property without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of June 30, 2005, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next two years.
Guarantee Commitments
FASB Interpretation No. 45, commonly referred to as FIN 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires a guarantor to disclose its guarantees. During the second quarter of 2005, we provided a guarantee of principal and interest payments and certain related fees on a letter of credit totaling approximately $16.5 million, which was issued in support of the Parker Automotive Plaza Metropolitan District Series 2005 General Obligation 30 Year Variable Rate Bonds. The proceeds from the bond issuance are being used to reimburse one of our existing dealer groups for certain infrastructure development costs incurred in conjunction with the development of an auto mall complex. The letter of credit provides credit enhancement and liquidity for the bond issuance and expires on December 10, 2008, but may be extended on an annual basis subject to the issuer’s approval. We are currently projecting that the bonds will be remarketed during 2012, at which time it is believed that the letter of credit and our guarantee will no longer be required. As guarantor of the letter of credit, we receive a letter of credit enhancement fee. In accordance with FIN 45, we assessed the fair value of the obligation undertaken in issuing the guarantee, which was determined to total approximately $700,000 as of June 30, 2005, and is recorded in other assets and accrued expenses on our consolidated balance sheets.
As of June 30, 2005, our maximum obligation under the guarantee totaled approximately $5.9 million.

Our guarantee is secured by the assets of the project as well as certain indemnifications provided by the dealer group. No triggering events or conditions have or are anticipated to occur that would require payment under or changes in the fair value of the guarantee. Further, we believe the value of the assets as well as the indemnifications serving as collateral for the debt that is guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of our recent developments beginning on page 28. In the next section, beginning on page 29, we discuss our results of operations for the periods presented. We then provide, beginning on page 33, an analysis of our liquidity and capital resources, including discussions of our cash flows, financing strategy, debt arrangements, sources of capital and financial commitments. Finally, on page 44, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of a REIT used by the REIT industry.
The MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto appearing in Item 1 of this report, disclosures about our market risk appearing in Item 3 of this report and the subsection captioned “Forward-Looking Statements” herein.
OVERVIEW
Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, in certain circumstances we provide mortgages, fund facility improvements and provide construction financing and takeout commitments. We use (i) the term “dealerships” to refer to these types of businesses that are operated on our properties and (ii) the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and entities that lease our properties from us or mortgage their properties with us. We focus on leasing properties or providing mortgages to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. As of June 30, 2005, we had real estate investments of nearly $2.5 billion, primarily consisting of interests in 345 properties located in 32 states, including approximately 2,687 acres of land and containing approximately 15.1 million square feet of buildings and improvements. Our tenants operate 509 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S.
Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended June 30, 2005 of approximately 17.8 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of June 30, 2005, our portfolio had a weighted average remaining lease term of approximately 11.5 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years). In addition, included in our nearly $2.5 billion of real estate investments as of June 30, 2005 are mortgages and construction advances totaling $216.7 million. The mortgages have initial terms ranging from 3.5 years to 15.0 years with our entire mortgage portfolio having a weighted average initial term of approximately 9.5 years.

Substantially all of our revenues are derived from (1) rents received or accrued under long-term, triple-net leases; (2) interest earned on mortgages and other construction financing receivables; (3) interest earned from the temporary investment of funds in short-term investments; and (4) other fee income.
We are a self-administered and self-managed real estate company operating as a real estate investment trust, or a REIT, for federal income tax purposes. Our general and administrative expenses consist primarily of compensation expense for our executive officers and other employees, professional fees, office administration expenses (including rent), state and local income and business taxes as well as insurance and various other expenses incurred in managing our business. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties or leasehold interests over a nine-year to 40-year period for tax purposes and generally a 20-year to 45-year period for financial reporting purposes. We do not own or lease any significant personal property, furniture or equipment at any property we own.
RECENT DEVELOPMENTS
Real Estate Investments
During the second quarter of 2005, we increased our net real estate investments by nearly $200 million, bringing the total net increase in investments for the year to approximately $233 million. The second quarter real estate investments consisted of approximately $210 million in real estate investments, partially offset by approximately $10 million in property dispositions and approximately $4 million in repayments of mortgages and other construction financing receivables. The investments were funded with cash on hand, borrowings on our unsecured revolving credit facility and the issuance of common equity.
The real estate acquisitions included three properties and facility improvements totaling approximately $29 million, which have a weighted average initial lease term of approximately 17.8 years, with multiple renewal options exercisable at the option of the tenants. Additionally, we completed our first substantial strategic loan totaling approximately $166 million with one of the largest private dealer groups in the country. This 10-year, fixed rate mortgage is secured by ten properties located in five states. Our current plan for our mortgage business is to offer a highly tailored, secured mortgage product to select prospects that are viewed as strategic in nature. These prospects have certain common characteristics such as large-scale dealership platforms, high-credit quality, outstanding reputation, and a substantial portfolio of real estate assets. These dealers have currently decided to not sell their real estate portfolios for various reasons, but may be inclined to enter into a customized mortgage loan tailored to their financial and operational needs. The remaining $15 million in real estate investments consisted of other mortgages and construction financing secured by three properties.
During the second quarter of 2005, we formed a joint venture (“CarsKim Investment, L.P.”) with Kimco Realty Corporation to acquire automotive retail real estate in Canada. We hold a 50% non-controlling interest in the joint venture. The investments are to be sourced and managed by us, in exchange for a management fee, and are subject to review and approval by a joint oversight committee consisting of management personnel from both companies. During the second quarter of 2005, the joint venture completed real estate acquisitions totaling $6.5 million (Canadian). These investments consist of two automotive dealerships located in Toronto, Ontario and are leased to a multi-franchised, multi-location dealer group.

Financing
During the second quarter of 2005, we completed the following transactions:
•	On May 10, 2005, we entered into an amendment with the lender to reduce the interest rate spread over LIBOR on the term loan portion of our syndicated unsecured revolving credit and term loan facility from 95 basis points to 87.5 basis points based on our current credit ratings, as further described in the “Liquidity and Capital Resources – Debt Outstanding” section herein; and

•	On June 6, 2005, we issued 2,135,900 common shares in an underwritten public offering at an initial price to the public of $35.12 per share, as further described in the “Liquidity and Capital Resources – Equity Offerings” section herein.
RESULTS OF OPERATIONS
Revenue
This section should be read in conjunction with the section captioned “Liquidity and Capital Resources — Variable Rate Lease Program” herein.

	For the three months			For the six months
	ended June 30,		%	ended June 30,		%
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Revenue
Rental	$56,810	$47,417	20%	$112,078	$93,620	20%
Mortgage and other financing	1,611	418	285%	2,497	1,121	123%
Interest and other	557	170	228%	757	437	73%

Total	$58,978	$48,005	23%	$115,332	$95,178	21%

Rental. The increase in rental revenue from the three months and six months ended June 30, 2004 to the three months and six months ended June 30, 2005 was primarily attributable to the growth of our real estate portfolio from sale-leaseback transactions and facility improvements from which we generate our rental income. The following table demonstrates the growth of our real estate portfolio for the periods indicated. Excluded in the periods presented are property dispositions that have occurred through June 30, 2005. The results of operations related to these properties were reclassified from rental revenue to discontinued operations for all periods presented as further described under the “Discontinued Operations” section herein.

	Real Estate before
	Accumulated			Total Square
	Depreciation (in			Footage (in
As of	thousands)	Number of Properties	Total Land Acreage	millions)
December 31, 2003	$1,791,977	301	2,182	12.9
June 30, 2004	1,997,780	319	2,380	13.9
December 31, 2004	2,186,712	340	2,532	14.8
June 30, 2005	2,256,603	345	2,687	15.1
The increase in rental income was also attributable to an increase from rent adjustments above the fixed minimum escalators, which are recorded as revenue in the period they are due from the tenants.
Mortgage and Other Financing. The increase in mortgage and other financing revenue from the three months and six months ended June 30, 2004 to the three months and six months ended June 30, 2005 was due to interest earned on mortgages and construction advances secured by real estate totaling approximately $216.7 million as of June 30, 2005, as compared to approximately $13.4 million as of June 30, 2004.
Interest and Other. The increase in interest and other income from the three months and six months ended June 30, 2004 to the three months and six months ended June 30, 2005 was primarily due to interest earned on our temporary investments.
Expenses

	For the three months			For the six months
	ended June 30,		%	ended June 30,		%
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Expenses
Depreciation and amortization	$10,217	$8,761	17%	$20,279	$17,266	17%
General and administrative	3,420	2,994	14%	6,704	5,735	17%
Interest	17,435	15,801	10%	33,327	32,719	2%
Debt extinguishment charge	—	8,712	(100%)	—	8,712	(100%)

Total	$31,072	$36,268	(14%)	$60,310	$64,432	(6%)

Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements we owned or had a leasehold interest in during the periods indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue – Rental” above, resulting in an increase in our depreciable assets.
General and Administrative. General and administrative expenses increased from the three months and six months ended June 30, 2004 to the three months and six months ended June 30, 2005 due primarily to the following:
•	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees;

•	an increase in professional fees related to information technology consultation services; and

•	an increase in state and local income and business taxes primarily due to the growth of our real estate portfolio as well as changes in state tax laws.
This increase was partially offset by a decrease in legal fees related to expenses recognized during the three months and six months ended June 30, 2004 related to the litigation that was settled during the fourth quarter of 2004 as well as a decrease in professional fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

(in thousands)
Balance as of:	Fixed Rate	Variable Rate	Credit Facilities	Total
6/30/04	$794,249	$226,865	$77,010	$1,098,124
6/30/05	$851,370	$250,000	$75,000	$1,176,370

Effective Interest Rate for the Three Months Ended June 30*
2004	7.02%	3.71%	4.25%	6.27%
2005	6.63%	4.71%	4.38%	6.17%

Effective Interest Rate for the Six Months Ended June 30*
2004	7.10%	3.69%	4.22%	6.26%
2005	6.72%	4.49%	4.20%	6.10%

*	Includes deferred loan fees amortized over the life of the loans.
The increase in interest expense for the three months and six months ended June 30, 2004 to the three months and six months ended June 30, 2005 was primarily due to an overall increase in our debt outstanding. This increase was partially offset by the repositioning of our balance sheet from secured debt to unsecured debt and equity during 2004, resulting in a decrease in our overall effective interest rate. Although interest rates increased from the prior year, our credit spreads, and therefore our effective interest rate, continued to contract as a result of the repositioning. The increase was additionally attributable to the reclassification of approximately $266,000 and $654,000 of interest expense related to 2004 and 2005 property dispositions to discontinued operations for the three months and six months ended June 30, 2004, respectively, as compared to the reclassification of approximately $19,000 and $103,000 of interest expense for the three months and six months ended June 30, 2005, respectively, as further described in the “Discontinued Operations” section herein. In accordance with GAAP, interest expense is required to be reclassified to discontinued operations for the period of time during which the properties sold secured the debt. Interest related to the associated debt instrument after the disposition of the property is recorded to interest expense resulting in an increase in interest expense in subsequent periods.
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
During the second quarter of 2005, we sold one location for approximately $9.3 million in sale proceeds, consisting of $3.8 million in cash and a $5.5 million mortgage note. The sale of the property resulted in a gain of approximately $609,000 before minority interest. In exchange for early termination of the lease, we also received a lease termination fee totaling approximately $250,000, which was recorded during the second quarter. The earnings generated from the real estate disposition, including the gain recognized and the lease termination fee, have been reported as discontinued operations.
The following table sets forth the components of discontinued operations related to the real estate dispositions subsequent to January 1, 2004 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenue:
Rental	$60	$1,122	$373	$2,756
Other	250	175	343	1,423

Total revenue	310	1,297	716	4,179

Expenses:
Depreciation	12	222	85	540
Interest	19	266	103	654

Total expenses	31	488	188	1,194

Income from discontinued operations before gain on sale of real estate and minority interest	279	809	528	2,985
Gain on sale of real estate	609	315	709	1,486

Income related to discontinued operations before minority interest	888	1,124	1,237	4,471
Minority interest related to discontinued operations	(138)	(199)	(194)	(821)

Total discontinued operations, net of minority interest	$750	$925	$1,043	$3,650

Preferred Share Dividends

	For the three months		%	For the six months		%
	ended June 30,		Change	ended June 30		Change
(dollars in thousands)	2005	2004		2005	2004
Preferred share dividends	$3,152	$2,776	14%	$6,303	$4,628	36%
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $7.3 million and $15.4 million at June 30, 2005 and June 30, 2004, respectively.
The changes in cash and cash equivalents during the six months ended June 30, 2005 and 2004 were attributable to operating, investing and financing activities, as described below.

	Six Months Ended
	June 30,
(dollars in thousands)	2005	2004
Cash provided by operating activities	$73,462	$58,290
Cash used in investing activities	(233,421)	(137,023)
Cash provided by financing activities	158,874	80,777
Operating Activities
Cash provided by operating activities represents cash received primarily from rents under long-term, triple-net leases, revenue from mortgages and other construction financing receivables as well as interest and other fee income, less normal recurring general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Cash used in investing activities primarily reflects investments in dealership properties or leasehold interests therein, mortgages, facility improvements, construction financing receivables and our joint venture, net of sales.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2005 primarily reflects:
•	$195.0 million of proceeds received from borrowings on our revolving credit facility;

•	$175.0 million of proceeds received from debt issuances during the period;

•	$74.7 million of proceeds received from the issuance of common shares, net of costs; and

•	the decrease in restricted cash totaling $2.1 million.
The cash provided by financing activities was partially offset by:
•	the repayment of borrowings on our revolving credit facility totaling $150.0 million;

•	the repayment of debt totaling $81.5 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $43.5 million;

•	payments of principal on outstanding debt totaling $11.5 million; and

•	payments for debt issuance costs totaling $1.5 million.

Cash provided by financing activities for the six months ended June 30, 2004 primarily reflects:
•	$272.2 million of proceeds received from debt issuances during the period;

•	$120.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$101.3 million of proceeds received from the issuance of common shares, net of costs;

•	$63.2 million of proceeds received from our offering of 8% Series B Cumulative Redeemable Preferred Shares, net of costs; and

•	the decrease in restricted cash totaling $5.6 million.
The cash provided by financing activities was partially offset by:
•	the repayment of debt totaling $306.0 million;

•	the repayment of borrowings on our revolving credit facilities totaling $118.0 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $33.6 million;

•	payments of principal on outstanding debt totaling $15.6 million; and

•	payments for debt issuance costs totaling $8.2 million.
Financing Strategy
Our primary objective is to have consistent access to long and short-term debt and equity at rates which allow us to cost efficiently run our business and produce the highest returns. During 2004, we completed a significant recapitalization of our balance sheet and achieved investment-grade senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Ratings Services. We believe that utilizing a primarily unsecured capital structure together with investment-grade credit ratings is optimal for the execution of our business strategy. It provides us much more consistent access to debt at lower costs than we previously obtained using secured debt. This approach enables us to have more flexibility to provide creative solutions for our clients. By replacing a significant portion of our secured debt with unsecured debt and equity, we have lowered our overall leverage and improved our cash flow and debt service and fixed charge coverage ratios. We intend to conduct our operations so as to best be able to maintain or improve our investment-grade credit ratings.
We typically fund our short-term liquidity requirements through available cash or our $250 million unsecured revolving credit facility (currently priced at 95 basis points over LIBOR). As of June 30, 2005, there were $75.0 million in borrowings outstanding under the facility. Availability under our credit facility is determined based on current borrowings outstanding under the facility as well as certain financial covenants contained within the facility.
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
We use a disciplined approach of matching the term and interest rate nature (fixed or variable rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding,” to substantially lock in our investment spreads during the initial lease term. As of June 30, 2005, our leases had a weighted average remaining term of 11.5 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our debt (excluding borrowings on our credit facility) had a weighted average remaining term of 9.6 years and our earliest meaningful long-term debt maturity was not until 2009. Our debt (including borrowings on our credit facility) had a weighted average remaining term of 9.1 years. As of June 30, 2005, our total outstanding debt (including borrowings under our credit facility) equaled approximately 52% of our total real estate investments subject to leases and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 80%.
As of June 30, 2005, our total outstanding fixed rate debt equaled approximately 46% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 11.6 years and the weighted average remaining term of our outstanding fixed rate debt was 10.0 years. As a result, our fixed rate leases and debt were 86% match-funded. Our total outstanding variable rate debt (including borrowings under our credit facility) equaled approximately 83% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 10.8 years and the weighted average remaining term of our outstanding variable rate debt (including borrowings under our credit facility) was 6.6 years. As a result, variable rate leases and our variable rate debt were 61% match-funded.
As of June 30, 2005, our ratio of debt to gross assets (calculated as total assets plus accumulated depreciation) was approximately 46%, our secured debt to gross assets was approximately 21% and our debt to total market capitalization was approximately 35%. Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances.
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

The following table sets forth certain information regarding our variable rate leases and debt as of the periods indicated (dollars in thousands):

		Percentage of our
	Total Real Estate	Portfolio Subject	Total Variable Rate	Average One-Month	Average One-Month
	Subject to Variable	to Variable Rate	Debt Outstanding	LIBOR for the three	LIBOR for the six
Period	Rate Leases	Leases	(1)	months ended	months ended
June 30, 2004	$424,169	21%	$303,875	1.15%	1.13%
June 30, 2005	388,657	17%	325,000	3.11%	2.88%

(1)	Includes amounts outstanding on our revolving credit facilities totaling $77.0 million and $75.0 million as of June 30, 2004 and June 30, 2005, respectively.
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
To illustrate, during the three months and six months ended June 30, 2005 and 2004, as LIBOR has generally increased, our investments spreads have contracted. While the interest expense on our variable rate debt has increased, the revenue generated from the majority of our variable rate leases has remained constant during this same time period as the majority of the minimum lease rates were in effect at these LIBOR levels.

Debt Outstanding
The following is a summary of our total debt outstanding as of June 30, 2005 and December 31, 2004 (dollars in thousands):
				Principal Balance
		Principal Balance		as of December 31,		Effective Interest	Term/ Amortization
Description of Debt	Original Debt Issued	as of June 30, 2005		2004		Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	$38,050	$30,694		$31,513			10 yr/17 yr
5.84% fixed rate debt due 2/1/14 (2)	11,900	11,620		11,728			10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (3)	325,000	285,283		292,557			(3)
Triple Net Lease Mortgage Notes, Series 2003-1 (4)	228,000	213,773		217,102			(4)
Various variable rate debt (5)	91,320	—		81,465			(5)

TOTAL MORTGAGE DEBT (6)		$541,370		$634,365		6.96%

Variable rate term loan due 8/20/09 (7)	150,000	150,000		150,000			(7)
5.46% Senior Notes due 2/24/15 (8)	175,000	175,000		—			(8)

6.75% Monthly Income Notes due 4/15/19 (9)	125,000	125,000	(10)	125,000	(10)		(9)
6% Convertible Notes due 5/15/24 (11)	110,000	110,000		110,000			(11)

TOTAL UNSECURED DEBT		$560,000		$385,000		5.45%

$250 million revolving unsecured facility (7)		75,000		30,000			(7)

TOTAL CREDIT FACILITIES		$75,000		$30,000		4.38%

TOTAL DEBT OUTSTANDING		$1,176,370	(10)	$1,049,365	(10)	6.17%

*	For the quarter ended June 30, 2005. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires monthly level payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(3)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders.

The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	$164,136	$136,686	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	63,633	7/15/15
A-3	75,900	75,900	6/15/22

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

(4)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	$109,000	$94,773	9/25/15
A-2	119,000	119,000	3/25/19

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

(7)	During 2004, we closed on a syndicated unsecured revolving credit and term loan facility. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. On May 10, 2005, we entered into an amendment with the lender to reduce the interest rate spread over LIBOR on the term loan portion of the facility from 95 basis points to 87.5 basis points based on our current credit ratings. The amendment did not result in a significant modification of debt for GAAP purposes. As of June 30, 2005, the borrowings under the term loan portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 87.5 basis points. As of June 30, 2005, the borrowings under the revolving credit portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 95 basis points. The term loan portion of the facility cannot be prepaid without penalty prior to October 1, 2005.

(8)	On February 24, 2005, the Partnership entered into a note purchase agreement to sell $175 million in aggregate principal amount of 5.46% senior unsecured notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Pursuant to the agreement, the Partnership issued $100 million of the notes on February 24, 2005 and an additional $75 million on March 30, 2005. The Company has guaranteed the Partnership’s obligations under the notes. Interest on the notes is payable semi-annually. The notes have a 10-year term. The Partnership may, at its option, prepay the notes, at any time, in whole or, from time to time, in part, in an amount equal to at least $5 million of the aggregate principal amount then outstanding, at 100% of the principal amount to be prepaid, plus any make-whole amount due in connection with the prepayment. In general, the make-whole amount is the amount by which the discounted value of the remaining payments relating to the principal amount to be prepaid (determined in accordance with the terms of the note purchase agreement) exceeds the principal amount to be prepaid. The net proceeds to the Company, after deducting the expenses of the offering, totaled approximately $174 million. A portion of the net proceeds were used to repay borrowings outstanding on our syndicated unsecured credit facility and to fund acquisitions. The remainder of the net proceeds were used to fund real estate investments and for general corporate purposes.

(9)	During 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $1.4 million and $3.4 million as of June 30, 2005 and December 31, 2004, respectively, as further described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(10)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of June 30, 2005 and December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $1.4 million and $3.4 million as of June 30, 2005 and December 31, 2004, respectively, representing the change in the fair value of the swap described in footnote (9) and as more fully described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(11)	During 2004, we closed on a public offering of $110 million 6% convertible notes. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period.
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
As of June 30, 2005, we were in compliance with all of the debt covenants related to our debt outstanding.
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
For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us related to our hedge, totaling approximately $1.6 million and $3.3 million as of June 30, 2005 and December 31, 2004, respectively, is included in other assets on our consolidated balance sheets.
For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets. As of June 30, 2005 and December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges.
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
The unrealized loss on our fair value hedge was approximately $1.4 million and $3.4 million as of June 30, 2005 and December 31, 2004, respectively. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and six months ended June 30, 2005 and 2004, respectively. We have evaluated our fair value hedge as of June 30, 2005 and believe it continues to be highly effective.
Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage. We did not have any such expenses during the three months and six months ended June 30, 2005. We expensed approximately $4.0 million during the three months and six months ended June 30, 2004 attributable to swap breakage fees incurred in conjunction with our early termination of swap arrangements, which is included in the debt extinguishment charge on our consolidated statements of operations.
Equity Offerings
On June 6, 2005, we issued 2,135,900 common shares in an underwritten public offering, including 135,900 common shares issued pursuant to the exercise of the underwriters’ over-allotment option, at an initial price to the public of $35.12 per share under our shelf registration filed with the SEC on June 4, 2004, which we refer to as the 2004 Shelf Registration Statement. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $73.9 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to fund real estate investments, to repay borrowings on our credit facility and for general corporate purposes. As of June 30, 2005, approximately $322.8 million was available under the 2004 Shelf Registration Statement.
Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners, amounts required for additional investments in properties, mortgages, facility improvements and construction financings (“real estate investments”) and amounts required for additional investments in CarsKim Investment, L.P., our joint venture. We expect to meet these requirements (other than amounts required for real estate investments and investments in our joint venture) through cash provided from operations and our existing revolving credit facility. We anticipate that any additional real estate investments and investments in our joint venture during the next 12 months will be funded with cash provided from operations, long-term unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facility. Real estate investments and investments in our joint venture will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.
As of June 30, 2005, our contractual long-term liquidity requirements consisted primarily of obligations under our long-term debt and our unsecured credit facility and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for real estate investments and investments in our joint venture as well as distributions to common shareholders and minority partners. We expect to meet long-term liquidity requirements through long-term unsecured borrowings and equity issuances. The availability and terms of any such financing will depend upon market and other conditions.
Aggregate annual repayments of our debt outstanding (excluding borrowings on our credit facility) as of June 30, 2005 are as follows (in thousands):
For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2005	$11,902	$—	$11,902
2006	25,142	—	25,142
2007	26,979	—	26,979
2008	28,735	24,211	52,946
2009	28,810	260,000	288,810
Thereafter	315,594	379,997	695,591

Total	$437,162	$664,208	$1,101,370

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
We are the tenant under certain ground leases expiring between August 2010 and August 2035, with substantially all ground leases having options to renew for one or more additional periods ranging from a total of 10 to 15 years, but in no event extending beyond 2035. In connection with the acquisition of such leasehold interests, we also acquired the interest in the buildings and improvements located on the land subject to such ground leases. We in turn have subleased our interests in such ground leases and the related buildings and improvements to our tenants. Certain predecessors in interest to us (which predecessors are, or are affiliates of, our tenants) remain liable for rent and other obligations under the ground leases. In addition, our tenants are responsible for making the rental payments under the related ground leases directly to the ground landlords. Total future minimum lease payments under the remaining terms of the ground leases totaled approximately $111.8 million as of June 30, 2005.
We also currently have contractual commitments to fund facility improvements and construction with several tenants generally on properties we own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate on the property without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of June 30, 2005, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next two years.
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
Common shares may be purchased directly from us or in open market or privately negotiated transactions, as we determine from time to time, to fulfill the requirements for the DRIP. For the three months ended June 30, 2005, we issued approximately 135,000 common shares under the DRIP, totaling approximately $4.5 million. For the six months ended June 30, 2005, we issued approximately 248,000 common shares under the DRIP, totaling approximately $8.3 million.
Common Share Repurchase Program
During 1998, we announced that our Board of Trustees had authorized the repurchase of up to 6.0 million common shares. Purchases have been and will be made from time to time in open market transactions at prevailing prices or in negotiated private transactions at the discretion of management. During the six months ended June 30, 2005 there were no repurchases of common shares. From the inception of the common share repurchase program through June 30, 2005, a total of 4,094,700 common shares have been repurchased at an average price of $10.62 per common share. In conjunction with the common share repurchases, the Partnership redeemed an equivalent number of Common Units from the Company for equivalent purchase prices.
Off-Balance Sheet Arrangements
During the second quarter of 2005, we provided a guarantee of principal and interest payments and certain related fees on a letter of credit totaling approximately $16.5 million, which was issued in support of the Parker Automotive Plaza Metropolitan District Series 2005 General Obligation 30 Year Variable Rate Bonds. The proceeds from the bond issuance are being used to reimburse one of our existing dealer groups for certain infrastructure development costs incurred in conjunction with the development of an auto mall complex. The letter of credit provides credit enhancement and liquidity for the bond issuance and expires on December 10, 2008, but may be extended on an annual basis subject to the issuer’s approval. We are currently projecting that the bonds will be remarketed during 2012, at which time it is believed that the letter of credit and our guarantee will no longer be required.
As of June 30, 2005, our maximum obligation under the guarantee totaled approximately $5.9 million. Our guarantee is secured by the assets of the project as well as certain indemnifications provided by the dealer group. No triggering events or conditions have or are anticipated to occur that would require payment under or changes in the fair value of the guarantee. Further, we believe the value of the assets as well as the indemnifications serving as collateral for the debt that is guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantee. Therefore, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

The following table reconciles FFO, FFO available to common shareholders and FFO per common share for the three months and six months ended June 30, 2005 and 2004 to their most directly comparable GAAP measures, net income available to common shareholders and net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$24,810	$11,076	$48,433	$29,622

Real estate depreciation and amortization	10,207	8,967	20,312	17,772

Minority interest related to income from continuing operations and income from discontinued operations	3,889	1,729	7,715	5,321

Gain on sale of real estate	(514)	(259)	(598)	(1,212)

FFO	38,392	21,513	75,862	51,503

Preferred share dividends	(3,152)	(2,776)	(6,303)	(4,628)

FFO available to common shareholders - basic	$35,240	$18,737	$69,559	$46,875

Dilutive effect of convertible securities	1,813	—	3,624	—

FFO available to common shareholders - diluted	$37,053	$18,737	$73,183	$46,875

Weighted average number of common shares used to compute basic net income per common share	43,992	36,057	43,616	35,053

Weighted average number of common shares used to compute fully diluted net income per common share	44,331	36,501	43,919	35,587

Weighted average number of common shares and units used to compute basic FFO per common share	52,080	43,822	51,717	42,822

Weighted average number of common shares and units used to compute fully diluted FFO per common share	55,512	44,265	55,113	43,356

Basic net income per common share	$0.49	$0.23	$0.97	$0.71

Diluted net income per common share	$0.49	$0.23	$0.96	$0.71

Basic FFO per common share	$0.68	$0.43	$1.34	$1.09

Diluted FFO per common share (1)	$0.67	$0.42	$1.33	$1.08

(1)	The impact of the if-converted method, as further described in the Earnings Per Common Share footnote to our consolidated financial statements, for the Company’s contingently convertible debt instrument, which was issued during the second quarter of 2004, on diluted FFO per common share is dilutive for the three months and six months ended June 30, 2005. Therefore, the calculation includes the effect of the potential conversion resulting in a reduction in interest expense totaling approximately $1.8 million and $3.6 million for the three months and six months ended June 30, 2005, respectively, as well as an additional 3.1 million common shares outstanding during both periods. The impact of the if-converted method for the Company’s contingently convertible debt instrument on diluted FFO per common share is anti-dilutive for the three months and six months ended June 30, 2004. Therefore, the calculation excludes the effect of the potential conversion for both periods.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events, and should be read together with our other filings under the Securities Act and the Exchange Act, including the risks and other risk factors contained in our Form 8-K/A filed on March 11, 2005. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:
•	risks that our tenants will not pay rent;

•	risks related to the mortgage loans in our portfolio, such as the risk that our borrowers will not pay the principal or interest or otherwise default, the level of interest income generated by the mortgage loans, the market value of the mortgage loans and of the properties securing the loans, and provisions of federal, state and local law that may delay or limit our ability to enforce our rights against a borrower or guarantor in the event of a default under a loan;

•	risks related to our reliance on a small number of dealer groups for a significant portion of our revenue;

•	risks of financing, such as increases in interest rates and our ability to meet existing financial covenants, to maintain our investment-grade senior unsecured debt ratings and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital or refinance our maturing debt;

•	risks that planned and additional real estate investments may not be consummated;

•	risks that competition for future real estate investments could result in less favorable terms for the Company;

•	risks relating to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry or operate profitably and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, incentives, warranty programs, marketing or other practices, or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	risks related to our financing of new construction and improvements;

•	environmental and other risks associated with the acquisition and leasing of automotive properties; and

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT.
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
During the six months ended June 30, 2005, our fixed rate debt increased from $687.9 million as of December 31, 2004 to $851.4 million as of June 30, 2005. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at June 30, 2005 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have increased or decreased, respectively, by approximately $54.1 million.
As of June 30, 2005, approximately $389 million, or 17% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program as further described under the “Liquidity and Capital Resources” section herein, as compared to $436 million as of December 31, 2004. As of June 30, 2005, our total variable rate debt outstanding was $325.0 million, as compared to $361.5 million as of December 31, 2004.
If interest rates on our variable rate debt instruments outstanding at June 30, 2005 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $3.3 million, based on balances at June 30, 2005. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at June 30, 2005 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $2.6 million or decreased by approximately $1.6 million respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.3 million to $4.2 million because of certain investment spread variations at various LIBOR levels.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as of June 30, 2005. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of shareholders of Capital Automotive REIT (the “Meeting”) was held on May 10, 2005. The matters voted upon at the Meeting were: (1) Election of Trustees; and (2) Ratification of the appointment of the accounting firm of Ernst & Young LLP to serve as independent auditors for Capital Automotive REIT for the fiscal year ending December 31, 2005. Proxies for the Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management’s solicitations. All of management’s nominees for the Board of Trustees were elected. The following table sets forth the results of these votes:

Proposal	Results
(1) A proposal to elect nine Board of Trustee members:

Thomas D. Eckert	For: Withheld:	38,433,885 908,149

Craig L. Fuller	For: Withheld:	39,180,832 160,516

Paul M. Higbee	For: Withheld:	39,185,284 156,064

William E. Hoglund	For: Withheld:	36,862,536 2,478,812

David B. Kay	For: Withheld:	38,747,138 594,210

R. Michael McCullough	For: Withheld:	39,184,232 157,116

John J. Pohanka	For: Withheld:	37,351,987 1,990,047

Robert M. Rosenthal	For: Withheld:	38,871,258 470,776

Vincent A. Sheehy	For: Withheld:	35,157,781 4,184,253
(2) Ratification of the appointment of the accounting firm of Ernst & Young LLP to serve as independent auditors for Capital Automotive REIT for the fiscal year ending December 31, 2005:

For: Against: Abstain: Broker No Vote:	38,838,555 476,916 25,875 688
Item 5. Other Information.
Not applicable.
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

Dated: August 5, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)