Form 10-Q
period 2005-09-30
CAPITAL AUTOMOTIVE REIT
filed 2005-11-04
CIK 1049316

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Number of common shares of beneficial interest outstanding as of October 31, 2005 was 46,502,564.

CAPITAL AUTOMOTIVE REIT
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
CAPITAL AUTOMOTIVE REIT
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate:
Land	$896,594	$866,480
Buildings and improvements	1,415,569	1,330,843
Accumulated depreciation	(172,793)	(143,886)

	2,139,370	2,053,437

Mortgages and other financing receivables	219,424	43,378

Cash and cash equivalents	4,507	8,332

Other assets, net	58,304	53,010

Total Assets	$2,421,605	$2,158,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$535,491	$634,365
Unsecured debt	555,718	381,592
Borrowings under credit facilities	118,000	30,000
Accounts payable and accrued expenses	27,883	23,731
Security deposits payable	10,306	9,665

Total Liabilities	1,247,398	1,079,353

Minority Interest	145,071	144,877

Shareholders’ Equity
Preferred shares, par value $.01 per share; 20 million shares authorized,
3,950,000 Series A Cumulative Redeemable Preferred Shares issued and outstanding as of September 30, 2005 and December 31, 2004	40	40
2,600,000 Series B Cumulative Redeemable Preferred Shares issued and outstanding as of September 30, 2005 and December 31, 2004	26	26
Common shares, par value $.01 per share; 100 million shares authorized, 46,502,564 shares issued and outstanding as of September 30, 2005 and 43,406,280 shares issued and outstanding as of December 31, 2004	465	434
Additional paid-in capital	1,050,518	957,938
Deferred compensation	(6,669)	(3,816)
Accumulated other comprehensive income	230	—
Distributions in excess of accumulated earnings	(15,474)	(20,695)

Total Shareholders’ Equity	1,029,136	933,927

Total Liabilities and Shareholders’ Equity	$2,421,605	$2,158,157

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Rental	$57,847	$50,649	$169,837	$144,183
Mortgage and other financing interest	4,282	332	6,778	1,453
Interest and other	277	381	1,035	818

Total revenue	62,406	51,362	177,650	146,454

Expenses:
Depreciation and amortization	10,361	9,059	30,629	26,313
General and administrative	5,537	3,335	12,241	9,070
Interest	18,540	16,418	51,828	49,095
Debt extinguishment charge	—	697	—	9,409

Total expenses	34,438	29,509	94,698	93,887

Income from continuing operations before minority interest	27,968	21,853	82,952	52,567
Minority interest	(3,592)	(3,327)	(11,219)	(8,095)

Income from continuing operations	24,376	18,526	71,733	44,472

Income from discontinued operations, net of minority interest	10	1,041	488	3,505
Gain on sale of real estate, net of minority interest	384	2,274	982	3,486

Total discontinued operations	394	3,315	1,470	6,991

Net income	24,770	21,841	73,203	51,463

Preferred share dividends	(3,152)	(3,152)	(9,455)	(7,780)

Net income available to common shareholders — basic and diluted	$21,618	$18,689	$63,748	$43,683

Common shares outstanding used to compute basic earnings per common share	45,974	37,021	44,410	35,714

Basic earnings per common share:
Income from continuing operations	$0.46	$0.42	$1.40	$1.03
Net income	$0.47	$0.50	$1.44	$1.22

Common shares outstanding used to compute diluted earnings per common share	46,318	37,393	44,727	36,193

Diluted earnings per common share:
Income from continuing operations	$0.46	$0.41	$1.39	$1.02
Net income	$0.47	$0.50	$1.43	$1.21

Dividends declared per common share	$0.4460	$0.4230	$1.3145	$1.2595
See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$24,770	$21,841	$73,203	$51,463

Other comprehensive income:
Change in valuation of interest rate swap, net of minority interest	—	(2,561)	—	4,132
Change in foreign currency translation, net of minority interest	123	—	195	—

Other comprehensive income	123	(2,561)	195	4,132

Total comprehensive income	$24,893	$19,280	$73,398	$55,595

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$73,203	$51,463
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate net of minority interest	(982)	(3,486)
Stock compensation expense	1,731	1,115
Depreciation and amortization	33,518	29,287
Write-off of deferred loan fees related to debt extinguishment	—	3,194
Minority interest expense including amounts attributable to discontinued operations	11,309	8,876
Changes in assets and liabilities:
Increase in other assets	(4,074)	(4,444)
Increase in accounts payable and accrued expenses	4,190	7,060
Increase (decrease) in security deposits payable	641	(1,719)

Net cash provided by operating activities	119,536	91,346

Cash flows from investing activities:
Purchase of furniture and equipment, net of disposals	(85)	(69)
Property acquisitions and improvements	(127,088)	(199,439)
Investments in mortgages and other financing receivables	(188,448)	(14,958)
Investments in joint venture	(2,638)	—
Proceeds from mortgages and other financing receivables	17,518	9,996
Property dispositions	6,639	40,786

Net cash used in investing activities	(294,102)	(163,684)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	253,000	221,000
Proceeds from debt issuance	175,000	422,175
Repayment of borrowings under credit facilities	(165,000)	(286,009)
Repayment of debt	(81,465)	(423,700)
Debt principal payments	(17,409)	(22,422)
Payments for debt issuance costs	(1,566)	(10,580)
(Increase) decrease in restricted cash	(175)	6,874
Payment of common share dividends	(46,798)	(37,367)
Payment of preferred share dividends	(9,455)	(6,091)
Distributions to minority partners	(10,502)	(9,821)
Series A Cumulative Redeemable Preferred Shares issuance costs	—	(98)
Net proceeds from issuance of Series B Cumulative Redeemable Preferred Shares	—	63,158
Net proceeds from issuances of common shares, net of forfeitures	75,111	149,916

Net cash provided by financing activities	170,741	67,035

Net decrease in cash and cash equivalents	(3,825)	(5,303)

Cash and cash equivalents at beginning of period	8,332	13,352

Cash and cash equivalents at end of period	$4,507	$8,049

Supplemental Data:

Real estate acquisitions in exchange for equity issuance	$—	$10,057

Real estate acquisitions in exchange for like-kind property	$—	$14,968

Interest paid during the period	$45,201	$42,486

Dividends and distributions reinvested to purchase common shares	$11,755	$7,987

Change in valuation of fair value swap	$(874)	$(3,437)

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)
								Distributions in		Accumulated
				Preferred Shares		Common	Additional	Excess of		Other
	Preferred Shares		Common	Par Value		Shares	Paid-in	Accumulated	Deferred	Comprehensive
	Series A	Series B	Shares	Series A	Series B	Par Value	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2004	3,950,000	2,600,000	43,406,280	$40	$26	$434	$957,938	$(20,695)	$(3,816)	$—	$933,927
Reallocation of minority interest ownership in Partnership	—	—	—	—	—	—	(5,272)	—	—	—	(5,272)
Net proceeds from follow-on offerings	—	—	2,135,900	—	—	21	73,773	—	—	—	73,794
Issuance of common shares from dividend reinvestment and share purchase plan, net of costs	—	—	365,872	—	—	4	12,403	—	—	—	12,407
Issuance of restricted shares, net of forfeitures	—	—	125,363	—	—	1	4,202	—	(4,495)	—	(292)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,642	—	1,642
Issuance of phantom shares, net of forfeitures	—	—	18,572	—	—	—	128	—	—	—	128
Exercise of common share options	—	—	68,054	—	—	1	1,226	—	—	—	1,227
Redemption of units of limited partnership interest in the Partnership to common shares	—	—	382,523	—	—	4	6,031	—	—	—	6,035
Accrued compensation	—	—	—	—	—	—	89	—	—	—	89
Change in foreign currency translation	—	—	—	—	—	—	—	—	—	230	230
Preferred share dividends	—	—	—	—	—	—	—	(9,455)	—	—	(9,455)
Common share dividends	—	—	—	—	—	—	—	(58,527)	—	—	(58,527)
Net income	—	—	—	—	—	—	—	73,203	—	—	73,203

Balance at September 30, 2005 (unaudited)	3,950,000	2,600,000	46,502,564	$40	$26	$465	$1,050,518	$(15,474)	$(6,669)	$230	$1,029,136

See accompanying Notes to Consolidated Financial Statements.

CAPITAL AUTOMOTIVE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
Capital Automotive REIT, which we refer to as the Company, is a Maryland real estate investment trust formed in October 1997. We own interests in real estate and conduct our operations, directly or indirectly, through Capital Automotive L.P., which we refer to as the Partnership, and its subsidiaries. We are the sole general partner of the Partnership and, as of September 30, 2005, owned approximately 85.6% of the common units of limited partnership interest in the Partnership, which we refer to as Common Units, as well as 100% of the Series A and Series B preferred units of limited partnership interest in the Partnership, which we refer to as Preferred Units. References to “we,” “us” and “our” refer to the Company or, if the context requires, the Partnership and our business and operations conducted through the Partnership and/or directly or indirectly owned subsidiaries.
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
As of September 30, 2005, we had real estate investments of more than $2.5 billion, primarily consisting of interests in 347 properties located in 32 states, including approximately 2,727 acres of land and containing approximately 15.2 million square feet of buildings and improvements. Our tenants operate 510 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended September 30, 2005 of approximately 14.6 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of September 30, 2005, our portfolio had a weighted average remaining lease term of approximately 11.3 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years). In addition, included in our more than $2.5 billion of real estate investments as of September 30, 2005 are mortgages and construction advances totaling $219.4 million.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
2. PROPOSED MERGER TRANSACTION
On September 2, 2005, we entered into an agreement and plan of merger pursuant to which Flag Fund V LLC, a Delaware limited liability company advised by DRA Advisors LLC, will acquire us and our subsidiaries, including our Partnership, through the mergers of the merger subsidiaries of Flag Fund V into us. In the mergers, the Company will be the surviving REIT, with all of its shares owned by Flag Fund V, and the Partnership will be the surviving partnership. DRA Advisors LLC is a New York-based registered investment advisor specializing in real estate investment management services for institutional and private investors, including pension funds, university endowments, foundations and insurance companies.
Under the terms of the merger agreement, each of our common shares (other than common shares owned by Flag Fund V and its subsidiaries) will be converted into the right to receive $38.75 in cash, without interest. In accordance with the terms of the original compensation awards, all unexercised options to purchase our common shares will be accelerated so that they will be fully vested immediately prior to consummation of the merger, and, upon consummation of the merger, the options will be cancelled and converted into the right to receive the $38.75 per share merger consideration, less the exercise price for each common share underlying the options. Also, in accordance with the terms of the original compensation awards, all outstanding restricted shares, phantom shares and deferred restricted shares will vest in full immediately prior to consummation of the merger, and will be considered for all purposes of the merger agreement to be outstanding common shares entitled to receive the same per share merger consideration as our other common shares.
In addition, under the terms of the merger agreement, each Common Unit in the Partnership that we do not own will be converted into and cancelled in exchange for the right to receive either (i) $38.75 in cash, without interest, or (ii) if the holder so elects, subject to certain conditions, a membership interest in a newly formed Delaware limited liability company that will be an affiliate of Flag Fund V and will own as its sole asset after the merger a common limited partnership interest in the surviving partnership.
Our existing Series A preferred shares and Series B preferred shares will remain issued and outstanding as preferred shares of the surviving REIT. The surviving REIT will continue to pay the required quarterly dividends on the preferred shares. In a letter to us, however, Flag Fund V has indicated that it intends to offer to purchase our Series A preferred shares and Series B preferred shares for cash, at par, effective upon the completion of the merger or within a reasonable time thereafter, subject to, among other things, its ability to obtain sufficient funds to purchase the preferred shares.
Upon the unanimous recommendation of the independent special committee of our Board of Trustees formed to evaluate the proposed merger, our Board of Trustees unanimously determined that it was advisable, fair to and in the best interest of our shareholders for us to consummate the merger and the related transactions and approved the merger agreement and the merger. The merger is subject to approval by our common shareholders and other customary closing conditions. It currently is anticipated that the merger will close on or about December 15, 2005.

Pending completion of the merger, we have agreed to carry on our business in the ordinary course, consistent with past practice. Under the merger agreement, we have agreed to various covenants regarding the conduct of our business and other general matters. These covenants include, among other matters, limitations on our ability to purchase, acquire, sell, encumber, transfer or dispose of our assets, enter into or amend any lease or any other material contract, enter into construction contracts, and, subject to exceptions listed in the merger agreement, incur or repay indebtedness, issue equity, make material capital expenditures or settle litigation.
The merger agreement contains specified termination rights for both Flag Fund V and us and provides that upon termination of the merger agreement under certain circumstances, we may be required to pay Flag Fund V a break-up fee of $40 million and reimburse up to $7.5 million of its expenses relating to the merger, subject to an overall cap on the termination fee and expense reimbursement of $40 million. If we terminate the merger agreement due to Flag Fund V’s material breach of a representation, warranty or covenant, then Flag Fund V must reimburse us for our expenses relating to the merger, up to a maximum of $7.5 million. The payment of expenses upon a termination of the merger agreement is not the exclusive remedy available to the parties.
DRA Growth & Income Fund V LLC, an affiliate of Flag Fund V, has guaranteed the obligations of Flag Fund V and its subsidiaries under the merger agreement, including but not limited to their payment obligations.
All costs related to the proposed merger transaction are being expensed in the period they are incurred and are included in general and administrative expenses on our consolidated statements of operations. Merger costs totaled approximately $2.3 million for the three months and nine months ended September 30, 2005.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Real Estate and Depreciation
The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, and in-place leases as appropriate, in accordance with the Financial Accounting Standards Board, commonly referred to as the FASB, Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 142, “Goodwill and Other Intangible Assets.” The purchase price is allocated based on the fair value of each component at the time of acquisition. The fair value of the buildings and improvements are recorded at the cost of our acquisition which we believe approximates their replacement costs. We generally do not acquire real estate assets that have in-place leases. We typically execute our leases simultaneously with the purchase of the real estate, and because of this, no value has been ascribed to any in-place leases because we do not believe any exist. Therefore, we have not recorded any lease intangible assets or liabilities on our consolidated balance sheets as of September 30, 2005 and December 31, 2004.

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
Depreciation is computed on our buildings and improvements or leasehold interest assets using the straight-line method over the lesser of the estimated useful life or ground lease term, generally 20 to 45 years. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $10.3 million and $9.1 million for the three months ended September 30, 2005 and 2004, respectively. Real estate depreciation expense, including depreciation expense related to discontinued operations, was approximately $30.5 million and $26.8 million for the nine months ended September 30, 2005 and 2004, respectively.
Mortgages and Other Financing Receivables
We may provide loans secured by mortgages on dealership properties. Our loans are recorded at amortized historical cost less provisions for impairment, if any. The vast majority of the loans require level monthly payments of principal and interest until maturity based upon a 30-year amortization schedule with the remainder of the loans requiring monthly interest payments until maturity. The mortgages have initial terms ranging from 3.5 to 15.0 years with our entire mortgage portfolio having a weighted average initial term of approximately 9.5 years. Mortgages totaled approximately $195.4 million and $31.2 million as of September 30, 2005 and December 31, 2004, respectively.
As defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” we consider a loan to be impaired when certain events or changes in circumstances indicate that we may not be able to collect all amounts due according to the contractual terms of the loan agreement. Management considers current market conditions and borrower credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines whether the fair value of the collateral securing the loan is less than the carrying value of the loan. If the fair value is less than the carrying amount, then a loan impairment loss would be recognized equal to the amount of the difference between the values. Pursuant to SFAS No. 114, we have assessed our loans outstanding noting there were no loan impairments as of September 30, 2005 and December 31, 2004.
We also provide construction financing to certain of our tenants in circumstances in which we own or have a ground lease on the underlying land, which in either case is leased to the tenant. Construction financing includes fundings for the construction of new facilities for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. Fundings are recorded as construction advances during the period of construction. The amounts charged to our tenant during that time are recorded and included in mortgage and other financing interest income on our consolidated statements of operations. After completion of the project, if we acquire the building and improvements, the construction advances are paid down simultaneously with our purchase of those assets. We are not obligated to purchase the property if certain conditions are not met. The buildings and improvements are acquired at fair market value and recorded as real estate on our consolidated financial statements. Construction advances totaled approximately $24.0 million and $12.1 million as of September 30, 2005 and December 31, 2004, respectively.
Furniture, Fixtures and Equipment
Furniture, fixtures and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Total depreciation expense related to our furniture, fixtures and equipment was approximately $29,000 and $16,000 for the three months ended September 30, 2005 and 2004, respectively. Total depreciation expense related to our furniture, fixtures and equipment was approximately $81,000 and $50,000 for the nine months ended September 30, 2005 and 2004, respectively.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.
Restricted Cash
Restricted cash consists primarily of cash reserved to fund debt service payments and funds held in cash collateral accounts. The purpose of the cash collateral accounts is to hold funds, generally in the amount of the interest rate swap valuations at any point in time, to protect lenders in case of an early termination of the existing swaps by us. The cash collateral accounts are controlled by the lenders; however, we earn interest on the funds invested. Restricted cash is included in other assets and totaled approximately $5.2 million and $5.0 million as of September 30, 2005 and December 31, 2004, respectively.
Deferred Loan Costs
Certain costs incurred in connection with the issuance of debt instruments are capitalized and generally amortized over the terms of the respective issuance using the effective interest method or on a straight-line basis, which approximates the effective interest method. Deferred loan costs include lender fees and other third party costs. These costs, net of accumulated amortization, are included in other assets and totaled approximately $21.7 million and $22.7 million as of September 30, 2005 and December 31, 2004, respectively. Loan cost amortization expense was approximately $939,000 and $815,000 for the three months ended September 30, 2005 and 2004, respectively. Loan cost amortization expense was approximately $2.8 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. Upon the early extinguishment of debt instruments, we expense any associated unamortized deferred loan costs in the period the debt is retired. We did not have any such expenses during the three months and nine months ended September 30, 2005. We expensed approximately $697,000 and $3.2 million of unamortized deferred loan costs during the three months and nine months ended September 30, 2004, respectively, due to the early retirement of certain debt in connection with the repositioning of our balance sheet to replace secured debt with unsecured debt and equity. The loan costs that were expensed as the result of the early retirement of debt are included in the debt extinguishment charge on our consolidated statements of operations.
Capitalized Leasing Costs
Certain direct costs incurred by us in negotiating and consummating a successful lease are capitalized and generally amortized over the initial base term of the lease. Capitalized leasing costs include employee compensation and payroll-related fringe benefits directly related to time spent performing successful leasing-related activities. These activities include evaluating the financial condition of prospective clients, evaluating and recording guarantees, collateral and other security arrangements, negotiating lease terms, preparing lease documents and closing the transaction. These costs, net of accumulated amortization, are included in other assets and totaled approximately $1.8 million as of September 30, 2005 and December 31, 2004. Leasing cost amortization expense was approximately $54,000 and $47,000 for the three months ended September 30, 2005 and 2004, respectively. Leasing cost amortization expense was approximately $164,000 and $145,000 for the nine months ended September 30, 2005 and 2004, respectively.

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
Rental Revenue Recognition
We lease our real estate pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. Our leases are recorded as operating leases under SFAS No. 13, “Accounting for Leases,” for financial reporting purposes. As such, the leased assets remain on our balance sheet and we depreciate them based on their estimated useful lives. Rental income attributable to the leases is recorded monthly when due from tenants. Rental income attributable to the majority of our leases is fixed by the lease agreement. However, under our variable rate lease program, monthly base rent is calculated based on a spread over an applicable index, typically LIBOR. As of September 30, 2005, approximately $399 million of our real estate portfolio, or 17%, was subject to variable rate leases. This compares to $406 million of our real estate portfolio, or 20%, that was subject to variable rate leases as of September 30, 2004. The vast majority of our variable rate lease agreements contain minimum lease rates, generally between 8% and 9%, and fixed rate conversion features generally with minimum rates of 10.0% to 10.25%, and none of these leases contain a maximum rate.
Our leases typically provide for upward periodic adjustments in base rent due from our tenants, usually based on a factor of the change in the consumer price index, commonly referred to as CPI. In addition, certain of our leases are subject to fixed minimum and/or maximum rent escalators during the initial lease term and extension periods. Our leases typically reset to market during certain renewal periods. The fixed minimum rent escalations are straight-lined into rental income over the initial lease term. Any rent adjustments above the fixed minimum escalations are recorded as revenue in the period they are due from the tenants. Straight-lined rents are included in other assets and totaled approximately $22.4 million and $20.2 million as of September 30, 2005 and December 31, 2004, respectively. Straight-lined rental revenue, including revenue related to discontinued operations, was approximately $741,000 and $957,000 for the three months ended September 30, 2005 and 2004, respectively. Straight-lined rental revenue, including revenue related to discontinued operations, was approximately $2.6 million and $3.1 million for the nine months ended September 30, 2005 and 2004, respectively.
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

For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us related to our hedge, totaling approximately $4.1 million and $3.3 million as of September 30, 2005 and December 31, 2004, respectively, is included in other assets on our consolidated balance sheets.
For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets. As of September 30, 2005 and December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges.
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
The unrealized loss on our fair value hedge was approximately $4.3 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and nine months ended September 30, 2005 and 2004, respectively. We have evaluated our fair value hedge as of September 30, 2005 and believe it continues to be highly effective.
Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage. We did not have any such expenses during the three months and nine months ended September 30, 2005 or during the three months ended September 30, 2004. We expensed approximately $4.0 million during the nine months ended September 30, 2004 attributable to swap breakage fees incurred in conjunction with our early termination of swap arrangements, which is included in the debt extinguishment charge on our consolidated statements of operations.
Foreign Currency Translation
Assets and liabilities of our foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Gains or losses resulting from translation are included in other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets.
Share-Based Compensation
The Capital Automotive Group Second Amended and Restated 1998 Equity Incentive Plan, which we refer to as the Plan, provides equity compensation to our employees, officers, non-employee trustees and certain other service providers. As of September 30, 2005, we accounted for our Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under this Plan had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Therefore, no compensation expense is reflected in net income for stock option-based awards.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R), “Share-Based Payment,” supersedes APB Opinion No. 25 and its related Interpretations and was to be effective for the first interim or annual period beginning after June 15, 2005 for public companies (other than those filing as small business issuers). In April 2005, the SEC amended the effective date of SFAS No. 123(R) to require adoption of this Statement to commence in the first annual period beginning after June 15, 2005 (other than those filing as small business issuers). SFAS No. 123(R) requires the fair-value-based recognition method to be applied to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, companies that previously used the fair-value-based recognition method for disclosure under SFAS No. 123 will recognize compensation cost on or after the required effective date for the portion of previous awards for which the requisite service has not been rendered. The cumulative effect of initially applying this Statement, if any, must be recognized as of the effective date which, in our case, will be January 1, 2006. Our adoption of SFAS No. 123(R) beginning on January 1, 2006 is not expected to have a significant impact on our financial condition or results of operations.
The following table illustrates the effect on net income and earnings per share if we had applied the fair-value-based recognition method (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income available to common shareholders, as reported	$21,618	$18,689	$63,748	$43,683
Add: Share-based compensation expense included in reported net income, net of minority interest	495	318	1,467	913
Deduct: Total share-based compensation expense determined under the fair-value-based method for all awards, net of minority interest	(529)	(340)	(1,576)	(1,008)

Pro forma net income	$21,584	$18,667	$63,639	$43,588

Basic earnings per common share:
As reported	$0.47	$0.50	$1.44	$1.22
Pro forma	$0.47	$0.50	$1.43	$1.22

Diluted earnings per common share:
As reported	$0.47	$0.50	$1.43	$1.21
Pro forma	$0.47	$0.50	$1.42	$1.21
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

4. REAL ESTATE INVESTMENTS
During the third quarter of 2005, we increased our net real estate investments by approximately $58 million, bringing the total net increase in investments for the year to approximately $291 million. The third quarter real estate investments consisted of approximately $62 million in real estate investments, partially offset by approximately $2 million in property dispositions and approximately $2 million in repayments of mortgages. The investments were funded with cash on hand and borrowings under our unsecured revolving credit facility.
The total real estate investments included the acquisition of three properties and facility improvements totaling approximately $57 million. The leases of these properties and improvements have a weighted average initial lease term of approximately 14.6 years, with multiple renewal options exercisable at the option of the tenants. The remaining $5 million in real estate investments consisted of advances on one mortgage loan and construction financing secured by two properties.
5. INVESTMENT IN JOINT VENTURE
During the second quarter of 2005, we formed a joint venture (“CarsKim Investment, L.P.”) with Kimco Realty Corporation to acquire automotive retail real estate in Canada. We hold a 50% non-controlling interest in the joint venture. The investments are to be sourced and managed by us, in exchange for a management fee, and are subject to review and approval by a joint oversight committee consisting of management personnel from both companies. During the second quarter of 2005, the joint venture completed real estate acquisitions totaling $6.5 million (Canadian). These investments consist of two automotive dealerships located in Toronto, Ontario and are leased to a multi-franchised, multi-location dealer group. The joint venture did not complete any real estate investments during the third quarter of 2005. We account for our investment under the equity method of accounting. Our investment in the joint venture is included in other assets and totaled approximately $2.9 million as of September 30, 2005.
6. DISCONTINUED OPERATIONS
During the third quarter of 2005, we sold one property that, at the time, was leased to an affiliate of one of the members of our Board of Trustees, as further discussed in the “Related Party Transactions” footnote herein, to an unrelated third party for approximately $2.0 million in sale proceeds resulting in a gain of approximately $449,000 before minority interest. The lease was terminated as part of the sale. The earnings generated from the property, including the gain recognized as a result of the disposition, have been reported as discontinued operations.

The following table sets forth the components of discontinued operations related to the real estate dispositions subsequent to January 1, 2004 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Revenue:
Rental	$28	$577	$488	$3,419
Other	—	937	343	2,360

Total revenue	28	1,514	831	5,779

Expenses:
Depreciation	3	131	98	683
Interest	13	114	155	810

Total expenses	16	245	253	1,493

Income from discontinued operations before gain on sale of real estate and minority interest	12	1,269	578	4,286
Gain on sale of real estate	449	2,772	1,158	4,258

Income related to discontinued operations before minority interest	461	4,041	1,736	8,544
Minority interest related to discontinued operations	(67)	(726)	(266)	(1,553)

Total discontinued operations, net of minority interest	$394	$3,315	$1,470	$6,991

7. RELATED PARTY TRANSACTIONS
During the third quarter of 2005, we sold one auto retail location that at the time was leased to an affiliate of one of the members of our Board of Trustees to an unrelated third party, as previously discussed in the “Discontinued Operations” footnote herein. The early termination of the lease, which otherwise would have expired in February 2009, was approved in accordance with the Company’s corporate guidelines on insider transactions. The terms of the related party transaction were on substantially the same terms as we would provide to a non-affiliated tenant.
As of September 30, 2005, we owned 24 properties that were leased to entities related to three members of our Board of Trustees and/or members of their families. The properties are leased under long-term, triple-net lease agreements and have options to renew upon generally the same terms and conditions for one or more additional periods of five to ten years each, exercisable at the option of the tenants. The leases in the aggregate provide for annualized rental payments totaling approximately $13.3 million as of September 30, 2005.

8. DEBT OUTSTANDING
The following is a summary of our total debt outstanding as of September 30, 2005 and December 31, 2004 (dollars in thousands):

		Principal Balance		Principal Balance		Effective	Term/
	Original	as of September 30,		as of December 31,		Interest	Amortization
Description of Debt	Debt Issued	2005		2004		Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	$38,050	$30,279		$31,513			10 yr/17 yr
5.84% fixed rate debt due 2/1/14 (2)	11,900	11,567		11,728			10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (3)	325,000	281,574		292,557			(3)
Triple Net Lease Mortgage Notes, Series 2003-1 (4)	228,000	212,071		217,102			(4)
Various variable rate debt (5)	91,320	—		81,465			(5)

TOTAL MORTGAGE DEBT (6)		$535,491		$634,365		6.95%

Variable rate term loan due 8/20/09 (7)	150,000	150,000		150,000			(7)
5.46% Senior Notes due 2/24/15 (8)	175,000	175,000		—			(8)

6.75% Monthly Income Notes due 4/15/19 (9)	125,000	125,000	(10)	125,000	(10)		(9)
6% Convertible Notes due 5/15/24 (11)	110,000	110,000		110,000			(11)

TOTAL UNSECURED DEBT		$560,000		$385,000		5.61%

$250 million revolving unsecured facility (7)		118,000		30,000			(7)

TOTAL CREDIT FACILITIES		$118,000		$30,000		5.17%

TOTAL DEBT OUTSTANDING		$1,213,491	(10)	$1,049,365	(10)	6.19%

*	For the quarter ended September 30, 2005. Includes deferred loan fees amortized over the life of the loans.
(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires level monthly payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(3)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	$164,136	$134,111	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	62,499	7/15/15
A-3	75,900	75,900	6/15/22
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
(4)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	$109,000	$93,071	9/25/15
A-2	119,000	119,000	3/25/19
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
(5)	This represents debt that was outstanding with one lender, of which approximately $81 million was repaid during the first quarter of 2005. Approximately $73 million of the debt repaid had a spread over the 30-day LIBOR of 175 basis points with a remaining maturity of approximately 8.6 years. We had previously entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan to 7.5%. We terminated the swap arrangement during the fourth quarter of 2004 in anticipation of the debt repayment during the first quarter of 2005. The remaining debt repaid had a spread over the three-month LIBOR of 225 basis points with a remaining maturity of approximately 9.6 years. The debt was repaid with borrowings on our unsecured credit facility, which were subsequently repaid with the proceeds received from the 5.46% senior unsecured note offering described in footnote (8).

(6)	Our mortgage debt is subject to prepayment penalties.

(7)	During 2004, we closed on a syndicated unsecured revolving credit and term loan facility. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. On May 10, 2005, we entered into an amendment with the lender to reduce the interest rate spread over LIBOR on the term loan portion of the facility from 95 basis points to 87.5 basis points based on our current credit ratings. The amendment did not result in a significant modification of debt for GAAP purposes. As of September 30, 2005, the borrowings under the term loan portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 87.5 basis points. As of September 30, 2005, the borrowings under the revolving credit portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 95 basis points.

(8)	On February 24, 2005, the Partnership entered into a note purchase agreement to sell $175 million in aggregate principal amount of 5.46% senior unsecured notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Pursuant to the agreement, the Partnership issued $100 million of the notes on February 24, 2005 and an additional $75 million on March 30, 2005. The Company has guaranteed the Partnership’s obligations under the notes. Interest on the notes is payable semi-annually. The notes have a 10-year term. The Partnership may, at its option, prepay the notes, at any time, in whole or, from time to time, in part, in an amount equal to at least $5 million of the aggregate principal amount then outstanding, at 100% of the principal amount to be prepaid, plus any make-whole amount due in connection with the prepayment. In general, the make-whole amount is the amount by which the discounted value of the remaining payments relating to the principal amount to be prepaid (determined in accordance with the terms of the note purchase agreement) exceeds the principal amount to be prepaid. The net proceeds to the Company, after deducting the expenses of the offering, totaled approximately $174 million. A portion of the net proceeds were used to repay borrowings outstanding on our syndicated unsecured credit facility and to fund acquisitions. The remainder of the net proceeds were used to fund real estate investments and for general corporate purposes.

(9)	During 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $4.3 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively, as further described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(10)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of September 30, 2005 and December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $4.3 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively, representing the change in the fair value of the swap described in footnote (9) and as more fully described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(11)	During 2004, we closed on a public offering of $110 million 6% convertible notes. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period.
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
As of September 30, 2005, we were in compliance with all of the debt covenants related to our debt outstanding.

Aggregate annual repayments of our debt outstanding (excluding borrowings outstanding on our credit facility) as of September 30, 2005 are as follows (in thousands):
For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2005	$6,023	$—	$6,023
2006	25,142	—	25,142
2007	26,979	—	26,979
2008	28,735	24,211	52,946
2009	28,810	260,000	288,810
Thereafter	315,594	379,997	695,591

Total	$431,283	$664,208	$1,095,491

9. EQUITY TRANSACTIONS
On June 6, 2005, we issued 2,135,900 common shares in an underwritten public offering, including 135,900 common shares issued pursuant to the exercise of the underwriters’ over-allotment option, at an initial price to the public of $35.12 per share under our shelf registration filed with the SEC on June 4, 2004. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $73.8 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to fund real estate investments, to repay borrowings on our credit facility and for general corporate purposes.
10. PREFERRED EQUITY
Set forth below is a summary of our preferred shares of beneficial interest:

Series of
Preferred Share			Annual	Annual	Earliest
of Beneficial	# of	Month	Dividend	Dividend	Redemption
Interest	Shares Issued	of Issuance	Yield (1)	Per Share	Date

Series A	3,950,000	December 2003	7.5%	$1.875	12/11/08
Series B	2,600,000	April/May 2004	8.0%	2.000	4/27/09

(1)	Yield computed based on $25.00 per share redemption price.
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

11. MINORITY INTEREST
Assets and liabilities allocated to the limited partners (other than the Company), which we describe as the Minority Interest, are based on their ownership percentage of the Partnership at the end of the period. The ownership percentage is determined by dividing the number of Common Units held by the Minority Interest at the end of the period by the total Common Units outstanding at the end of the period, excluding derivative securities. The full redemption amount of the Preferred Units is deducted from the Partnership’s equity prior to applying the ownership percentage to calculate Minority Interest. The Minority Interest ownership percentage in the Partnership’s equity was 14.4% and 15.8% as of September 30, 2005 and December 31, 2004, respectively.
Income before minority interest is allocated to the limited partners based on their weighted average ownership during the period. The ownership percentage is determined by dividing the weighted average number of Common Units held by the Minority Interest by the total weighted average number of Common Units outstanding during the period, excluding derivative securities. Income before minority interest is reduced by Preferred Unit dividends prior to applying the ownership percentage. The Minority Interest ownership percentage in income of the Partnership was 14.5% and 18.0% for the three months ended September 30, 2005 and 2004, respectively. The Minority Interest ownership percentage in income of the Partnership was 15.3% and 18.1% for the nine months ended September 30, 2005 and 2004, respectively.
Holders of Common Units, which we refer to as Unitholders, are entitled to quarterly distributions which are equivalent to the quarterly dividend distributions received by holders of common shares. There were 7.7 million and 8.1 million Common Units as of September 30, 2005 and December 31, 2004, respectively, not held by the Company, which were outstanding and could be exchanged for common shares of the Company on a one-for-one basis in specified circumstances. When a Unitholder converts Common Units to common shares, an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership. When the Company issues common shares from an underwritten public offering, its share-based compensation plan and its Dividend Reinvestment and Share Purchase Plan, the net proceeds from these issuances are contributed to the Partnership in exchange for Common Units and an adjustment is recorded to equity to reflect the change in the Minority Interest ownership in the Partnership.
12. EARNINGS PER COMMON SHARE
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
During the second quarter of 2004, we closed on a public offering of $110 million 6% convertible notes, as further described in the “Debt Outstanding” footnote herein. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The result of the potential conversion of the $110 million 6% convertible notes was not included in the calculation of diluted earnings per share because it would have been anti-dilutive for the three months and nine months ended September 30, 2005 and 2004, respectively.

A reconciliation of income and weighted average common shares used to calculate basic and diluted earnings per common share for the three months and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income from continuing operations	$24,376	$18,526	$71,733	$44,472
Preferred share dividends	(3,152)	(3,152)	(9,455)	(7,780)

Income from continuing operations used to calculate basic earnings per common share	21,224	15,374	62,278	36,692
Impact of dilutive securities	22	(7)	68	90

Income from continuing operations used to calculate diluted earnings per common share	$21,246	$15,367	$62,346	$36,782

Basic earnings per common share	$0.46	$0.42	$1.40	$1.03
Diluted earnings per common share	$0.46	$0.41	$1.39	$1.02

Net income available to common shareholders	$21,618	$18,689	$63,748	$43,683
Impact of dilutive securities	24	(4)	69	116

Net income used to calculate diluted earnings per common share	$21,642	$18,685	$63,817	$43,799

Basic earnings per common share	$0.47	$0.50	$1.44	$1.22
Diluted earnings per common share	$0.47	$0.50	$1.43	$1.21

Weighted average shares:
Common shares outstanding used to compute basic earnings per common share	45,974	37,021	44,410	35,714
Impact of dilutive securities	344	372	317	479

Common shares outstanding used to compute diluted earnings per common share	46,318	37,393	44,727	36,193

13. DIVIDENDS DECLARED PER SHARE
The following table summarizes any activity related to our dividends during the nine months ended September 30, 2005:

	Record Date	Date Payable	Per Share
Common Shares:
Fourth Quarter 2004	February 7, 2005	February 18, 2005	$0.43050
First Quarter 2005	May 10, 2005	May 20, 2005	$0.43800
Second Quarter 2005	August 9, 2005	August 19, 2005	$0.44600
Third Quarter 2005	November 7, 2005	November 18, 2005	$0.45400

Series A Preferred Shares:
November 1, 2004 — January 31, 2005	February 1, 2005	February 15, 2005	$0.46875
February 1, 2005 — April 30, 2005	May 2, 2005	May 16, 2005	$0.46875
May 1, 2005 — July 31, 2005	August 1, 2005	August 15, 2005	$0.46875
August 1, 2005 — October 31, 2005	November 1, 2005	November 15, 2005	$0.46875

Series B Preferred Shares:
November 1, 2004 — January 31, 2005	February 1, 2005	February 15, 2005	$0.50000
February 1, 2005 — April 30, 2005	May 2, 2005	May 16, 2005	$0.50000
May 1, 2005 — July 31, 2005	August 1, 2005	August 15, 2005	$0.50000
August 1, 2005 — October 31, 2005	November 1, 2005	November 15, 2005	$0.50000
14. COMMITMENTS AND CONTINGENCIES
Facility Improvements and Construction Financing
We currently have contractual commitments to fund facility improvements and construction with several tenants generally on properties we own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate on the property without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of September 30, 2005, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next 18 months.
Guarantee Commitments
FASB Interpretation No. 45, commonly referred to as FIN 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires a guarantor to disclose its guarantees. During the second quarter of 2005, we provided a guarantee of principal and interest payments and certain related fees on a letter of credit totaling approximately $16.5 million, which was issued in support of the Parker Automotive Plaza Metropolitan District Series 2005 General Obligation 30 Year Variable Rate Bonds. The proceeds from the bond issuance are being used to reimburse one of our existing dealer groups for certain infrastructure development costs incurred in conjunction with the development of an auto mall complex. The letter of credit provides credit enhancement and liquidity for the bond issuance and expires on December 10, 2008, but may be extended on an annual basis subject to the issuer’s approval. We are currently projecting that the bonds will be remarketed during 2012, at which time it is believed that the letter of credit and our guarantee will no longer be required. As guarantor of the letter of credit, we receive a letter of credit enhancement fee. In accordance with FIN 45, we assessed the fair value of the obligation undertaken in issuing the guarantee, which was determined to total approximately $700,000 as of September 30, 2005, and is recorded in other assets and accounts payable and accrued expenses on our consolidated balance sheets.

As of September 30, 2005, our maximum obligation under the guarantee totaled approximately $8.0 million. Reimbursement to us of any amounts paid under our guarantee is secured by the assets of the project as well as certain indemnifications provided by the dealer group. No triggering events or conditions have or are anticipated to occur that would require payment under or changes in the fair value of the guarantee. Further, we believe the value of the assets as well as the indemnifications serving as collateral for the debt that is guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantee.
Contingencies
We are aware of a class action lawsuit relating to our merger filed against us and each of our trustees in the Circuit Court for Baltimore, Maryland. The lawsuit, Adams Family Trust et al. v. Capital Automotive REIT et al., filed on September 28, 2005, alleges, among other things, that the merger consideration to be paid to our common shareholders in the merger is unfair and inadequate and unfairly favors insiders and that our Board of Trustees failed to exercise ordinary care and diligence in the exercise of their fiduciary obligations. The complaint seeks, among other relief, certification of the lawsuit as a class action, a declaration that the merger agreement was entered into in breach of our Board’s fiduciary duties, and an injunction preventing completion of the merger unless and until we adopt and implement a process such as an auction to obtain the highest possible price for the Company. While no assurances can be given, we do not believe that the lawsuit, if adversely determined, will have a material adverse effect on our financial condition or results of operations. Legal defense costs will be expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with our primary business strategy to give the reader an overview of the goals of our business. This is followed by a discussion of our recent developments beginning on page 29. In the next section, beginning on page 31, we discuss our results of operations for the periods presented. We then provide, beginning on page 35, an analysis of our liquidity and capital resources, including discussions of our cash flows, financing strategy, debt arrangements, sources of capital and financial commitments. Finally, on page 46, we discuss funds from operations, or FFO, which is a relative non-GAAP financial measure of performance of a REIT used by the REIT industry.
The MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the consolidated financial statements and notes thereto appearing in Item 1 of this report, disclosures about our market risk appearing in Item 3 of this report and the subsection captioned “Forward-Looking Statements” herein. In addition, the MD&A should be read in light of the discussion of our proposed merger in our “Recent Developments” section. The proposed merger is subject to various conditions. If the merger is completed, the holders of our common shares will receive cash for their common shares and will cease to have any ownership interest in our business.
OVERVIEW
Our primary business strategy is to purchase real estate (land, buildings and other improvements) or leasehold interests therein, which we simultaneously lease to operators of franchised automobile dealerships and motor vehicle service, repair or parts businesses, used vehicle businesses and other related businesses under long-term, triple-net leases. In addition, in certain circumstances we provide mortgages, fund facility improvements and provide construction financing and takeout commitments. We use (i) the term “dealerships” to refer to these types of businesses that are operated on our properties and (ii) the terms “dealer group,” “tenant” or “operators of dealerships” to refer to the persons and entities that lease our properties from us or mortgage their properties with us. We focus on leasing properties or providing mortgages to dealer groups that have a long history of operating multi-site, multi-franchised dealerships, generally targeting the largest dealer groups in terms of revenues in the largest metropolitan areas in the U.S. in terms of population. As of September 30, 2005, we had real estate investments of more than $2.5 billion, primarily consisting of interests in 347 properties located in 32 states, including approximately 2,727 acres of land and containing approximately 15.2 million square feet of buildings and improvements. Our tenants operate 510 motor vehicle franchises on our properties, representing 44 brands of motor vehicles, which include all of the top selling brands in the U.S.
Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. The initial lease terms generally range from 10 to 20 years (with a weighted average initial lease term for leases entered into during the quarter ended September 30, 2005 of approximately 14.6 years), with our entire portfolio having a weighted average initial lease term of approximately 15.1 years. As of September 30, 2005, our portfolio had a weighted average remaining lease term of approximately 11.3 years. The leases typically have options to renew upon generally the same terms and conditions for one or more additional periods of five to 10 years each, exercisable at the option of the tenants (with renewal options typically ranging from a total of five to 40 years). In addition, included in our more than $2.5 billion of real estate investments as of September 30, 2005 are mortgages and construction advances totaling $219.4 million. The mortgages have initial terms ranging from 3.5 years to 15.0 years with our entire mortgage portfolio having a weighted average initial term of approximately 9.5 years.

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
RECENT DEVELOPMENTS
Proposed Merger Transaction
On September 2, 2005, we entered into an agreement and plan of merger pursuant to which Flag Fund V LLC, a Delaware limited liability company advised by DRA Advisors LLC, will acquire us and our subsidiaries, including our Partnership, through the mergers of the merger subsidiaries of Flag Fund V into us. In the mergers, the Company will be the surviving REIT, with all of its shares owned by Flag Fund V, and the Partnership will be the surviving partnership. DRA Advisors LLC is a New York-based registered investment advisor specializing in real estate investment management services for institutional and private investors, including pension funds, university endowments, foundations and insurance companies.
Under the terms of the merger agreement, each of our common shares (other than common shares owned by Flag Fund V and its subsidiaries) will be converted into the right to receive $38.75 in cash, without interest. In accordance with the terms of the original compensation awards, all unexercised options to purchase our common shares will be accelerated so that they will be fully vested immediately prior to consummation of the merger, and, upon consummation of the merger, the options will be cancelled and converted into the right to receive the $38.75 per share merger consideration, less the exercise price for each common share underlying the options. Also, in accordance with the terms of the original compensation awards, all outstanding restricted shares, phantom shares and deferred restricted shares will vest in full immediately prior to consummation of the merger, and will be considered for all purposes of the merger agreement to be outstanding common shares entitled to receive the same per share merger consideration as our other common shares.
In addition, under the terms of the merger agreement, each common unit of limited partnership interest in the Partnership, which we refer to as a Common Unit, that we do not own will be converted into and cancelled in exchange for the right to receive either (i) $38.75 in cash, without interest, or (ii) if the holder so elects, subject to certain conditions, a membership interest in a newly formed Delaware limited liability company that will be an affiliate of Flag Fund V and will own as its sole asset after the merger a common limited partnership interest in the surviving partnership.
Our existing Series A preferred shares and Series B preferred shares will remain issued and outstanding as preferred shares of the surviving REIT. The surviving REIT will continue to pay the required quarterly dividends on the preferred shares. In a letter to us, however, Flag Fund V has indicated that it intends to offer to purchase our Series A preferred shares and Series B preferred shares for cash, at par, effective upon the completion of the merger or within a reasonable time thereafter, subject to, among other things, its ability to obtain sufficient funds to purchase the preferred shares.

Upon the unanimous recommendation of the independent special committee of our Board of Trustees formed to evaluate the proposed merger, our Board of Trustees unanimously determined that it was advisable, fair to and in the best interest of our shareholders for us to consummate the merger and the related transactions and approved the merger agreement and the merger. The merger is subject to approval by our common shareholders and other customary closing conditions. It currently is anticipated that the merger will close on or about December 15, 2005.
Pending completion of the merger, we have agreed to carry on our business in the ordinary course, consistent with past practice. Under the merger agreement, we have agreed to various covenants regarding the conduct of our business and other general matters. These covenants include, among other matters, limitations on our ability to purchase, acquire, sell, encumber, transfer or dispose of our assets, enter into or amend any lease or any other material contract, enter into construction contracts, and, subject to exceptions listed in the merger agreement, incur or repay indebtedness, issue equity, make material capital expenditures or settle litigation.
The merger agreement contains specified termination rights for both Flag Fund V and us and provides that upon termination of the merger agreement under certain circumstances, we may be required to pay Flag Fund V a break-up fee of $40 million and reimburse up to $7.5 million of its expenses relating to the merger, subject to an overall cap on the termination fee and expense reimbursement of $40 million. If we terminate the merger agreement due to Flag Fund V’s material breach of a representation, warranty or covenant, then Flag Fund V must reimburse us for our expenses relating to the merger, up to a maximum of $7.5 million. The payment of expenses upon a termination of the merger agreement is not the exclusive remedy available to the parties.
DRA Growth & Income Fund V LLC, an affiliate of Flag Fund V, has guaranteed the obligations of Flag Fund V and its subsidiaries under the merger agreement, including but not limited to their payment obligations.
Tender Offer
On November 2, 2005, CA Acquisition REIT, which is a wholly owned subsidiary of Flag Fund V, commenced a cash tender offer for any and all of the $125,000,000 aggregate principal amount of our 6.75% senior unsecured monthly income notes due 2019 and a consent solicitation seeking the consent of the holders to proposed amendments to the indenture that governs the notes. The offer to purchase the notes will expire on December 2, 2005, unless extended. Holders of the notes who validly tender their notes by November 16, 2005 will receive $26.00 per $25.00 principal amount of notes tendered. Holders of the notes who validly tender their notes after November 16, 2005 will receive $24.00 per $25.00 principal amount of notes tendered. All holders who validly tender notes will be deemed to have consented to the amendments to the indenture which will, among other matters, eliminate substantially all of the restrictive covenants in the indenture. The consummation of the tender offer is subject to, among other conditions, the receipt of consents to the amendments from holders of at least $62,500,025 in principal amount of the notes and the completion of the merger.
Real Estate Investments
During the third quarter of 2005, we increased our net real estate investments by approximately $58 million, bringing the total net increase in investments for the year to approximately $291 million. The third quarter real estate investments consisted of approximately $62 million in real estate investments, partially offset by approximately $2 million in property dispositions and approximately $2 million in repayments of mortgages. The investments were funded with cash on hand and borrowings under our unsecured revolving credit facility.

The total real estate investments included the acquisition of three properties and facility improvements totaling approximately $57 million. The leases of these properties and improvements have a weighted average initial lease term of approximately 14.6 years, with multiple renewal options exercisable at the option of the tenants. The remaining $5 million in real estate investments consisted of advances on one mortgage loan and construction financing secured by two properties.
RESULTS OF OPERATIONS
Revenue
This section should be read in conjunction with the section captioned “Liquidity and Capital Resources — Variable Rate Lease Program” herein.

	For the three months			For the nine months
	ended September 30,		%	ended September 30,		%
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Revenue
Rental	$57,847	$50,649	14%	$169,837	$144,183	18%
Mortgage and other financing interest	4,282	332	1,190%	6,778	1,453	366%
Interest and other	277	381	(27%)	1,035	818	27%

Total	$62,406	$51,362	22%	$177,650	$146,454	21%

Rental. The increase in rental revenue from the three months and nine months ended September 30, 2004 to the three months and nine months ended September 30, 2005 was primarily attributable to the growth of our real estate portfolio from sale-leaseback transactions and facility improvements from which we generate our rental income. The following table, which demonstrates the growth of our real estate portfolio for the periods indicated, excludes all properties sold at any time during the periods presented up to and including September 30, 2005. The results of operations related to these properties have been reclassified from rental revenue to discontinued operations for all periods presented, as described under the “Discontinued Operations” section herein.

	Real Estate before
	Accumulated			Total Square
	Depreciation (in	Number of	Total Land	Footage (in
As of	thousands)	Properties	Acreage	millions)
December 31, 2003	$1,790,406	300	2,180	12.9
September 30, 2004	2,040,321	320	2,456	14.2
December 31, 2004	2,185,141	339	2,530	14.8
September 30, 2005	2,312,163	347	2,727	15.2
The increase in rental income was also attributable to increases resulting from rent adjustments above the fixed minimum escalators, as provided by the existing leases. These rent adjustments are recorded as revenue in the period they are due from the tenants.
Mortgage and Other Financing Interest. The increase in mortgage and other financing interest income from the three months and nine months ended September 30, 2004 to the three months and nine months ended September 30, 2005 was due to interest earned on mortgages and construction advances secured by real estate, the balances of which increased from approximately $16.0 million as of September 30, 2004 to approximately $219.4 million as of September 30, 2005.

Interest and Other. The decrease in interest and other income from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily due to lease assignment fees earned during the third quarter of 2004. The increase in interest and other income from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was primarily due to an increase in interest earned on our temporary investments, partially offset by lease assignment fees earned during the nine months ended September 30, 2004. We did not earn any lease assignment fees during the three months and nine months ended September 30, 2005.
Expenses

	For the three months			For the nine months
	ended September 30,		%	ended September 30,		%
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Expenses
Depreciation and amortization	$10,361	$9,059	14%	$30,629	$26,313	16%
General and administrative	5,537	3,335	66%	12,241	9,070	35%
Interest	18,540	16,418	13%	51,828	49,095	6%
Debt extinguishment charge	—	697	(100%)	—	9,409	(100%)

Total	$34,438	$29,509	17%	$94,698	$93,887	1%

Depreciation and Amortization. Depreciation and amortization consisted primarily of depreciation on buildings and improvements we owned or had a leasehold interest in during the periods indicated above. The increases are primarily attributable to the growth of our real estate portfolio described under “Revenue – Rental” above, resulting in an increase in our depreciable assets.
General and Administrative. General and administrative expenses for the three months and nine months ended September 30, 2005 increased approximately $2.2 million and $3.2 million, respectively, as compared to the three months and nine months ended September 30, 2004. Included in our general and administrative expenses for the three months and nine months ended September 30, 2005 are merger costs totaling approximately $2.3 million related to the proposed merger transaction, which is described in more detail in the “Recent Developments” section herein. General and administrative expenses, excluding merger costs, decreased approximately $76,000, or 2%, and increased approximately $894,000, or 10%, for the three months and nine months ended September 30, 2005, respectively. Excluding the $2.3 million of general and administrative costs associated with our proposed merger, the changes in general and administrative expenses were due to the following:
▪	an increase in payroll and related expenses primarily attributable to an increase in overall compensation and an increase in the number of employees;

▪	an increase in state and local income and business taxes primarily due to the growth of our real estate portfolio as well as changes in state tax laws;

▪	an increase in professional fees related to information technology consultation services;

▪	a decrease in legal fees related to the litigation that was settled during the fourth quarter of 2004;

▪	a decrease in professional fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

▪	a decrease in costs related to financing transactions during 2004 that were not consummated by us.
The increases in general and administrative expenses noted above, excluding the merger costs, were more than offset by the decreases for the three months ended September 30, 2005 while the increases in general and administrative expenses were in excess of the decreases during the nine months ended September 30, 2005.

Interest. The following table sets forth certain information regarding our debt as of the periods indicated.

			Credit
(in thousands)	Fixed Rate	Variable Rate	Facilities	Total
Balance as of:
9/30/04	$787,915	$258,647	$10,000	$1,056,562
9/30/05	845,491	250,000	118,000	1,213,491

Effective Interest Rate for the Three Months Ended September 30*
2004	6.97%	3.85%	4.38%	6.16%
2005	6.60%	5.15%	5.17%	6.19%

Effective Interest Rate for the Nine Months Ended September 30*
2004	7.05%	3.75%	4.30%	6.22%
2005	6.68%	4.70%	4.76%	6.13%

*	Includes deferred loan fees amortized over the life of the loans.
The increase in interest expense for the three months and nine months ended September 30, 2004 compared to the three months and nine months ended September 30, 2005 was primarily due to an overall increase in our debt outstanding as well as an increase in interest rates. This increase was partially offset by the repositioning of our balance sheet to replace secured debt with unsecured debt and equity during 2004, resulting in a three basis point increase in our overall effective interest rate for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, and a nine basis point decrease for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Although interest rates increased from the prior year, our credit spreads decreased as a result of the repositioning.
The increase in interest expense for the periods presented was also attributable to the reclassification of approximately $114,000 and $810,000 of interest expense related to 2004 and 2005 property dispositions to discontinued operations for the three months and nine months ended September 30, 2004, respectively, as compared to the reclassification of approximately $13,000 and $155,000 of interest expense for the three months and nine months ended September 30, 2005, respectively, as further described in the “Discontinued Operations” section herein. In accordance with GAAP, interest expense is required to be reclassified to discontinued operations for the period of time during which the properties sold secured the debt. After the disposition of the property, interest related to the associated debt instrument is recorded to interest expense resulting in an increase in interest expense in subsequent periods.
Debt Extinguishment Charges. Debt extinguishment charges for the three and nine months ended September 30, 2004 totaled approximately $697,000 and $9.4 million, respectively. The charges for the three months and nine months ended September 30, 2004 were attributable to the repositioning of our balance sheet to replace secured debt with unsecured debt and equity during 2004 resulting in an early extinguishment of debt instruments during those periods. We did not incur any debt extinguishment charges during the three months and nine months ended September 30, 2005.

Discontinued Operations
We sell properties from time to time, generally when a tenant has indicated that a particular location no longer meets their operational needs.
During the third quarter of 2005, we sold one property that, at the time, was leased to an affiliate of one of the members of our Board of Trustees, as further discussed in the “Related Party Transactions” footnote to the consolidated financial statements herein, to an unrelated third party for approximately $2.0 million in sale proceeds resulting in a gain of approximately $449,000 before minority interest. The lease was terminated as part of the sale. The earnings generated from the property, including the gain recognized as a result of the disposition, have been reported as discontinued operations.
The following table sets forth the components of discontinued operations related to the real estate dispositions subsequent to January 1, 2004 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Revenue:
Rental	$28	$577	$488	$3,419
Other	—	937	343	2,360

Total revenue	28	1,514	831	5,779

Expenses:
Depreciation	3	131	98	683
Interest	13	114	155	810

Total expenses	16	245	253	1,493

Income from discontinued operations before gain on sale of real estate and minority interest	12	1,269	578	4,286
Gain on sale of real estate	449	2,772	1,158	4,258

Income related to discontinued operations before minority interest	461	4,041	1,736	8,544
Minority interest related to discontinued operations	(67)	(726)	(266)	(1,553)

Total discontinued operations, net of minority interest	$394	$3,315	$1,470	$6,991

Preferred Share Dividends

	For the three months		%	For the nine months ended		%
	ended September 30,		Change	September 30		Change
(dollars in thousands)	2005	2004		2005	2004
Preferred share dividends	$3,152	$3,152	0%	$9,455	$7,780	22%
The increase in preferred share dividends for the nine months ended September 30, 2004 to the nine months ended September 30, 2005 represents dividends related to the 8% Series B Cumulative Redeemable Preferred Shares issued on April 27, 2004.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $4.5 million and $8.0 million at September 30, 2005 and September 30, 2004, respectively.
The changes in cash and cash equivalents during the nine months ended September 30, 2005 and 2004 were attributable to operating, investing and financing activities, as described below.

	Nine Months Ended
	September 30,
(dollars in thousands)	2005	2004
Cash provided by operating activities	$119,536	$91,346
Cash used in investing activities	(294,102)	(163,684)
Cash provided by financing activities	170,741	67,035
Operating Activities
Cash provided by operating activities represents cash received primarily from rents under long-term, triple-net leases, revenue from mortgages and other construction financing receivables as well as interest and other fee income, less general and administrative expenses and interest payments on debt outstanding.
Investing Activities
Cash used in investing activities primarily reflects investments in dealership properties or leasehold interests therein, facility improvements, mortgages and construction financing receivables and our joint venture, net of sales.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2005 primarily reflects:
•	$253.0 million of proceeds received from borrowings on our revolving credit facility;

•	$175.0 million of proceeds received from debt issuances during the period; and

•	$75.1 million of proceeds received from the issuance of common shares, net of costs.

The cash provided by financing activities was partially offset by:
•	the repayment of borrowings on our revolving credit facility totaling $165.0 million;

•	the repayment of debt totaling $81.5 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $66.8 million;

•	payments of principal on outstanding debt totaling $17.4 million; and

•	payments for debt issuance costs totaling $1.6 million.
Cash provided by financing activities for the nine months ended September 30, 2004 primarily reflects:
•	$422.2 million of proceeds received from debt issuances during the period;

•	$221.0 million of proceeds received from borrowings on our revolving credit facilities;

•	$149.9 million of proceeds received from the issuance of common shares, net of costs;

•	$63.2 million of proceeds received from our offering of 8% Series B Cumulative Redeemable Preferred Shares, net of costs; and

•	the decrease in restricted cash totaling $6.9 million.
The cash provided by financing activities was partially offset by:
•	the repayment of debt totaling $423.7 million;

•	the repayment of borrowings on our revolving credit facilities totaling $286.0 million;

•	distributions made to both common and preferred shareholders as well as minority partners during the period totaling $53.3 million;

•	payments of principal on outstanding debt totaling $22.4 million; and

•	payments for debt issuance costs totaling $10.6 million.
Financing Strategy
The following section describes our financing strategy in the course of conducting our ordinary business operations. It does not purport to describe our financing strategy if the merger described in our “Recent Developments” section is consummated.
In the normal course of our business, our primary objective is to have consistent access to long and short-term debt and equity at rates which allow us to cost efficiently run our business and produce the highest returns. During 2004, we completed a significant recapitalization of our balance sheet and achieved investment-grade senior unsecured debt credit ratings from Moody’s Investors Service and Standard & Poor’s Ratings Services. We believe that utilizing a primarily unsecured capital structure together with investment-grade credit ratings is optimal for the execution of our business strategy. It provides us much more consistent access to debt at lower costs than we previously obtained using secured debt. This approach enables us to have more flexibility to provide creative solutions for our clients. By replacing a significant portion of our secured debt with unsecured debt and equity, we have lowered our overall leverage and improved our cash flow and debt service and fixed charge coverage ratios. We intend to conduct our operations so as to best be able to maintain or improve our investment-grade credit ratings.

We typically fund our short-term liquidity requirements through available cash or our $250 million unsecured revolving credit facility (currently priced at 95 basis points over LIBOR). As of September 30, 2005, there were $118.0 million in borrowings outstanding under the facility. Availability under our credit facility is determined based on current borrowings outstanding under the facility as well as certain financial covenants contained within the facility.
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
We use a disciplined approach of matching the term and interest rate nature (fixed or variable rate) of our long-term debt to our leases. We use this process, which we refer to as “match-funding,” to substantially lock in our investment spreads during the initial lease term. As of September 30, 2005, our leases had a weighted average remaining term of 11.3 years and the earliest meaningful lease expirations do not occur until 2008. Similarly, our debt (excluding borrowings on our credit facility) had a weighted average remaining term of 9.3 years and our earliest meaningful long-term debt maturity was not until 2009. Our debt (including borrowings on our credit facility) had a weighted average remaining term of 8.6 years. As of September 30, 2005, our total outstanding debt (including borrowings under our credit facility) equaled approximately 52% of our total real estate investments subject to leases and the ratio of the remaining weighted average term of our debt to the remaining weighted average term of our leases (match-funded percentage) was 76%.
As of September 30, 2005, our total outstanding fixed rate debt equaled approximately 44% of our total real estate investments subject to fixed rate leases. The weighted average remaining term of our fixed rate leases was 11.4 years and the weighted average remaining term of our outstanding fixed rate debt was 9.8 years. As a result, our fixed rate leases and debt were 86% match-funded. Our total outstanding variable rate debt (including borrowings under our credit facility) equaled approximately 92% of our total real estate investments subject to variable rate leases. The weighted average remaining term of our variable rate leases was 10.7 years and the weighted average remaining term of our outstanding variable rate debt (including borrowings under our credit facility) was 5.9 years. As a result, variable rate leases and our variable rate debt were 55% match-funded.
As of September 30, 2005, our ratio of debt to gross assets (calculated as total assets plus accumulated depreciation) was approximately 47%, our secured debt to gross assets was approximately 21% and our debt to total market capitalization was approximately 35%. Certain financial agreements to which we are a party contain covenants that limit our ability to incur debt under certain circumstances.
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
The following table sets forth certain information regarding our variable rate leases and debt as of the periods indicated (dollars in thousands):

	Total Real	Percentage of our		Average One-	Average One-
	Estate Subject	Portfolio Subject	Total Variable	Month LIBOR	Month LIBOR
	to Variable	to Variable Rate	Rate Debt	for the three	for the nine
Period	Rate Leases	Leases	Outstanding (1)	months ended	months ended
Sept. 30, 2004	$405,652	20%	$268,647	1.60%	1.29%
Sept. 30, 2005	399,041	17%	368,000	3.60%	3.13%

(1)	Includes amounts outstanding on our revolving credit facilities totaling $10.0 million and $118.0 million as of September 30, 2004 and September 30, 2005, respectively.
As further described in the “Financing Strategy” section above, the match-funding of our variable rate lease portfolio with variable rate debt furthers our strategy of substantially locking in our investment spreads over the initial term of our leases. In addition, the minimum lease rates built into the majority of our variable rate leases protect our investment returns as interest rates decline and allow us to realize additional investment spread during low interest rate environments. However, because many of our leases are subject to minimum lease rates, as LIBOR rises, our investment spreads will generally contract until the one-month LIBOR reaches 3.0% to 3.5%, at which time substantially all of our lease rates rise above our minimum lease rates.
To illustrate, as noted above, the average one-month LIBOR rate in effect for the three months and nine months ended September 30, 2005 is higher than the average LIBOR in effect for the same periods in 2004 resulting in an increase in interest expense on our variable rate debt. However, during these same time periods, for a majority of our variable rate leases, the minimum lease rates were still in effect or the lease rates began to exceed these minimums, resulting in a smaller incremental increase in revenue on our variable rate leases.

Debt Outstanding
The following is a summary of our total debt outstanding as of September 30, 2005 and December 31, 2004 (dollars in thousands):

		Principal Balance		Principal Balance		Effective	Term/
	Original	as of September		as of December		Interest	Amortization
Description of Debt	Debt Issued	30, 2005		31, 2004		Rate*	Schedule
7.59% fixed rate debt due 12/1/08 (1)	$38,050	$30,279		$31,513			10 yr/17 yr
5.84% fixed rate debt due 2/1/14 (2)	11,900	11,567		11,728			10 yr/25 yr
Triple Net Lease Mortgage Notes, Series 2002 (3)	325,000	281,574		292,557			(3)
Triple Net Lease Mortgage Notes, Series 2003-1 (4)	228,000	212,071		217,102			(4)
Various variable rate debt (5)	91,320	—		81,465			(5)

TOTAL MORTGAGE DEBT (6)		$535,491		$634,365		6.95%

Variable rate term loan due 8/20/09 (7)	150,000	150,000		150,000			(7)
5.46% Senior Notes due 2/24/15 (8)	175,000	175,000		—			(8)

6.75% Monthly Income Notes due 4/15/19 (9)	125,000	125,000	(10)	125,000	(10)		(9)
6% Convertible Notes due 5/15/24 (11)	110,000	110,000		110,000			(11)

TOTAL UNSECURED DEBT		$560,000		$385,000		5.61%

$250 million revolving unsecured facility (7)		118,000		30,000			(7)

TOTAL CREDIT FACILITIES		$118,000		$30,000		5.17%

TOTAL DEBT OUTSTANDING		$1,213,491	(10)	$1,049,365	(10)	6.19%

*	For the quarter ended September 30, 2005. Includes deferred loan fees amortized over the life of the loans.

(1)	This loan requires monthly payments of principal and interest with a final payment at maturity of approximately $24.2 million. The Partnership has provided a guaranty of collection limited to approximately $8.9 million of this loan, contingent upon the lender first making written demand upon and proceeding against the borrower, including obtaining judgment and foreclosing upon all collateral. All amounts recovered from the borrower or collateral following a default reduce such guarantee.

(2)	This loan requires level monthly payments of principal and interest with a final payment at maturity of approximately $9.2 million.

(3)	During 2002, we issued $325 million in four classes of Triple Net Lease Mortgage Notes, Series 2002. CARS Loan Servicer L.L.C., one of our subsidiaries, is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2002 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1a	$164,136	$134,111	8/15/14
A-1b	9,064	9,064	7/15/15
A-2	75,900	62,499	7/15/15
A-3	75,900	75,900	6/15/22

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

(4)	During 2003, we issued $228 million in two classes of Triple Net Lease Mortgage Notes, Series 2003-1. CARS Loan Servicer L.L.C. is servicer of the notes on behalf of the noteholders. The following is a breakdown of the Triple Net Lease Mortgage Notes, Series 2003-1 by class:

	Original Principal	Current Principal
Class	Balance	Balance	Maturity Date
A-1	$109,000	$93,071	9/25/15
A-2	119,000	119,000	3/25/19

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

(5)	This represents debt that was outstanding with one lender, of which approximately $81 million was repaid during the first quarter of 2005. Approximately $73 million of the debt repaid had a spread over the 30-day LIBOR of 175 basis points with a remaining maturity of approximately 8.6 years. We had previously entered into an interest rate swap arrangement with a third party to fix the interest rate on this loan to 7.5%. We terminated the swap arrangement during the fourth quarter of 2004 in anticipation of the debt repayment during the first quarter of 2005. The remaining debt repaid had a spread over the three-month LIBOR of 225 basis points with a remaining maturity of approximately 9.6 years. The debt was repaid with borrowings on our unsecured credit facility, which were subsequently repaid with the proceeds received from the 5.46% senior unsecured note offering described in footnote (8).

(6)	Our mortgage debt is subject to prepayment penalties.

(7)	During 2004, we closed on a syndicated unsecured revolving credit and term loan facility. The revolving credit portion of the facility is $250 million with an initial three-year term and an option to extend the term for an additional one-year period. The term loan portion of the facility is a $150 million five-year unsecured term loan and requires interest-only payments until maturity, at which time the loan requires a final payment totaling $150 million. The facility bears interest at a spread, generally over LIBOR, and adjusts over time, based upon our debt rating or leverage. On May 10, 2005, we entered into an amendment with the lender to reduce the interest rate spread over LIBOR on the term loan portion of the facility from 95 basis points to 87.5 basis points based on our current credit ratings. The amendment did not result in a significant modification of debt for GAAP purposes. As of September 30, 2005, the borrowings under the term loan portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 87.5 basis points. As of September 30, 2005, the borrowings under the revolving credit portion of the facility bear interest, based upon our debt rating, equal to the 30-day LIBOR rate plus 95 basis points.

(8)	On February 24, 2005, the Partnership entered into a note purchase agreement to sell $175 million in aggregate principal amount of 5.46% senior unsecured notes in a private offering to institutional “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Pursuant to the agreement, the Partnership issued $100 million of the notes on February 24, 2005 and an additional $75 million on March 30, 2005. The Company has guaranteed the Partnership’s obligations under the notes. Interest on the notes is payable semi-annually. The notes have a 10-year term. The Partnership may, at its option, prepay the notes, at any time, in whole or, from time to time, in part, in an amount equal to at least $5 million of the aggregate principal amount then outstanding, at 100% of the principal amount to be prepaid, plus any make-whole amount due in connection with the prepayment. In general, the make-whole amount is the amount by which the discounted value of the remaining payments relating to the principal amount to be prepaid (determined in accordance with the terms of the note purchase agreement) exceeds the principal amount to be prepaid. The net proceeds to the Company, after deducting the expenses of the offering, totaled approximately $174 million. A portion of the net proceeds were used to repay borrowings outstanding on our syndicated unsecured credit facility and to fund acquisitions. The remainder of the net proceeds were used to fund real estate investments and for general corporate purposes.

(9)	During 2004, we closed on a public offering of $125 million 6.75% senior unsecured monthly income notes at par. Interest on the notes is payable monthly. The notes have a 15-year term and are redeemable at the Company’s option after five years at par. On March 18, 2004, which was the date the Company priced the notes, we entered into an interest rate swap arrangement with a third party to cause the interest rate on $100 million of the notes effectively to be at a floating rate of the three-month LIBOR plus 162.4 basis points. The unrealized loss on our fair value hedge was approximately $4.3 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively, as further described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(10)	Although the principal balance of the $125 million 6.75% senior unsecured monthly income notes was $125 million as of September 30, 2005 and December 31, 2004, in accordance with GAAP, the carrying value of the debt on our balance sheet has been reduced by $4.3 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively, representing the change in the fair value of the swap described in footnote (9) and as more fully described in the “Summary of Significant Accounting Policies – Interest Rate Swaps” footnote herein.

(11)	During 2004, we closed on a public offering of $110 million 6% convertible notes. The notes have a 20-year term and are convertible, at the option of the holder, into the Company’s common shares under certain circumstances, at an initial conversion price of $35.5679 per share, subject to certain adjustments. The initial price is equivalent to a conversion rate of 28.1152 shares per $1,000 principal amount of notes and was equivalent to a premium of 30% at the closing. The conversion rate will be adjusted under certain circumstances, including common stock splits, common stock issuances as dividends and increases in the dividend rate. The Company may, at its option, redeem the notes for cash on or after May 15, 2009, at any time, in whole or, from time to time, in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The noteholders may require us to repurchase all or part of the notes on May 15, 2009, May 15, 2014 and May 15, 2019, or upon a change in control, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The notes require semi-annual interest payments. The deferred loan fees associated with this debt are being amortized over a five-year period.
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
As of September 30, 2005, we were in compliance with all of the debt covenants related to our debt outstanding.
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
For all swap arrangements, we are required to post collateral, generally in the amount of the swap valuations at any point in time, to protect the lenders in case of an early termination by us. The collateral posted by us related to our hedge, totaling approximately $4.1 million and $3.3 million as of September 30, 2005 and December 31, 2004, respectively, is included in other assets on our consolidated balance sheets.
For a derivative qualifying as a cash flow hedge, the change in the unrealized gain or loss is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity on our consolidated balance sheets. The fair value of the swap is recorded as either an asset or liability on our consolidated balance sheets. As of September 30, 2005 and December 31, 2004, we did not have any outstanding interest rate swap arrangements designated as cash flow hedges.
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
The unrealized loss on our fair value hedge was approximately $4.3 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively. The net unrealized gain or loss on our fair value hedge and the debt being hedged had no impact on our net income for the three months and nine months ended September 30, 2005 and 2004, respectively. We have evaluated our fair value hedge as of September 30, 2005 and believe it continues to be highly effective.
Upon the early termination of swap arrangements or when we believe it is probable we are not subject to interest rate risk, we recognize the realized gain or loss in our results of operations in the period of the swap breakage. We did not have any such expenses during the three months and nine months ended September 30, 2005 or during the three months ended September 30, 2004. We expensed approximately $4.0 million during the nine months ended September 30, 2004 attributable to swap breakage fees incurred in conjunction with our early termination of swap arrangements, which is included in the debt extinguishment charge on our consolidated statements of operations.
Equity Offerings
On June 6, 2005, we issued 2,135,900 common shares in an underwritten public offering, including 135,900 common shares issued pursuant to the exercise of the underwriters’ over-allotment option, at an initial price to the public of $35.12 per share under our shelf registration filed with the SEC on June 4, 2004. Net proceeds to the Company, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $73.8 million. The Company contributed the net proceeds of the offering to the Partnership in exchange for Common Units and used the net proceeds to fund real estate investments, to repay borrowings on our credit facility and for general corporate purposes. As of September 30, 2005, approximately $322.8 million was available under the 2004 Shelf Registration Statement.
Liquidity Requirements
The following section describes our liquidity requirements in the ordinary course of our business and the manner in which we expect to satisfy these requirements. It does not purport to describe our liquidity requirements or the manner in which we expect to satisfy these requirements if the merger described in our “Recent Developments” section is consummated.

In the ordinary course of our business, our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service requirements (including debt service relating to additional and replacement debt), collateral calls on interest rate swaps, distributions to common and preferred shareholders, distributions to minority partners, amounts required for additional investments in properties, mortgages, facility improvements and construction financings (“real estate investments”) and amounts required for additional investments in CarsKim Investment, L.P., our joint venture. We expect to meet these requirements (other than amounts required for real estate investments and investments in our joint venture) through cash provided from operations and our existing revolving credit facility. We anticipate that any additional real estate investments and investments in our joint venture during the next 12 months will be funded with cash provided from operations, long-term unsecured debt and the issuance of common or preferred equity or Units, each of which may be initially funded with our existing revolving credit facility. Real estate investments and investments in our joint venture will be made subject to our investment objectives and policies with the intention of maximizing both current and long-term growth and income.
As of September 30, 2005, our contractual long-term liquidity requirements consisted primarily of obligations under our long-term debt and our unsecured credit facility and dividends paid to our preferred shareholders. We anticipate that long-term liquidity requirements will also include amounts required for real estate investments and investments in our joint venture as well as distributions to common shareholders and minority partners. We expect to meet long-term liquidity requirements through long-term unsecured borrowings and equity issuances. The availability and terms of any such financing will depend upon market and other conditions.
Aggregate annual repayments of our debt outstanding (excluding borrowings outstanding on our credit facility) as of September 30, 2005 are as follows (in thousands):
For the Year Ended December 31,

	Principal
	Amortization	Maturities	Total
2005	$6,023	$—	$6,023
2006	25,142	—	25,142
2007	26,979	—	26,979
2008	28,735	24,211	52,946
2009	28,810	260,000	288,810
Thereafter	315,594	379,997	695,591

Total	$431,283	$664,208	$1,095,491

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

We are the tenant under certain ground leases expiring between August 2010 and August 2035, with substantially all ground leases having options to renew for one or more additional periods ranging from a total of 10 to 15 years, but in no event extending beyond 2035. In connection with the acquisition of such leasehold interests, we also acquired the interest in the buildings and improvements located on the land subject to such ground leases. We in turn have subleased our interests in such ground leases and the related buildings and improvements to our tenants. Certain predecessors in interest to us (which predecessors are, or are affiliates of, our tenants) remain liable for rent and other obligations under the ground leases. In addition, our tenants are responsible for making the rental payments under the related ground leases directly to the ground landlords. Total future minimum lease payments under the remaining terms of the ground leases totaled approximately $110.0 million as of September 30, 2005.
We also currently have contractual commitments to fund facility improvements and construction with several tenants generally on properties we own. Such commitments are subject to typical construction terms and conditions. Improvements include costs incurred by tenants on facilities during which the tenant’s business continues to operate on the property without interruption. Construction financings include advances for the construction of new facilities by tenants for which operations have not commenced or fundings for major improvements to existing facilities that cause operations to cease during the construction period. As of September 30, 2005, these commitments totaled approximately $130 million. The majority of these projects are expected to be completed during the next 18 months.
Dividend Reinvestment and Share Purchase Plan
During April 2000, we implemented a Dividend Reinvestment and Share Purchase Plan, which we refer to as the DRIP, which was subsequently replaced on October 1, 2004. Under the DRIP, current common shareholders and holders of Common Units other than us, which we refer to as Unitholders, are permitted to elect to reinvest all, a portion or none of their cash dividends or distributions to purchase common shares. The DRIP also allows both new investors and existing common shareholders and Unitholders to make optional cash payments to purchase common shares.
On September 9, 2005, in accordance with the terms of the Merger Agreement, we suspended the DRIP. All dividends paid while the DRIP is suspended will be paid in cash.
For the three months ended September 30, 2005, we issued approximately 118,000 common shares under the DRIP, totaling approximately $4.2 million. For the nine months ended September 30, 2005, we issued approximately 366,000 common shares under the DRIP, totaling approximately $12.4 million.
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
As of September 30, 2005, our maximum obligation under the guarantee totaled approximately $8.0 million. Reimbursement to us of any amounts paid under our guarantee is secured by the assets of the project as well as certain indemnifications provided by the dealer group. No triggering events or conditions have or are anticipated to occur that would require payment under or changes in the fair value of the guarantee. Further, we believe the value of the assets as well as the indemnifications serving as collateral for the debt that is guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantee. Therefore, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table reconciles FFO, FFO available to common shareholders and FFO per common share for the three months and nine months ended September 30, 2005 and 2004 to their most directly comparable GAAP measures, net income available to common shareholders and net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$24,770	$21,841	$73,203	$51,463

Real estate depreciation and amortization	10,334	9,174	30,646	26,946

Minority interest related to income from continuing operations and income from discontinued operations	3,594	3,555	11,309	8,876

Gain on sale of real estate	(384)	(2,274)	(982)	(3,486)

FFO	38,314	32,296	114,176	83,799

Preferred share dividends	(3,152)	(3,152)	(9,455)	(7,780)

FFO available to common shareholders — basic	$35,162	$29,144	$104,721	$76,019

Dilutive effect of convertible securities	1,813	—	5,437	—

FFO available to common shareholders — diluted	$36,975	$29,144	$110,158	$76,019

Weighted average number of common shares used to compute basic net income per common share	45,974	37,021	44,410	35,714

Weighted average number of common shares used to compute fully diluted net income per common share	46,318	37,393	44,727	36,193

Weighted average number of common shares and units used to compute basic FFO per common share	53,775	45,133	52,411	43,598

Weighted average number of common shares and units used to compute fully diluted FFO per common share	57,212	45,504	55,821	44,077

Basic net income per common share	$0.47	$0.50	$1.44	$1.22

Diluted net income per common share	$0.47	$0.50	$1.43	$1.21

Basic FFO per common share	$0.65	$0.65	$2.00	$1.74

Diluted FFO per common share (1)	$0.65	$0.64	$1.97	$1.72

(1)	The impact of the if-converted method, as further described in the Earnings Per Common Share footnote to our consolidated financial statements, for the Company’s contingently convertible debt instrument, which was issued during the second quarter of 2004, on diluted FFO per common share is dilutive for the three months and nine months ended September 30, 2005. Therefore, the calculation includes the effect of the potential conversion resulting in a reduction in interest expense totaling approximately $1.8 million and $5.4 million for the three months and nine months ended September 30, 2005, respectively, as well as an additional 3.1 million common shares outstanding during both periods. The impact of the if-converted method for the Company’s contingently convertible debt instrument on diluted FFO per common share is anti-dilutive for the three months and nine months ended September 30, 2004. Therefore, the calculation excludes the effect of the potential conversion for both periods.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, Item II and Item III of Part I of this Form 10-Q describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events, and should be read together with our other filings under the Securities Act and the Exchange Act, including the risks and other risk factors contained in our Form 8-K/A filed on March 11, 2005. Other parts of this Form 10-Q may also describe forward-looking information. Many things can happen that can cause our actual results to be very different than those described. These factors include, but are not limited to:
•	risks that the proposed merger will not be consummated on the terms disclosed in the merger agreement, or at all;

•	risks resulting from the potential adverse effect on our business and operations of the covenants we made in the merger agreement;

•	risks resulting from the decrease in the amount of time and attention that management can devote to our business while also devoting its attention to completing the proposed merger;

•	risks associated with the increases in operating costs resulting from the additional expenses we have incurred and will continue to incur relating to the proposed merger;

•	risks that our tenants will not pay rent;

•	risks related to the mortgage loans in our portfolio, such as the risk that our borrowers will not pay the principal or interest or otherwise default, the level of interest income generated by the mortgage loans, the market value of the mortgage loans and of the properties securing the loans, and provisions of federal, state and local law that may delay or limit our ability to enforce our rights against a borrower or guarantor in the event of a default under a loan;

•	risks related to our reliance on a small number of dealer groups for a significant portion of our revenue;

•	risks of financing, such as increases in interest rates and our ability to meet existing financial covenants, to maintain our investment-grade senior unsecured debt ratings and to consummate planned and additional financings on terms that are acceptable to us;

•	risks that our growth will be limited if we cannot obtain additional capital or refinance our maturing debt;

•	risks that planned and additional real estate investments may not be consummated;

•	risks that competition for future real estate investments could result in less favorable terms for the Company;

•	risks relating to the automotive industry, such as the ability of our tenants to compete effectively in the automotive retail industry or operate profitably and the ability of our tenants to perform their lease obligations as a result of changes in any manufacturer’s production, supply, vehicle financing, incentives, warranty programs, marketing or other practices, or changes in the economy generally;

•	risks generally incident to the ownership of real property, including adverse changes in economic conditions, changes in the investment climate for real estate, changes in real estate taxes and other operating expenses, adverse changes in governmental rules and fiscal policies and the relative illiquidity of real estate;

•	risks related to our financing of new construction and improvements;

•	environmental and other risks associated with the acquisition and leasing of automotive properties;

•	risks related to our status as a REIT for federal income tax purposes, such as the existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

•	risks associated with the pending lawsuit against us and our trustees relating to the proposed merger and with any other lawsuits that may arise out of the proposed merger.
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
During the nine months ended September 30, 2005, our fixed rate debt increased from $687.9 million as of December 31, 2004 to $845.5 million as of September 30, 2005. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments at September 30, 2005 had been one percentage point higher or lower, the fair value of those debt instruments on that date would have increased or decreased, respectively, by approximately $52.6 million.

As of September 30, 2005, approximately $399 million, or 17% of our total real estate portfolio, was leased to tenants utilizing our variable rate lease program as further described under the “Liquidity and Capital Resources” section herein, as compared to $436 million as of December 31, 2004. As of September 30, 2005, our total variable rate debt outstanding was $368.0 million, as compared to $361.5 million as of December 31, 2004.
If interest rates on our variable rate debt instruments outstanding at September 30, 2005 had been 1% higher or lower, our annual interest expense relating to those debt instruments would have increased or decreased, respectively, by approximately $3.7 million, based on balances at September 30, 2005. This impact on net income as a result of an increase or decrease in interest rates by 1% is partially reduced by the structure of our variable rate leases as noted above. Because of the minimum lease rates built into the majority of our leases, if the underlying index on our variable rate lease agreements outstanding at September 30, 2005 had been 1% higher or lower, our annual rental revenue relating to those lease agreements would have increased by approximately $3.6 million or decreased by approximately $2.4 million respectively. Assuming the underlying index increased to a level where none of our minimum lease rates were triggered, a 1% increase or decrease in the underlying index would increase or decrease our rental revenue by approximately $3.4 million to $4.3 million because of certain investment spread variations at various LIBOR levels.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President and Chief Accounting Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as of September 30, 2005. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAPITAL AUTOMOTIVE REIT
PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
We are aware of a class action lawsuit relating to our merger filed against us and each of our trustees in the Circuit Court for Baltimore, Maryland. The lawsuit, Adams Family Trust et al. v. Capital Automotive REIT et al., filed on September 28, 2005, alleges, among other things, that the merger consideration to be paid to our common shareholders in the merger is unfair and inadequate and unfairly favors insiders and that our Board of Trustees failed to exercise ordinary care and diligence in the exercise of their fiduciary obligations. The complaint seeks, among other relief, certification of the lawsuit as a class action, a declaration that the merger agreement was entered into in breach of our Board’s fiduciary duties, and an injunction preventing completion of the merger unless and until we adopt and implement a process such as an auction to obtain the highest possible price for the Company. While no assurances can be given, we do not believe that the lawsuit, if adversely determined, will have a material adverse effect on our financial condition or results of operations. Legal defense costs will be expensed as incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
2.1	Agreement and Plan of Merger dated as of September 2, 2005 by and among Capital Automotive REIT, Capital Automotive L.P., Flag Fund V LLC, CA Acquisition REIT and CALP Merger L.P. (filed as Exhibit 2.1 to the Company’s Form 8-K, dated September 2, 2005 and filed on September 6, 2005, and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

99.1	Guaranty dated as of September 2, 2005 by DRA Growth & Income Fund V LLC in favor of Capital Automotive REIT and Capital Automotive L.P. (filed as Exhibit 99.1 to the Company’s Form 8-K, dated September 2, 2005 and filed on September 6, 2005, and incorporated herein by reference)

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
David S. Kay
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated: November 4, 2005

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated as of September 2, 2005 by and among Capital Automotive REIT, Capital Automotive L.P., Flag Fund V LLC, CA Acquisition REIT and CALP Merger L.P. (filed as Exhibit 2.1 to the Company’s Form 8-K, dated September 2, 2005 and filed on September 6, 2005, and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

99.1	Guaranty dated as of September 2, 2005 by DRA Growth & Income Fund V LLC in favor of Capital Automotive REIT and Capital Automotive L.P. (filed as Exhibit 99.1 to the Company’s Form 8-K, dated September 2, 2005 and filed on September 6, 2005, and incorporated herein by reference)